Form 10-K
period 1999-12-31
FINDWHAT COM INC
filed 2000-03-31
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from..................to....................

                         Commission file number: 0-27331

                                  FINDWHAT.COM
             (Exact name of registrant as specified in its charter)

        Nevada                                           88-0348835
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                         121 West 27th Street, Suite 903
                            New York, New York 10001
                                 (212) 255-1500

  (Address and telephone number of registrant's principal executive offices and principal place of business)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 par value

      Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  /X/ Yes   / / No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      State the aggregate market value of the voting and non-voting equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. $61,807,359 based on the last sale price on March 29, 2000.

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 13,691,750 shares of common, $.001 par value as of March 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for 2000 Annual Meeting of Stockholders.

Forward-Looking Statements

      This document contains forward-looking statements which reflect the views of management with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions which identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

                                     PART I

Item 1. Description of Business

                                    BUSINESS

Overview

      We are a developer and marketer of performance-based advertising services for the Internet. Currently, we offer two proprietary services: FindWhat.com, a pay-for-performance search engine and BeFirst.com, a web site optimization service. Our focus is to:

      o     drive qualified traffic to Internet web sites, and
      o ensure that Internet users find what they are looking for when "surfing the web."

Our services are designed to connect consumers who are most likely to purchase specific goods and services to businesses that provide those goods and services.

      The FindWhat.com search engine allows Internet users to enter a word or phrase describing what they want, called a keyword or search word, and click on "Find." Our search engine then displays a selection of web sites related to that keyword. Advertisers can determine where on the results page their web site link will appear for any given keyword search, through an open, automated bidding process. Advertisers submit bids for the amount they will pay for each consumer who clicks-through to their web sites. We have entered into relationships with Go2Net, LinkShare Corporation, Beasley Broadcasting and Inktomi.

      Our FindWhat.com search listing advertisement revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing revenue is earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. Our banner advertising revenue is earned under the terms of our contractual arrangements with advertisers or advertising agencies. While we only launched our FindWhat.com search engine in September 1999, we have made significant progress in growing the number of advertisers and consumers. As of March 23, 2000, consumers could find relevant search listings for information, products and services from approximately 2,300 participating advertisers who had placed over 1.15 million search listings, up from approximately 1,200 advertisers and more than 750,000 search listings as of December 31, 1999. For the year to date through March 23, 2000, the FindWhat.com search engine had approximately 1.1 million paid click-throughs with an average price per paid click-through of $0.06. In all of 1999, the FindWhat.com search engine had approximately
35,000 paid click-throughs.

      Our BeFirst.com service, known as "web site optimization," increases the volume of relevant traffic to each client's business by improving the placement in the search results generated by Internet search engines. We achieve improved placement for our clients through our understanding of search engine algorithms and constant monitoring of search engine behavior. Our BeFirst.com service currently derives revenue from two sources: set-up fees charged to new clients and a per-click-through charge for each consumer the service generates for a client's web site. As of March 23, 2000, BeFirst.com had over 100 clients, including eBay, Avenue A, Ebags.com and Dr.Koop.com.

      We were organized under the laws of the State of Nevada under the name Collectibles America, Inc. in October 1995. We discontinued our business operations and transferred our assets to satisfy liabilities in 1997. In June 1999, we acquired 1,000 shares of common stock of BeFirst Internet Corporation, which was organized under the laws of the State of Delaware in March 1998, representing all of its outstanding capital stock. These shares were acquired from the holders in exchange for our issuance of 8,750,000 shares of our common stock. As the result of such exchange of stock, the stockholders of BeFirst Internet Corporation acquired control of us and BeFirst Internet Corporation became our wholly owned subsidiary. We changed our corporate name to BeFirst.com at the time of the acquisition. In September 1999, we changed our corporate name to FindWhat.com. At the time of our acquisition of BeFirst Internet Corporation, it had been in the business of developing and offering "web site optimization" services to Internet advertisers.

Industry Overview

      Internet advertisers rely on web sites providing web directories or "search engines" as one of the means of supplying an audience for their web sites and advertising message. These search engines enable consumers to search the Internet for a listing of web sites matching a descriptive word or phrase and offer advertisers exposure to the Internet audience. In order to attract and keep users, these search engines have evolved into "portals" that deliver a vast array of content and services.

      Internet user's unmet search requirements. Portals attempt to increase the number and duration of visits to their sites in order to maximize graphical advertising opportunities. Increasing length of visits creates a conflict of interest between the consumer's desire to find what they are looking for in a quick and efficient manner and the portal. Additionally, the process for assigning results to user queries by traditional search engines may generate irrelevant results. Search engines that use technology based on invisible or descriptive tags are prone to post irrelevant and unassociated results because operators are free to tag their sites with irrelevant search terms to attract additional customer attention at low cost.

      Ineffectiveness of traditional Internet advertising. Traditional Internet advertising primarily is in the form of banner or sponsorship advertising, which is typically priced with advertisers paying for viewers. Advertising with portals is typically expensive and available only to relatively large accounts, which limits the number of Internet advertising opportunities. We believe the pay-per-view model does not efficiently exploit the advertising potential and accountability of the Internet because advertisers are paying for viewers who may not be interested in their products or services.

      Lack of convergence between effective e-commerce and search engines. We believe that there is increasing frustration and discontent among consumers concerning the lack of comprehensive information regarding offers of consumer products and services by existing Internet search engines. Additionally, we believe that advertisers are looking for alternatives to traditional Internet advertising. This presents a market opportunity for the FindWhat.com search engine, which is designed as an e-commerce aggregator to improve the consumer search experience and more efficiently link advertisers with their target consumers.

The FindWhat.com solution

      FindWhat.com

      FindWhat.com is designed as an e-commerce aggregator to improve the consumer search experience and link advertisers and consumers. We distinguish the FindWhat.com search engine from the "portal" search engine model - used by such sites as AltaVista, Excite, and Yahoo - by presenting an extremely clean, uncluttered interface. Unlike portals, which seek to keep consumers within their web site and have multiple graphical advertisements, our search result pages load quickly and consist of a list of 25 results per page. The top results for any keyword search are those companies that are most likely to have what the consumer wants to find. Consequently, we believe our FindWhat.com search engine offers consumers fast, simple and direct search results. By eliminating extraneous content and advertising, we eliminate a portal's inherent conflict between assisting consumers to locate relevant information and attempting to keep them within the portal's web site. Like the Yellow Pages, the FindWhat.com search engine is a commercial search tool for people or businesses that are actively looking for information or for goods or services to purchase.

The FindWhat.com search engine

      Search results on the FindWhat.com search engine are rank-ordered through a competitive bidding process in which each advertiser's bid represents the amount it will pay us for each consumer click-through. The advertiser with the highest bid is listed first in the search results, with the remaining advertisers appearing in descending order. Because advertisers must pay for each click-through to their web site, we believe that they select and bid only on those search words or phrases they believe are most relevant to their business offerings. We also employ editors and an automated editing program to insure that advertisers do not bid on irrelevant keywords.

Benefits for consumers

      A better search result. We believe that the pay-for-performance model delivers a better and more relevant search result to Internet consumers, because companies actively promoting and selling the desired goods and services are positioned first in the results listings.

      A robust database. As of March 23, 2000, the FindWhat.com search engine listed paid results from approximately 2,300 advertisers who had placed more than 1.15 million search listings. Additionally, our search results not only deliver web sites that bid for position, the search is supplemented by Inktomi's robust database. Inktomi is an independent supplier that is not allied with any one search engine or portal.

      Ease of use. The FindWhat.com search engine focuses on delivering an easy-to-use, uncluttered interface that delivers a faster response with less confusion. The FindWhat.com site is particularly easy to navigate for the novice web user.

Benefits to Advertisers

      Delivery of the target market. The FindWhat.com pay-for-performance search engine enables marketers to target their message directly at the consumers who are shopping for products or services in their category. They accomplish this precise targeting of qualified prospects by paying to reach consumers who have typed in keywords or phrases that describe their product and service offerings.

      Control. The advertiser maintains control over their listing in the FindWhat.com search results. Our clients can access their account and write or edit their company or product description at any time. We believe this capability is particularly useful to advertisers when they are running promotions or are featuring certain seasonal or holiday items or services.

      Ease of use. The FindWhat.com search engine advertiser interface is easy to access and use. Advertisers can establish an account online, although customer service is available via e-mail or a toll-free number.

      Reasonable start-up costs. Barriers to opening an account with the FindWhat.com search engine are low. Any company with a web site can utilize the FindWhat.com search engine. Participation in the system requires a minimum bid deposit of $25. The account is then charged for each consumer who clicks through to the bidder's web site. The minimum starting bid for a specific keyword search result is $0.01.

      Efficiency and accountability. The FindWhat.com search engine brings efficiency and accountability to the purchase of Internet advertising and addresses what we believe is the most common objection marketers have when considering an Internet media buy - knowing what they are getting for their money. Advertisers can pick all the keywords that are relevant to their businesses, bidding the most for those that are most relevant and bidding less for those that are more distantly related to their core products.

      Pay for performance only. With the FindWhat.com search engine, advertisers are confident that they are not wasting their advertising dollars because they pay only for the prospects who come to their site. We believe the pay-per-click model delivers exactly the type of accountability advertisers are seeking.

      Evaluation. With our open automated bidding system, advertisers can evaluate the value of paying for a premium position. The search results page shows advertisers what their competitors are bidding for their positions and allows them to make competitive bids. The bidding for key words is automated in real time, so that results are instantaneous.

Popular category key buys

      We also offer advertisers the opportunity to buy popular category keywords on our FindWhat.com search engine. These popular category topics present quick access choices for consumers who have not refined their search enough to type in a keyword that defines a narrow topic.

Banner advertising on FindWhat.com

      In addition to the pay-for-performance bidding system, we offer opportunities to advertisers to buy traditional banner ad placements. Advertisers can choose from highly targeted placements, based on major search categories like travel or music or run-of-site banners. Keyword-specific and run of site banners appear at the top of the search result pages and at the top of information pages. There is no paid advertising on the FindWhat.com home page.

      BeFirst.com

      Another service we offer to meet the needs of Internet e-commerce businesses we offer our BeFirst.com service, known as "web site optimization." The purpose of our BeFirst.com service is to increase the volume of traffic relevant to each client's business by improving the placement of our clients' web sites in the search results generated by Internet search engines.

      In providing "web site optimization" services, our technical staff analyzes the client's web site, including its main goals and objectives. We then focus on enhancing the probability that the web site will appear in a list of results in response to a consumer's inquiry on other popular search engines. The goal is a higher ranking on the list. The methods we use for a particular client might include providing suggestions as to how source codes in a client's web site should be restructured or modified to increase relevancy rankings. Additionally, we may create a new web site consisting of the client's desired promotional information which we submit to search engines. When a user clicks on a listing based on the web site created by us, the user is automatically forwarded to the client's main web site.

      We believe that our BeFirst.com web site optimization service is unique because each client's objectives are assessed on an individual basis, generating customized programs in an industry where standard "one size fits all" models typically prevail. Moreover, our BeFirst.com service seeks to optimize a client's site on up to 300 search engines, directories and online yellow pages, while other search optimization services generally limit their optimization techniques to a smaller number of search engines. As of March 23, 2000, BeFirst.com had over 100 clients, including eBay, Avenue A, Ebags.com and Dr.Koop.com.

Strategy

Increase number of advertisers

      We recruit advertisers to utilize our services primarily through direct sales efforts. Our sales staff targets e-commerce businesses and advertisers who they locate through on line research. Our sales staff usually contacts potential advertisers directly, utilizing telemarketing and e-mail. If warranted, our sales staff makes personal sales calls. Additionally, we sponsor trade shows in which we believe potential advertisers will be exposed to our services.

Increase traffic

      Online traffic partnerships.

      Our online traffic partnerships enable us to link our advertisers to consumers who may not otherwise use the FindWhat.com search engine. We have agreements with Go2Net, Mamma.com, WebInfoSearch and Cyber Networks, Inc. to provide search results on their meta-search engines. We also target heavily trafficked sites, browsers, community portals and Internet service providers.

      Traditional media strategies. We utilize traditional media strategies to generate unique users for the FindWhat.com search engine. To build brand awareness with consumers and drive traffic to the FindWhat.com web site, we use offline media including: public relations, telemarketing, radio and outdoor advertising in key markets. We believe offline media has proven to be highly effective for online media companies. Our online advertising includes targeted e-mail, banners and our affiliate program. See "Sales and Marketing."

      Affiliate program. Central to our Internet-based marketing is an affiliate program that allows other web sites to place the FindWhat.com search interface on their pages in the form of small boxes or banners. Our affiliate program drives traffic to the FindWhat.com site and also functions as an online branding program by placing the FindWhat.com logo on numerous sites around the web. Our affiliates earn money for each click-through generated by a search on their site. We attempt to place FindWhat.com links on high traffic, high profile web sites and pay other web site owners fees to provide the necessary incentive to enter into the link arrangement.

Increase revenue

      Our objective is to expand advertiser participation and increase business and consumer transactions through our FindWhat.com search engine. We believe that if we build a solid foundation of active bidders and users, we will stimulate growth which should increase the efficiency of our service. A large and active base of advertisers will enable us to generate more relevant search results for consumers, which in turn should increase the number of consumers utilizing our services and clicking through on bidded results.

Sales & Marketing

      Our sales and marketing efforts are coordinated out of our New York and Santa Monica offices. We currently employ seven full-time sales representatives. All of our representatives are compensated with salaries and performance-based bonuses. Our representatives report to supervisors and have direct communication with our Chief Executive Officer, who oversees our sales and marketing efforts.

Consumer and business users

      We target online consumers who are actively shopping for goods and services or looking for information. To build brand awareness with consumers and drive traffic to the FindWhat.com web site, we use offline media including: public relations, telemarketing, radio and outdoor advertising in key markets. We believe offline media has proven to be highly effective for online media companies. Our online advertising includes targeted e-mail, banners and the affiliate program.

o Radio: Radio is our primary consumer advertising launch vehicle. By focusing on delivering the media message by region, we are attempting to create the perception that FindWhat.com is a major online presence in the selected market. We believe that radio is a highly effective medium for reaching Internet users.

o Outdoor Advertising: In December 1999, we launched outdoor (billboard) campaigns in Los Angeles in selected high traffic locations. This billboard advertising has been obtained through our agreement with Van Wagner Outdoor.

o Online Advertising: We operate an online banner campaign to promote FindWhat.com and our million dollar sweepstakes, featuring a "click and win" promotion.

o Million Dollar Giveaway: Starting December 1999, we implemented a daily million dollar lottery. Registered consumers have the chance to win $1 million in a daily online lottery. We believe the million-dollar lottery provides an incentive to visit FindWhat.com repeatedly. A personalized e-mail greeting welcomes consumers back each time. The lottery has been arranged through a third party provider that guarantees payment of the sweepstakes in return for flat fees from us.

o Public Relations: We have a public relations firm to exploit our contests and other media activities.

Advertisers

      We believe businesses that become FindWhat.com search engine clients are those who are particularly interested in taking advantage of the growth of e-commerce by driving motivated consumers to their web sites efficiently. Our program to attract advertising clients includes:

o Direct sales: Our sales staff targets companies with highly visible web-based promotional programs and advertisers who are using competitive services.

o Business-oriented advertising: Because the barriers to opening an account with the FindWhat.com search engine service are low, virtually any company with a web site can try the service. To reach this larger market, we have supplemented our direct-sales program with an advertising campaign on business-oriented media.

o Online promotion: Our online promotional program includes banner advertisements and preferred placement on search engines.

o Trade Shows: We participate and sponsor industry trade shows, such as the Internet Search Engine Expo held in San Francisco in November 1999 and in New York in March 2000. We intend to participate in additional trade shows that attract advertisers and affiliates throughout the year.

o Customer service: To eliminate any perceived barriers to doing business with us, we attempt to deliver excellent customer service. We believe that superior customer service adds an extra level of value.

BeFirst.com

      To obtain advertising clients for our BeFirst.com service, our sales force uses direct phone and Internet selling to a target client list culled from the large number of advertisers placing banner advertising on the top search service web sites as well as smaller advertisers placing advertisements on more targeted web sites. We anticipate that we will hire additional sales staff in order to increase the direct queries made to potential clients. We also intend to retain additional personnel or hire third party contractors to assist in data entry and technical aspects of our service so that we may service an increased client base.

Revenue Model

      We generate revenue from:

            o search listing paid click-throughs on the FindWhat.com search engine,
            o     banner advertising on the FindWhat.com search results pages,
            o     set-up fees on our BeFirst.com service, and
            o     click-through fees for BeFirst.com service.

      FindWhat.com search listing paid click-throughs.

      Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Paid click-through revenue is earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable.

      FindWhat.com banner advertising.

      Our banner advertising revenue is earned under the terms of our contractual arrangements with the advertiser or advertising agency, which generally provide for a fee for each click-thru on the banner advertisement.

      BeFirst.com set-up fees.

      We charge each new client a one-time fee for the web site optimization services to be performed by us for that client.

      BeFirst.com click-through fees.

      Click-through rates are negotiated and generally vary based on the client's industry and the frequency with which words or phrases related to that industry are searched. The negotiated click-through rate is applied to the actual number of consumers clicking on the various search engine placements established by the BeFirst.com service on behalf of a client.

Customers

      With an open bidding system that is automated, advertisers can evaluate the value to their company of paying for a premium position. They can see listed on the search results page exactly what their competitors are bidding for their positions and can outbid them, if they like. The auction is automated in real time, so results are instantaneous. The power of the model is demonstrated by the quality of the advertisers that have enlisted since September 1999 as shown in the following table:

                                       FindWhat.com

                                  Participating Companies

            Category                     Company

            Advertising Agency           Avenue A

            Auctions                     Ebay

            Music                        Sonicnet/MTV

            Flowers                      PC Flowers & Gifts, Flower.com

            Pets                         Petstore.com

            Health                       DrKoop.com, allherb.com

            Travel                       Uniglobe.com

            Rewards                      mypoints.com

Key Relationships

      Inktomi. We have an agreement with Inktomi Corporation, a data information provider, to provide supplemental data for the FindWhat.com search engine so that consumers will receive comprehensive search results in response to their search queries. Utilizing Inktomi's database of web sites, we can display search results in addition to the listings paid for by our advertisers.

      Go2Net, Inc. We have entered into an agreement with Go2Net, Inc. to post our search results on their Dogpile and MetaCrawler meta-search services. Go2Net is one of the Internet's leading networks, providing consumer services, business services and enabling services. Go2Net offers through the world wide web a network of branded properties and aggregated content in the categories of search and directory, personal finance, multi-player games, small business services and e-commerce solutions. Pursuant to our agreement, we issued Go2Net a warrant to purchase 725,000 shares of our common stock.

      LinkShare. We launched an affiliate marketing program with LinkShare Corporation (http://www.linkshare.com) in early December 1999. This program offers web sites that are members of the LinkShare Network an opportunity to offer a link on their sites to our FindWhat.com search engine. LinkShare manages a network where merchants and affiliates may create an online marketplace, refer customers to each other, and place a value on that traffic.

      Beasley Broadcasting. We have entered into an agreement with Beasley Broadcasting to provide us with $3 million worth of radio and internet advertising. Beasley Broadcasting is the 16th largest radio broadcasting company in the United States based on 1998 gross revenues. After giving effect to pending acquisitions in Boston, Miami-Ft. Lauderdale, West Palm Beach and Augusta, Beasley Broadcasting will own and operate 36 stations, located in nine large and mid-sized markets in the eastern United States. Twelve of these stations are located in four of the nation's top 12 radio markets: Atlanta, Philadelphia, Boston and Miami-Ft. Lauderdale.

Competition

FindWhat.com

      We compete with portals, pure search engines, and pay-for-performance search engines.

o     Portals

               |*| Yahoo!     |*| AOL      |*| GO             |*| iWon
               |*| Excite     |*| MSN      |*| AltaVistal     |*| About
               |*| Netscape   |*| Lycos    |*| Snap

o     Pure search engines

               |*| Google         |*| NorthernLight      |*| LookSmart
               |*| DirectHits     |*| HotBot             |*| WebCrawler

o     Pay-for-performance search engines

               |*| GoTo                    |*| RocketLinks
               |*| HitsGalore              |*| Kanoodle

      In addition, other companies may offer directly competing services in the future. Most providers of web directories, search and information services offer additional features and content that we have elected not to offer. We also compete with traditional off-line media such as television, radio and print for a share of advertising budgets.

BeFirst.com

      We compete on the basis of our ability to anticipate changes in search engine technologies. We also seek to optimize our client's website for up to 300 search engines, directories and on-line "yellow pages," while we believe that our competitors typically focus on only the top

10 search engines.

      Since the advent of web site optimization services on the Internet, the number of companies offering such services has proliferated due to, among other reasons, the absence of substantial barriers to entry. This competition may continue to intensify. Such increased competition may lead to reductions in market prices for search engine optimization marketing and sales.

      While we do not believe that any one competitor or group of competitors is dominant in the web site optimization business, our principal competitors are:

      o  Did-it.com
      o  WebsiteResult.com

      Most of our current and potential competitors for our FindWhat.com search engine and our BeFirst.com service have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in search engine requirements and to devote greater resources to the development, promotion and sale of their services than we can. Accordingly, we may not be able to compete successfully against our current or future competitors.

Technology and Operations

      We believe high traffic Internet search engines / portals require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. However, most new companies operate under considerable resource constraints that usually hinder the construction of networks that are fast, reliable and secure. We believe that while we have operated under the constraints of a new company, we have managed to create an infrastructure that provides us with an excellent base from which to grow our business.

      We believe our current infrastructure is suitably sized to give web surfers a positive feeling about their interaction with the FindWhat.com site. The physical components of our infrastructure are comprised of equipment made by some of the most recognized manufacturers in the business including Cisco and Intel. The software being used to power the FindWhat.com site is a combination of industry standard commercial software and our internally developed proprietary software. We believe that given the solid mix of industry standard equipment and software we are positioned to sustain the effects of considerable growth.

      We have provided for site backup services through mica.net (Michigan Internet Communication Association). We have hardware co-located at mica.net to replicate the FindWhat.com web site should a catastrophic event occur. This equipment includes three servers that could be used to replicate web servers, DNS servers and Database servers.

      In February 2000 we introduced a new technology called F.A.S.T. (FindWhat Advanced Search Technology.) F.A.S.T. is designed to read most simple plain English queries and, utilizing programmed intelligence, deliver relevant search results from the FindWhat.com proprietary database. F.A.S.T. was implemented to deliver more refined search results to FindWhat.com users and to give FindWhat.com advertisers more site traffic. F.A.S.T. processes what the Findwhat.com user queries, then interprets the query based on intelligence programmed into the FindWhat.com system. F.A.S.T. interprets the query by comparing it to keywords purchased by advertisers and delivers what we believe will be an accurate outcome for the user.

      Early in our development, we placed a firewall between the outside world and our service. As currently configured, our firewall provides the ability to block out any traffic that is not required to operate the FindWhat.com web service.

Intellectual Property

      We have pending United States federal applications with the Patent and Trademark Office for the marks "FindWhat.com," "BeFirst," "Be1st," "Find what you're looking for," "pay for placement" and "a better search result." In addition, we use and have common law rights in the marks "F.A.S.T.,""FindWhat Advanced Search Technology" and "Search and Win." In February 2000, we filed a patent application for our FindWhat.com search engine with the U.S. Patent and Trademark Office. This application is currently pending.

      While we rely on trade secrets and confidentiality provisions to protect our intellectual property, we also use a license from Inktomi as well as standard licenses contained in software we use, such as software supplied by Microsoft, in offering our web site search engine.

      We are not dependent on any third-party technology or service mark licenses in connection with our web site optimization business. However, we do rely upon common law trade secret, proprietary technology and confidentiality principles to protect our intellectual property rights.

      We have adopted a policy of requiring our employees and consultants to execute confidentiality agreements when they commence employment or are employed by us. These agreements generally provide that all confidential information developed or made known to employees and consultants during the course of their relationship with us is not to be disclosed to third parties, except under specific circumstances described in these agreements. In the case of employees, the agreements provide that inventions conceived by employees in the course of employment will be our exclusive property.

      The material risks associated with our intellectual property rights are discussed above under "Risk Factors."

Regulations

      Governmental Regulations

      We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commence on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation, user privacy and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating and making recommendations to Congress regarding the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, our cost of doing business or otherwise have an adverse effect on our business, prospectus, financial condition, or results of operations. Moreover, the applicability to the Internet of existing laws governing issues, such as property ownership, libel and personal privacy is uncertain. Future federal or state legislation or regulations could have a material adverse effect on our business, prospects, financial conditions and results of operations.

Facilities

      We have an executive, administrative and sales office in New York City, an executive and marketing office in Santa Monica, California, and an executive, administrative and techical facility in Fort Myers, Florida.


Employees

      We currently have 35 employees, including our executive officers. We have approximately seven employees in sales and marketing, eighteen in technical and customer service, seven in administration and three executive officers. In addition, WPI Advertising, Inc., an affiliate of one of our executive officers, currently supplies us with certain services, including office space and additional staff support.

Item 2. Properties.

      We lease approximately 3,200 square feet of office space in Fort Myers, Florida for current annual rent of $28,000. The lease commenced August 1, 1999 and has a three-year term. We share office space in New York with WPI Advertising, Inc., an affiliate of Robert D. Brahms, our Chief Executive Officer and director. We share office space in Santa Monica, California with V-Lite Corporation, an affiliate of Courtney P. Jones, our Chairman of the Board of Directors.

Item 3. Legal Proceedings.

      We are not a party to any pending legal proceedings and are not aware of any threatened legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Price Range Of Common Stock

      From June 17, 1999 until October 7, 1999, our common stock traded on the OTC Bulletin Board under the symbol "FWHT." From October 7, 1999 to December 21, 1999, our common stock appeared in the National Quotation Bureau Inc.'s over-the-counter "pink sheets." Prior to June 17, 1999, our common stock was listed under the symbol "CAMJ" and traded infrequently.

The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the NASD's OTC Bulletin Board or the National Quotation Bureau Inc.'s over-the-counter "pink-sheets":

                     Quarter Ended                   High           Low

            March 31, 2000 (through March 30,
            2000).............................      $18.25         $5.375

            December 31, 1999.................      $ 9.25         $3.875

            September 30, 1999................      $ 8.50         $3.00

            June 30, 1999  (beginning  June
            17, 1999)..........................     $ 7.25         $5.00

      Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      On March 29, 2000, the last reported sale price of our common stock on the OTC Bulletin Board was $11.50 per share. The number of record holders of our common stock was 128 as of March 28, 2000.

      Dividend Policy.

      We currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. Any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that the board of directors decides is relevant.

      Recent Sales of Unregistered Securities.

      Set forth below in chronological order is information regarding the numbers of shares of common stock sold by FindWhat.com, the number of options and warrants issued by FindWhat.com, the consideration received by FindWhat.com for such shares, options and warrants and information relating to the section of the Securities Act or rules of the Securities and Exchange Commission under which exemption from registration was claimed in the past three years. None of these securities was registered under the Securities Act.

      In October 1997, we sold 12,000,000 shares of common stock to a former officer for a purchase price of $15,000 pursuant to Section 4(2) of the Securities Act of 1933.

      In June 1999, we cancelled 8,600,000 shares of common stock contributed to us by Mr. Mick Jardine, and then effected a 1-for-2 reverse stock split of the remaining outstanding shares of common stock.

      Following the reverse split, in June 1999, we completed a private offering of 1,250,000 shares of common stock to 39 individual and corporate accredited investors purchasers for gross proceeds of $2,500,000. The certificates representing the shares of common stock were appropriately legended. In the opinion of Findwhat.com the issuance of these shares was exempt pursuant to Rule 506 of Regulation D under the Securities Act.

      In June 1999, we acquired all of the outstanding capital stock of BeFirst Internet Corporation in exchange for the issuance of 8,750,000 shares of common stock to Messrs. Courtney P. Jones, Craig A. Pisaris-Henderson, Robert D. Brahms, Peter Miller, Tony Garcia and Christopher Knight Whitaker, the former stockholders of BeFirst Internet Corporation. The certificates representing the shares of common stock were appropriately legended. In the opinion of FindWhat.com the issuance of these shares was exempt by pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

      In June 1999, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 663,713 shares of our common stock to certain employees and non-employees of the Company at average weighted exercise prices of $2.17 and $2.00 per share, respectively.

      In September 1999, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 62,000 shares of our common stock to certain employees and non-employees of the Company at average weighted exercise prices of $4.00 and $4.50 per share, respectively.

      In November 1999, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 3,000 shares of our common stock to certain employees of the Company at an exercise price of $3.91 per share.

      In November 1999, we entered into an agreement with Global Financial Resources, Inc. for public investor relations services whereby we issued non-plan stock options to purchase up to 150,000 shares of our common stock at $3.75 per share. In March 2000, our agreement with Global Financial was terminated and 68,750 of the option shares vested.

      In November 1999, we entered into an agreement to issue 41,750 shares of our common stock to Van Wagner Communications, LLC in consideration of $161,770 worth of advertising space. The certificates representing the shares of common stock were appropriately legended. In the opinion of FindWhat.com the issuance of these shares was exempt by pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

      In November 1999, we entered into an agreement to issue 50,000 shares of our common stock to David M. Medinis as consideration for consulting services. In December 1999, Mr. Medinis became a member of our board of directors. The certificates representing the shares of common stock were appropriately legended. In the opinion of FindWhat.com the issuance of these shares was exempt by pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

      In December 2000, we issued options under our 1999 Stock Incentive Plan to purchase up to 500 shares of our common stock to an employee at an exercise price of $4.12 per share.

      In January 2000, we entered into an agreement to issue 600,000 shares of our common stock to Beasley Broadcast Group in consideration of $3,000,000 worth of radio and on-line advertising. The certificates representing the shares of common stock were appropriately legended. In the opinion of FindWhat.com the issuance of these shares was exempt by pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

      In January 2000, we issued Cyber Networks, Inc., a strategic partner, a warrant to purchase 5,000 shares of our common stock at a purchase price of $5.50 per share. The warrant was appropriately legended. In the opinion of FindWhat.com the issuance of the warrant was exempt by pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

      In January 2000, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 231,000 shares of our common stock to certain employees and non-employees at a weighted average exercise price $5.50 per share.

      In February 2000, we entered into an agreement to issue 500,000 shares of our common stock to Andrew Lessman and issued Mr. Lessman a warrant to purchase up to 125,000 shares of our common stock at a purchase price of $5.50 per share in consideration of a $2,000,000 cash investment. The certificates representing the shares of common stock and the warrant were appropriately legended. In the opinion of FindWhat.com the issuance of these shares and the warrant was exempt by pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

      In February 2000, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 20,000 shares of our common stock to certain non-employee directors at an exercise price of 5.75 per share.

      In March 2000, we issued a warrant to Go2Net, Inc. to purchase up to 725,000 shares of our common stock at a purchase price of $5.50 per share in connection with a strategic alliance. The warrant was appropriately legended. In the opinion of FindWhat.com the issuance of the warrant was exempt by pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

Item 6. Selected Consolidated Financial Data.

        The following selected statements of operations date for the period from our inception on March 27, 1998 through December 31, 1998 and the year ended December 31, 1999 and the selected balance sheet data as of December 31, 1999 and 1998 are derived from our consolidated financial statements and related notes included elsewhere in this prospectus audited by Grant Thornton LLP, our independent certified public accountants.

        The pro forma balance sheet data is adjusted to reflect the issuance of 1,100,000 shares of common stock subsequent to December 31, 1999.

                                                                  Period from
                                                                    March 27,
                                                                  1998 (date of
                                                  Year ended      inception) to
                                                  December 31,     December 31,
                                                     1999             1998
                                                  -----------      -----------
STATEMENT OF OPERATIONS DATA:
Revenues                                          $   451,509      $    58,818
Cost of revenues                                      394,402           36,837
                                                  -----------      -----------
        Gross profit                                   57,107           21,981
Operating expenses
   Sales and marketing                                369,086
   General and administrative                       1,472,287           44,146
   Product development                                 54,058           45,000
                                                  -----------      -----------
   Total operating expenses                         1,895,431           89,146
                                                  -----------      -----------

   Loss from operations                            (1,838,324)         (67,165)
   Interest income, net                                48,657
                                                  -----------      -----------
        NET LOSS                                  $(1,789,667)     $   (67,165)
                                                  ===========      ===========

Loss per share - basic and diluted                $     (0.17)     $     (0.01)
                                                  ===========      ===========
Unaudited pro forma information (1):
  Increase in officer salaries                    $   180,000      $   270,000
                                                  ===========      ===========
  Pro forma net loss after increase in officer
    salaries                                      $(1,969,667)     $  (337,165)
                                                  ===========      ===========
  Pro forma loss per share after increase
    in officer salaries                           $     (0.18)     $     (0.04)
                                                  ===========      ===========
Weighted-average number of common
  shares outstanding                               10,781,765        8,750,000
                                                  ===========      ===========

                       December 31, 1999   December 31, 1999   December 31, 1998
                             Actual            Pro Forma            Actual
                             ------            ---------            ------
BALANCE SHEET DATA:
Current assets            $ 1,021,856         $ 3,021,856         $  15,165
Total assets                1,266,880           3,266,880            16,525
Working capital               788,875           2,788,875           (23,525)
Stockholders' equity
   (deficit)                1,027,536           3,027,536           (22,165)

        (1) The supplemental pro forma information is provided to show the impact of the addition of salaries with three officers of the Company effective July 1, 1999. The pro forma adjustments reflect salary increase effective July 1, 1999 as if the salaries hade been effective March 27, 1998.


Item 7. Management's Discussion and Analysis or Plan of Operation.

      This management's discussion and analysis of financial condition contains forward-looking statements, the accuracy of which involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of the Internet, Internet advertising and online commerce markets and spending. Prospective investors should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

Overview

      We are a developer and marketer of performance-based advertising services for the Internet. Currently, we offer two proprietary services: FindWhat.com., a pay-for-performance search engine and BeFirst.com, a web site optimization service. Our focus is:

o     to drive qualified traffic to Internet web sites and
o to ensure that Internet users find what they are looking for when "surfing the web."

Our services are designed to connect consumers who are most likely to purchase specific goods and services to businesses that provide those specific goods and services.

      The FindWhat.com search engine, which launched in September 1999, allows Internet users to enter a word or phrase describing what they want, called a keyword. Our search engine then displays a selection of web sites related to that keyword. Advertisers can determine where on the results page their web site link will appear on any given keyword search through an open, automated bidding process. Advertisers submit bids for the amount they will pay for each consumer who clicks-through to their web sites. Advertisers can change their bids at any time. The highest bidder receives the first listing with all other bidders listed in descending order. Each advertiser pays us the amount of its bid whenever a consumer clicks on the advertiser's listing in the FindWhat.com search results. Advertisers must pay for each click-through, so they bid only on keywords relevant to their offerings. We believe that the FindWhat.com search engine is an efficient system for advertisers - they pay only for prospects that come to their site. They can insure that those prospects are qualified by picking only those keywords that are most relevant to their business. Advertisers can choose exactly how much they are willing to pay per prospect, thereby maintaining precise control over the placement of their listings in the FindWhat.com search results and their cost of customer acquisition.

      While we only launched our FindWhat.com search engine in September 1999, we have made significant progress in growing the number of advertisers and consumers. As of March 23, 2000, consumers could find relevent search listings for informtion products and services from approximately 2,300 participating advetisers who had placed over 1.15 million search listings up from approximately 1,200 advetisers and more than 750,000 search lisitngs as of December 31, 1999. For the year to date through March 23, 2000, the FindWhat.com search engine had approximately 1.1 million paid click-throughs with an average price per paid click-throughs with an average price per paid click-through of $006. In all of 1999, the FindWhat.com search engine had approximately 34,000 paid click-throughs.

      The FindWhat.com search engine generates revenue consisting of search listing click-through fees and banner advertising. For the year ended December 31, 1999, revenue from the FindWhat.com search engine was immaterial. In order to generate significant revenues, we must increase substantially the number of advertisers we service and the volume of click-throughs to our clients' web sites. FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing paid click-through revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. FindWhat.com banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

      We believe that our FindWhat.com search engine will be more attractive to advertisers as more consumers use it for their search needs and more attractive to consumers as more advertisers bid for placement in our search results. A significant component of our expenses consists of costs incurred to attract consumers to our service. To date, we have primarily attracted consumers through online and offline marketing, including radio and outdoor advertising as well as advertising on the Internet, and through our affiliates. We expect to continue to rely upon these sources for a significant proportion of consumer searches conducted on our service. Our future success is dependent upon reducing our consumer acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues we will be required to incur a significant expansion of our operations, including hiring additional management and staff. These actual and proposed increases in marketing and personnel will significantly increase our operating expenses.

      Our BeFirst.com web optimization service generates revenue from initial set-up fees charged to new clients and from click-through fees our clients pay for consumers who get to their web sites as a result of our efforts. BeFirst.com set-up fee charges are recognized at the time a new client signs up for the service and pays such fee. For the year ended December 31, 1999, set-up fee charges represented less than 10% of BeFirst.com revenues. BeFirst.com click-through fees are determined by multiplying the number of click-throughs to a client's web sites as a result of our efforts by the amount we charge per click-through. As of March 23, 2000, BeFirst.com had approximately 100 clients, including eBay, Avenue A, Ebags.com, and Dr.Koop.com.

      We were organized under the laws of the State of Nevada under the name Collectibles America, Inc. in October 1995. We discontinued our business operations and transferred our assets to satisfy liabilities in 1997. In June 1999, we acquired 1,000 shares of common stock of BeFirst Internet Corporation, which was organized under the laws of the State of Delaware in March 1998, representing all of its outstanding capital stock. These shares were acquired from the holders of such stock in exchange for our issuance to such stockholders of 8,750,000 shares of our common stock. As the result of such exchange of stock, the stockholders of BeFirst Internet Corporation acquired control of us and BeFirst Internet Corporation became our wholly owned subsidiary. We changed our corporate name to BeFirst.com at the time of the acquisition. Therefore, the following discussion is a discussion of the business of BeFirst Internet Corporation through the time of the acquisition. In September 1999, we changed our corporate name to FindWhat.com.

      We have a limited operating history. We began offering our BeFirst.com service in March 1998. Our FindWhat.com search engine was commercially launched in September 1999, but generated immaterial revenues in the fiscal year ended December 31, 1999. Our services have achieved only limited market acceptance to date. Our losses for the years ended December 31, 1999 and 1998 were $1,789,667 and $67,165, respectively.

      Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues and we may never achieve profitable operations.

Results Of Operations

      Year ended December 31, 1999 and period from inception (March 27, 1998) to December 31, 1998

      Our fiscal year runs from January 1 through December 31. We began offering our Internet web site optimization service in March 1998 and we commercially launched our FindWhat.com(SM) search engine in September 1999. As a result of these factors, comparisons between the fiscal years ended December 31, 1998 and 1999 have limited meaning.

      Revenue

      Revenue for the year ended December 31, 1999 increased to $451,509 compared to $58,818 for the period from inception (March 27, 1998) to December 31, 1998 as a result of growth in demand for our BeFirst.com service. Revenue from the FindWhat.com search engine was immaterial in 1999. We expect that FindWhat.com search listing paid click-through revenue and banner advertisement revenue will represent an increasing percentage of total revenue in future periods.

      Cost of Revenues

      Cost of revenues consists primarily of costs associated with designing and maintaining our web sites, providing the BeFirst.com service, fees paid to outside service providers like Inktomi that provide our unpaid listings, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with providing the BeFirst.com service include salaries of related personnel and web site domain registration expenses for clients. Costs associated with maintaining our web sites include salaries of related personnel, depreciation of web site equipment, co-location charges for our web site equipment and software license fees. Cost of revenues increased to $394,402 for the year ended December 31, 1999 from $36,837 for the period from inception (March 27, 1998) to December 31, 1998. The increase was primarily due to the launch of the FindWhat.com search engine in September 1999 and the growth of our BeFirst.com service, including an increase in personnel associated with providing the BeFirst.com service, and the number of web site domain names registered. We anticipate cost of revenues will continue to increase as our traffic and number of advertisers increase.

      Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of :

      o advertising expenditures for the FindWhat.com search engine, such as radio, outdoor and banner advertising campaigns and sponsorships,
      o promotional expenditures, including proprietary contests to attract consumers to the FindWhat.com web site and sponsorships of industry seminars,
      o revenue-sharing or other arrangements with our FindWhat.com affiliates,
      o     fees to marketing and public relations firms, and
      o payroll and related expenses for personnel engaged in marketing, customer service and sales functions.

With the exception of sales personnel salaries, most of our sales and marketing expenses relate to the FindWhat.com search engine.

      Advertising expenditures include campaigns for the FindWhat.com search engine in New York City and Los Angeles on local radio stations and billboards paid for with cash, as well as transactions in which we have exchanged shares of our restricted common stock for advertising. In November 1999, we issued 41,750 shares of common stock in exchange for outdoor advertising.

The term of the contract was four months, and we recorded $40,445 in non-cash advertising charges for the year ended December 31, 1999. The remainder of $121,335 was deferred and will be expensed over the term of the contract. In January 2000, we announced an equity investment and multi-year marketing agreement with Beasley Broadcast Group, the nation's 16th largest radio broadcasting company based on gross revenue. We will receive $3 million worth of radio advertising and online links and promotions across Beasley's media properties and Beasley will receive 600,000 shares of restricted FindWhat.com common stock. We will record a non-cash advertising charge of $4,425,000 over the two-year term of the contract.

      Promotional expenditures include the Search & Win $1 million Internet lottery game on our search engine web site, which began on December 16, 1999.

      Our agreements with affiliate web sites take different formats. Some agreements with web sites provide that we pay these web sites to direct traffic to our FindWhat.com search engine through online links placed on their sites or banner advertisements promoting our search engine on their sites. In addition, we have revenue-sharing agreements with affiliate web sites which integrate our search results into their web sites. The results are displayed without requiring a web surfer to leave the affiliate's web site. We also have revenue-sharing contracts with web sites called meta-search engines that aggregate the search offerings of several providers of search engines. These contracts provide that our search results are included in the aggregated search offerings on these sites. These contracts with other web sites are typically short term, generally expiring within a year or less. Our costs for traffic under these contracts vary widely and are generally incurred on a click-through basis where we pay for each consumer who clicks through to our service, or where we share the per-click revenue we derive from a consumer who clicks through directly to one of our advertiser's web sites.

      Our sales and marketing expense was $369,086 for the year ended December 31, 1999. We did not incur any sales and marketing expense prior to 1999. Our 1999 sales and marketing expense was related primarily to the launch of the FindWhat.com search engine in September 1999 and increased sales efforts related to our BeFirst.com service. Until June 30, 1999, an affiliate employed our sales force and we reimbursed the affiliate by paying a commission. As of July 1, 1999, the members of our sales force became our direct employees. We believe that continued investment in sales and marketing, including attracting consumers and advertisers to utilize the FindWhat.com search engine, is critical to attaining our strategic objectives and as a result, expect these costs to continue increasing in the future.

      General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; insurance; professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel and other general corporate expenses, as well as fees to affiliates which provide office space and other general and administrative services. Until July 1, 1999, our Chairman, Chief Executive Officer, and President/Chief Technology Officer did not receive salaries. General and administrative expenses increased to $1,472,287 for the year ended December 31, 1999 from $44,146 for the period from inception (March 27, 1998) to December 31, 1998. These increases were primarily due to increases in administrative headcount and related expenses associated with the hiring of personnel, increased professional services, increased services provided by our affiliates, executive officer salaries, which were not incurred prior to July 1, 1999, and costs associated with being a public company beginning in June 1999, including the cost of directors' and officers' liability insurance expense. In December 1999, we issued options for the purchase of 68,750 shares of common stock to an investor public relations firm. The term of the contract was five and a half months, and we recorded $36,094 in non-cash general and administrative charges for the year ended December 31, 1999. The remainder of $108,281 was deferred and will be expensed over the term of the contract. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business and compliance with the reporting obligations of a public company.

      Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our BeFirst.com and FindWhat.com services, license fees for software used in product development and depreciation for related equipment, and consulting fees to a technical consultant. Product development increased to $54,058 for the year ended December 31, 1999 from $45,000 for the period from inception (March 27, 1998) to December 31, 1998, as a result of increased technical consulting services and increases in compensation expense, in part related to the development of the FindWhat.com search engine. In November 1999, we issued 50,000 shares of common stock to a technical consultant, who became a member of our Board of Directors in December 1999. The term of the contract is for one year, and we recorded $15,625 in non-cash technical consulting charges for the year ended December 31, 1999. The remainder of $171,875 was deferred and will be expensed over the term of the contract. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to continue increasing in the future.

      Interest Income, Net

      Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases and any taxes. Net interest income was $48,657 for the year ended December 31, 1999. We did not earn any interest income or incur any interest expense prior to 1999. Our 1999 interest income was primarily due to an increase in our average cash and cash equivalent balances following the receipt of funds from our June 1999 private placement of common stock.

      Net Loss

      As a result of the factors described above, our net loss increased to $1,789,667 for the year ended December 31, 1999 from $67,165 for the period from inception (March 27, 1998) to December 31, 1998.

Liquidity and Capital Resources

      We have historically satisfied our cash requirements primarily through private placements of equity securities and the reliance on affiliated businesses owned by our executive officers. Through March 2000, we have raised approximately $4.5 million through equity financings. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our Chief Executive Officer, Robert D. Brahms. Through August 31, 1999, space and support services were provided to us in Florida by Internet Services International, Inc., an affiliate of our President, Craig Pisaris-Henderson. We have been billed for these services at competitive rates.

      Net cash used in operating activities totaled approximately $1,283,889 for the year ended December 31, 1999 and net cash provided by operating activities was $8,402 for the period from inception (March 27, 1998) through December 31, 1998. The increase in net cash used in the year ended December 31, 1999 was primarily attributable to cash used in marketing and sales efforts as well as general and administrative and product development expenses, partially offset by increases in revenue, stock option compensation and increases in other current assets.

      Net cash used in investing activities totaled approximately $260,056 for the year ended December 31, 1999 and $1,700 for the period from inception (March 27, 1998) through December 31, 1998. This increase resulted primarily from capital expenditures for equipment.

      Net cash provided by financing activities totaled approximately $2,444,174 for the year ended December 31, 1999. We did not have any financing activities in 1998. The activity in 1999 consisted of the net proceeds from a private placement of our common stock in June 1999 in which the Company issued 1,250,000 shares of common stock for $2.00 per share and received gross proceeds of $2.5 million.

      In February 2000, the Company completed a private placement of our common stock with an accredited investor. The Company issued 500,000 shares of common stock for $4.00 per share and received gross proceeds of $2.0 million. We also issued the investor 125,000 warrants to purchase our common stock at an exercise price of $5.50 per share.

      Our principal sources of liquidity consisted of $906,931 of cash and cash equivalents as of December 31, 1999. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.

      We currently anticipate that the net proceeds from our private placements, together with cash flows from operations and anticipated financings, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

      Not appplicable.

Item 8. Financial Statements and Supplementary Data.

      The Company's balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and for the period from March 27, 1998 (date of inception) to December 31, 1998, together with the independent certified public accountants' report thereon appear on pages F-1 through F-17 hereof, and are incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      In August 1999, our board of directors retained Grant Thornton LLP as our independent accountants and dismissed Pritchett, Siler & Hardy, P.C., the accountants for Collectibles America, Inc., and Levine, Levine & Meyrowitz, CPAs, P.C., the accountants for BeFirst Internet Corporation.

      During the periods Pritchett, Siler & Hardy, P.C. and Levine, Levine & Meyrowitz, CPAs, P.C. were retained, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which would have caused them to make reference to the subject matter in connection with their reports. No accountants report prepared by the former auditors on our financial statements for either of the past two years contained an adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope or accounting principles.

      Prior to engaging Grant Thornton LLP, neither we nor anyone acting on our behalf consulted with Grant Thornton LLP regarding the application of accounting principles to any specific transaction or the type of audit opinion that might be rendered on our financial statements.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 11. Executive Compensation.

      Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions.

      Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   The following documents are filed as part of this Report.

            (1) The following Financial Statements are included in this Annual Report on Form 10-K on the pages indicated below:



      Independent Certified Public Accountants Report.                                 F-2

      Balance Sheets as of December 31, 1999 and 1998.                                 F-3


      Statement of Operations for the year ended December 31, 1999 and for the
        period from March 27, 1998 (date of inception) to December 31, 1998.           F-4

      Statement of Stockholders' Equity (Deficit) for the year ended December
        31, 1999 and for the period from March 27, 1998 (date of inception)
        to December 31, 1998.                                                          F-5

      Statement of Cash Flows for the year ended December 31, 1999 and for
        the period from March 27, 1998 (date of inception) to December 31, 1998.       F-6


      (b)   Exhibits:

Number                        Exhibit
------                        -------

2.1* Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation, Collectibles America, Inc. and Mick Jardine.

3.1*        Articles of Incorporation of FindWhat.com (f/k/a Collectibles
            America, Inc.)

3.2*        By-laws of FindWhat.com

3.3         Audit Committee Charter

10.1* Portal Services Agreement dated June 18, 1999 between Inktomi Corporation and BeFirst Internet Corporation.

10.2* Lease Agreement by and between Cambridge Management Associates and BeFirst.com Inc.

10.3* Agreement dated August 18, 1999 between Michigan Internet Communication Association and BeFirst.com Inc.

10.4*       BeFirst 1999 Stock Incentive Plan

10.5*       Form of Incentive Stock Option Agreement

10.6*       Form of Non-Qualified Stock Option Agreement

10.7(R) Search Result Agreement, dated December 22, 1999, between the Registrant and Mamma.com.

10.8(R) Search Services Agreement, dated March 15, 2000, between the Registrant and Go2Net, Inc.

10.9 Advertising Agreement, dated January 14, 2000, between the Registrant and Beasley Internet Ventures, LLC.

10.10 Merchant Agreement, dated July 13, 1999, between the Registrant and LinkShare Corporation.

16.1**      Letter from Pritchett, Siler & Hardy, P.C.

16.2**      Letter from Levine, Levine & Meyrowitz, CPA's, P.C.

21          Subsidiaries of the Registrant

24          Power of Attorney

27          Financial Data Schedule

* Incorporated by reference to the exhibit previously filed on September 14, 1999 with prior Form 10 of FindWhat.com (file no. 0-27331).

** Incorporated by reference to the exhibit previously filed on November 1, 1999 with Amendment No. 1 to FindWhat.com's prior Form 10 (file no 0-27331).

(R) Please note that certain confidential commercial information has been redacted from some of the exhibits attached to this Form 10-K in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission. Exhibits to this Form 10-K which have had confidential information redacted are indicated as follows on the exhibit list above: (R). Within the exhibits to this Form 10-K, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit:
< < (**REDACTED**)

(c) Reports on Form 8-K

      None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FINDWHAT.COM

Date: March  30, 2000                     By: /s/ Robert D. Brahms
                                              ---------------------------------
                                              Robert D. Brahms, Chief Executive
                                                  Officer

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                                         Title
---------                                                         -----


                   *
------------------------------------------  Chairman of the Board and Director
Courtney P. Jones


                   *
------------------------------------------  Chief Executive Officer and Director
Robert D. Brahms                            (principal executive officer)


                   *
------------------------------------------  President, Chief Technology Officer
Craig A. Pisaris-Henderson                  and Director


         /s/ Michael S. Schulman
------------------------------------------  Chief Financial Officer
Michael S. Schulman                         (principal financial and
                                             accounting officer)


                   *
------------------------------------------  Director
David Medinis


                   *
------------------------------------------  Director
Lee S. Simonson


                   *
------------------------------------------  Director
Kenneth E. Christensen


*By  /s/ Robert D. Brahms
    --------------------------------------
      Robert D. Brahms
      Attorney-in-Fact

                         INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants                      F-2

Balance Sheets                                                          F-3

Statements of Operations                                                F-4

Statement of Stockholders' Equity (Deficit)                             F-5

Statements of Cash Flows                                                F-6

Notes to Financial Statements                                       F-7 - F-17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
    FindWhat.com

We have audited the accompanying balance sheets of FindWhat.com as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1999 and for the period from March 27, 1998 (date of inception) to December 31, 1998.
These financial statements are the responsibility of FindWhat.com's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of FindWhat.com as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from March 27, 1998 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.

GRANT THORNTON LLP


New York, New York
February 17, 2000 (except for Note P, as to which the date is March 15, 2000)

                                  FindWhat.com

                                 BALANCE SHEETS

                                   December 31,

                                     ASSETS

                                                                       1999              1998
                                                                    -----------       -----------
CURRENT ASSETS
    Cash and cash equivalents                                       $   906,931       $     6,702
    Accounts receivable                                                  97,675             8,463
    Prepaid expenses and other current assets                            17,250
                                                                    -----------       -----------

         Total current assets                                         1,021,856            15,165

EQUIPMENT, FURNITURE AND FIXTURES - NET                                 242,429             1,360

OTHER ASSETS                                                              2,595
                                                                    -----------       -----------

         Total assets                                               $ 1,266,880       $    16,525
                                                                    ===========       ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $   134,773       $    11,348
    Current portion of capital lease obligation                           7,025
    Deferred income                                                      31,402            19,353
    Due to affiliate                                                     59,781             7,989
                                                                    -----------       -----------

         Total current liabilities                                      232,981            38,690

CAPITAL LEASE OBLIGATION, less current portion                            6,363
                                                                    -----------       -----------

         Total liabilities                                              239,344            38,690

STOCKHOLDERS' EQUITY (DEFICIT)
    Preferred stock, $.001 par value; authorized,
       500,000 shares; none issued and outstanding
    Common stock, no par value, authorized issued
      and outstanding, 1,000 shares at
      December 31, 1998                                                                     1,000
    Common stock, $.001 par value; authorized,
      50,000,000 shares; issued and outstanding,
      12,591,750 shares at December 31, 1999                             12,592
    Additional paid-in capital                                        3,273,267            54,000
    Deferred service costs                                             (401,491)
    Accumulated deficit                                              (1,856,832)          (67,165)
                                                                    -----------       -----------
                                                                      1,027,536           (12,165)
    Less stock subscription receivable                                                    (10,000)
                                                                    -----------       -----------
         Total stockholders' equity                                   1,027,536           (22,165)
                                                                    -----------       -----------

         Total liabilities and stockholders' equity                 $ 1,266,880       $    16,525
                                                                    ===========       ===========

The accompanying notes are an integral part of these statements.

                                  FindWhat.com

                            STATEMENTS OF OPERATIONS

                                                                             Period from
                                                                              March 27,
                                                                            1998 (date of
                                                             Year ended     inception) to
                                                            December 31,    December 31,
                                                                1999            1998
                                                            ------------    ------------
Revenues                                                    $    451,509    $     58,818
Cost of revenues                                                 394,402          36,837
                                                            ------------    ------------

         Gross profit                                             57,107          21,981

Operating expenses
    Sales and marketing                                          369,086
    General and administrative                                 1,472,287          44,146
    Product development                                           54,058          45,000
                                                            ------------    ------------

    Total operating expenses                                   1,895,431          89,146
                                                            ------------    ------------

    Loss from operations                                      (1,838,324)        (67,165)

    Interest income, net                                          48,657
                                                            ------------    ------------

         NET LOSS                                           $ (1,789,667)   $    (67,165)
                                                            ============    ============

Loss per share - basic and diluted                          $      (0.17)   $      (0.01)
                                                            ============    ============

Unaudited pro forma information (i):
    Increase in officer salaries                            $    180,000    $    270,000
                                                            ============    ============

    Pro forma net loss after increase in officer salaries   $ (1,969,667)   $   (337,165)
                                                            ============    ============

    Pro forma loss per share after increase
       in officer salaries                                  $      (0.18)   $      (0.04)
                                                            ============    ============

Weighted-average number of common
    shares outstanding                                        10,781,765       8,750,000
                                                            ============    ============

(i) The supplemental pro forma information is provided to show the impact of the addition of salaries with three officers of the Company effective July 1, 1999. The pro forma adjustments reflect salary increases effective July 1, 1999 as if the salaries had been effective March 27, 1998.

The accompanying notes are an integral part of these statements.

                                  FindWhat.com

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    (Note B)

                        Year ended December 31, 1999 and
                 period from March 27, 1998 (date of inception)
                              to December 31, 1998

                                               Common stock,               Common stock,
                                               no par value               $.001 par value          Additional        Deferred
                                         ----------------------       -----------------------       paid-in          service
                                           Shares       Amount          Shares        Amount        capital           cost
                                         ---------     --------       ----------     --------     -----------       ---------
Issuance of common stock                     1,000      $ 1,000                                   $     9,000
Executive compensation                                                                                 45,000
                                         ---------     --------                                   -----------
Net loss

Balance at December 31, 1998                 1,000        1,000                                        54,000

Reclassification of no par value
  common stock into $.001 common stock      (1,000)      (1,000)       2,500,000     $  2,500            (250)
Issuance of common stock in connection
  with private placement                                               1,250,000        1,250       2,432,704
Issuance of common stock, in connection
  with acquisition of BeFirst Internet
  Corporation                                                          8,750,000        8,750          (8,750)
Issuance of common stock for consulting
  and advertising services                                                91,750           92         349,188       $(293,210)
Fair value of options issued for services                                                             144,375        (108,281)
Fair value of stock options granted to
  consultants and nonemployees                                                                        266,000
Executive compensation                                                                                 36,000
Receipt of stock subscription
Net loss
                                         ---------     --------       ----------     --------     -----------       ---------

Balance at December 31, 1999                           $              12,591,750     $ 12,592     $ 3,273,267       $(401,491)
                                         =========     ========       ==========     ========     ===========       =========


                                                               Stock
                                            Accumulated     subscription
                                              deficit        receivable        Total
                                            -----------     ------------    ------------
Issuance of common stock                                     $(10,000)
Executive compensation                                                      $     45,000

Net loss                                    $    (67,165)                       (67,165)
                                            ------------     --------       -----------

Balance at December 31, 1998                    (67,165)      (10,000)          (22,165)

Reclassification of no par value
  common stock into $.001 common stock                                            1,250
Issuance of common stock in connection
  with private placement                                                      2,433,954
Issuance of common stock, in connection
  with acquisition of BeFirst Internet
  Corporation
Issuance of common stock for consulting
  and advertising services                                                       56,070
Fair value of options issued for services                                        36,094
Fair value of stock options granted to
  consultants and nonemployees                                                  266,000
Executive compensation                                                           36,000
Receipt of stock subscription                                  10,000            10,000
Net loss                                     (1,789,667)                     (1,789,667)
                                            -----------     ---------       -----------

Balance at December 31, 1999                $(1,856,832)    $               $ 1,027,536
                                            ===========     =========       ===========

The accompanying notes are an integral part of this statement.

                                  FindWhat.com

                            STATEMENTS OF CASH FLOWS

                                                                                Period from
                                                                                 March 27,
                                                                               1998 (date of
                                                                Year ended     inception) to
                                                                December 31,   December 31,
                                                                    1999           1998
                                                                -----------    -----------
Cash flows from operating activities
    Net loss                                                    $(1,789,667)   $   (67,165)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities
        Depreciation                                                 33,405            340
        Stock options granted to consultants and nonemployees       266,000
        Executive compensation                                       36,000         45,000
        Common shares issued for consulting and advertising
          services, net                                              56,070
        Options issued for services, net                             36,094
        Changes in operating assets and liabilities
           Accounts receivable                                      (89,212)        (8,463)
           Other current assets                                     (17,250)
           Other assets                                              (2,595)
           Accounts payable and accrued expenses                    123,425         11,348
           Deferred income                                           12,049         19,353
           Due to affiliate                                          51,792          7,989
                                                                -----------    -----------
         Net cash (used in) provided by operating activities     (1,283,889)         8,402
                                                                -----------    -----------
Cash flows from investing activities
    Purchase of equipment                                          (260,056)        (1,700)
                                                                -----------    -----------

Cash flows from financing activities
    Gross proceeds from private placement                         2,500,000
    Payment of financing costs                                      (64,796)
    Payments made on capital leases                                  (1,030)
    Receipt of stock subscription                                    10,000
                                                                -----------    -----------
         Net cash provided by financing activities                2,444,174
                                                                -----------    -----------
         INCREASE IN CASH AND CASH
             EQUIVALENTS                                            900,229          6,702

Cash and cash equivalents at beginning of period                      6,702
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $   906,931    $     6,702
                                                                ===========    ===========

Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment         $    14,418
    Capital contributions for stock subscription                               $    10,000

The accompanying notes are an integral part of these statements.

                                  FindWhat.com

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

NOTE A - NATURE OF BUSINESS

      BeFirst.com was organized under the laws of the State of Nevada and, beginning June 17, 1999, conducts its operations through its wholly-owned subsidiary, BeFirst Internet Corporation. In September 1999, the Company changed its name from BeFirst.com to FindWhat.com ("FindWhat" or the "Company").

      FindWhat.com is a developer and marketer of performance-based advertising services for the Internet. FindWhat offers two services: FindWhat.com, a pay-for-position search engine which launched in September 1999 and BeFirst.com, a web site optimization service. The Company charges an initial set-up fee to enhance a client's web page using key words and utilizes software that tracks click-through rates. The Company operates in one reportable business segment.

NOTE B - BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of FindWhat.com and its wholly-owned subsidiary, BeFirst Internet Corporation.

      On June 17, 1999, Collectibles America, Inc. ("Collectibles"), a nonoperating public company with immaterial net assets, acquired 100% of the outstanding common stock of BeFirst Internet Corporation, whose date of inception was March 27, 1998 (the "Acquisition"). The Acquisition resulted in the owners and management of BeFirst Internet Corporation having effective control of the combined entity. Concurrent with the Acquisition, Collectibles changed its name to BeFirst.com. In September 1999, BeFirst.com changed its name to FindWhat.com.

      Under generally accepted accounting principles, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by BeFirst Internet Corporation for the net monetary assets of Collectibles (now FindWhat), accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements of the "legal acquirer," Collectibles (now FindWhat), are those of the "accounting acquirer" (BeFirst Internet Corporation).

      Accordingly, the financial statements of FindWhat.com for the period from March 27, 1998 through December 31, 1998, are the historical financial statements of BeFirst Internet Corporation for the same period. The basic structure and terms of the Acquisition and related

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE B (continued)

      events, all of which are deemed to have occurred simultaneously on June 17, 1999, together with the applicable accounting effects, were as follows:

      o FindWhat.com cancelled 8,600,000 unissued shares of common stock and effected a 2-to-1 reverse stock split of its outstanding shares of common stock, resulting in a decrease in the number of outstanding shares to 2,500,000.
      o FindWhat.com issued 1,250,000 post-split shares of common stock in a private placement for $2.00 per share in cash (see Note K).
      o FindWhat.com acquired all of the outstanding shares of common stock of BeFirst Internet Corporation in exchange for 8,750,000 post-split shares of FindWhat.com. The common stock exchanged, in addition to the existing FindWhat.com shares outstanding, collectively resulted in the recapitalization of the Company. Earnings per share ("EPS") calculations include the Company's change in capital structure for all periods presented.
      o The sole officer and director of FindWhat.com was replaced by a board of directors from BeFirst Internet Corporation.
      o The Company adopted a 1999 Stock Incentive Plan (see Note M) for employees.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1.    Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

      2.    Equipment, Furniture and Fixtures

            Equipment, furniture and fixtures are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation expense consists of the depreciation of computer equipment and furniture.

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE C (continued)

      3.    Revenues

            The Company derives revenues from the following sources: through set-up fees charged to new BeFirst clients, through click-through rates charged for the traffic the BeFirst service generates to its clients' Web sites and through search listing click-throughs and banner advertisements on the FindWhat.com search engine.

            Revenue is recognized when the set-up services are completed and as click-throughs are generated.

      4.    Use of Estimates

            The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      5.    Basic and Diluted Loss Per Share

            Basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. All stock options have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive (see Note M).

            The issuance of 8,750,000 shares as described in Note B has been reflected as of March 27, 1998.

      6.    Deferred Service Costs

            Deferred service costs, which is shown as a reduction to stockholders' equity, consists of the value of common stock and stock options issued for services that will be provided to the Company in future periods.

      7.    Reclassifications

            Certain amounts in the 1998 financial statements were reclassified to conform to the 1999 presentation.

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE C (continued)

      8.    Significant New Accounting Pronouncements

            In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. The Company currently does not use derivative instruments as defined by SFAS No. 133. If it continues to not use these derivative instruments by the effective date, the adoption of this statement will have no effect on the results of operations or the financial position of the Company.

            In January 2000, the Emerging Issues Task Force reached a consensus on Issue No. 99-17, "Accounting for Advertising Barter Transaction," to be effective for transactions entered into after January 20, 2000. The consensus states that advertising barter transactions should be accounted for at fair value and the fair value recognized be disclosed in the financial statements, if there is verifiable objective evidence provided by sufficient cash transactions received by the seller of the advertising or similar advertising. Accordingly, the Company will record barter transactions, if any, at their estimated fair value, prospectively, beginning January 2000.

NOTE D - EQUIPMENT, FURNITURE AND FIXTURES

      Equipment, furniture and fixtures at December 31, 1999 and 1998 consist of the following:
                                                       1999             1998
                                                     --------         --------
      Computer equipment                             $193,921
      Furniture and fixtures                           67,835         $  1,700
      Leased equipment                                 14,418
                                                     --------         --------

                                                      276,174            1,700
      Less accumulated depreciation                   (33,745)            (340)
                                                     --------         --------

                                                     $242,429         $  1,360
                                                     ========         ========

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at December 31, 1999 and 1998 consist of the following:
                                                   1999           1998
                                                 --------       --------

       Accounts payable and other                $ 64,818       $  9,332
       Professional fees                           24,955            871
       Salaries and bonuses                                        1,145
       Database license                            45,000
                                                 --------       --------

                                                 $134,773       $ 11,348
                                                 ========       ========

NOTE F - RELATED PARTY TRANSACTIONS

      The Company shares space in New York and California with WPI Advertising Inc. ("WPI") and V-Lite Corporation ("V-Lite"), respectively, whose owners are also the shareholders and officers of the Company. The total amount paid to V-Lite for the year ended December 31, 1999 was approximately $7,000.

      Through June 30, 1999, the Company paid a 30% commission to WPI for sales generated by WPI. The commission covered sales costs as well as rent allocation and other administrative costs provided by WPI. These expenses for the period ended December 31, 1999 and December 31, 1998 were approximately $100,000 and $18,000, respectively, of which approximately $50,000 and $9,000, respectively, are included in general and administrative expenses and $50,000 and $9,000, respectively, are included in marketing and sales expenses. Beginning July 1, 1999, the Company hired its own sales staff and entered into a revised arrangement with WPI whereby an allocation of the above-mentioned rent and administrative expenses is apportioned to the Company. The total amount allocated to WPI for the year ended December 31, 1999 is approximately $54,000, which is included in general and administrative expenses. Total amounts due to WPI at December 31, 1999 and 1998 were approximately $60,000 and $8,000, respectively.

      Through July 31, 1999, the Company shared space in Florida with Internet Solutions International ("ISI"), whose owner is also the shareholder and officer of the Company. The total amount paid to ISI during the year ended December 31, 1999 was approximately $24,000. Beginning August 1, 1999, the Company signed a lease (with an unrelated lessor) and moved its technical operations out of ISI's offices.

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE F (continued)

      In November 1999, the Company also hired WPI to purchase airtime to several radio stations on behalf of the Company. Total amount charged to the Company for the period ended December 31, 1999 was approximately $35,000, which represents the regular rates charged by these stations during their normal course of business.

NOTE G - DEFERRED INCOME

      Deferred income at December 31, 1999 represents advance deposits made by the Company's clients against future click-throughs for search listing advertisements on the FindWhat.com search engine. Revenue will be recognized as click-throughs are made to a client's website. Total deferred revenue recorded for the year ended December 31, 1999 was approximately $35,000, of which approximately $3,000 was recognized in 1999. Deferred income at December 31, 1998 represents advance deposits made by the Company's clients for future BeFirst click-through sales.

NOTE H - COMMITMENTS AND CONTINGENCIES

      Beginning August 1, 1999, the Company leased office space under the terms of an operating lease that expires in 2002.

      Future minimum payments under noncancellable operating leases consisted of the following at December 31, 1999:

                      2000                                $28,400
                      2001                                 30,000
                      2002                                 23,400
                                                           ------

                                                          $81,800
                                                          =======

      In addition, the Company has entered into service agreements with various Internet providers, all with terms of one year or less. These agreements allow the Company to connect to the Internet with sufficient capacity so that the FindWhat.com Web site can handle current and anticipated traffic.

NOTE I - CONCENTRATION OF FINANCIAL INSTRUMENTS

      The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with European American Bank. In general, through the year, such instruments exceeded the FDIC insurance limit of $100,000.

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE J - MAJOR CUSTOMERS

      During the year ended December 31, 1999, one customer provided approximately 30% of the Company's revenues. The loss of this customer, without an appropriate replacement, may have a material effect on the Company's business. Management does not believe any such loss will occur as long as the Company continues to provide competitive service.

NOTE K - PRIVATE PLACEMENT

      In June 1999, a private placement to offer 1,250,000 shares of $.001 par value common stock at a price of $2.00 per share was completed by the Company. The proceeds from the offering were used as follows: (a) upgrades to transactions processing systems; (b) the hiring of additional sales and technical personnel; (c) development of the FindWhat.com search engine, which was launched in September 1999; and (d) purchase of additional computer hardware and software.

      As a result of the private placement, approximately $65,000 of legal costs were incurred, which are being reflected as a reduction to additional paid-in-capital.

NOTE L - COMMON STOCK AND STOCK OPTIONS ISSUED FOR SERVICES

      In November 1999, the Company issued 41,750 shares of common stock for outdoor advertising at a closing market price of $3.875 per share. The term of the contract is for four months. Total noncash advertising charges for the year ended December 31, 1999 recorded by the Company were $40,445, which is included in marketing and sales expense. The remainder of $121,335 was deferred and will be expensed over the term of the contract.

      On November 28, 1999, the Company issued 50,000 shares of common stock to a consultant of the Company for services at a closing market price of $3.75 per share. The term of the contract is for one year. Total noncash consulting charges for the year ended December 31, 1999 recorded by the Company were $15,625, which is included in product development expenses. The remainder of $171,875 was deferred and will be expensed over the term of the contract.

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE L (continued)

      In November 1999, the Company issued options for the purchase of 150,000 shares of common stock to an investor public relations firm at a price of $3.75 per share. The contract was subsequently terminated in March 2000 and 68,750 option shares vested. The term was amended to five and a half months. Total noncash charges for the year ended December 31, 1999 recorded by the Company were $36,094, which is included in general and administrative expenses. The remainder of $108,281 was deferred and will be expensed over the term of the contract.

NOTE M - STOCK INCENTIVE PLAN

      In June 1999, the Board of Directors of the Company adopted the 1999 Stock Incentive Plan ("the Plan"). The total number of shares reserved and available for distribution to the Company's key employees, officers, directors, consultants and other agents and advisors under this Plan as of December 31, 1999 were 1,000,000 shares. Awards under the Plan consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards and stock appreciation rights.

      During the year ended December 31, 1999, the Company granted 495,501 options under the terms of the Plan to its employees and 233,712 options to nonemployees. Total expense recognized for stock options given to nonemployees amounted to approximately $266,000, which is included as a noncash charge in the statement of operations for the year ended December 31, 1999.

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation," that relate only to pro forma disclosures required by SFAS No. 123 for employee plans. It applies APB Opinion 25, "Accounting for Stock Issued to Employees," and does not recognize compensation expense for its stock-based compensation plans for employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed by SFAS No. 123, then the Company's net loss and loss per share would be increased to the pro forma amounts indicated below:

         Year ended December 31, 1999                Actual         Pro forma
         -----------------------------            -----------      -----------

           Net loss                               $(1,789,667)     $(2,129,541)
                                                  ===========      ===========

           Loss per share - basic and diluted          $(0.17)          $(0.20)
                                                       ======           ======

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE M (continued)

      The fair value of these options for the year ended December 31, 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

             Volatility                                  50%
             Risk-free rate                               6%
             Expected life                          5 years
             Vesting requirements                    1 year
             Forfeiture rate                              0%
             Expected dividends                           0

      The weighted-average fair value of all Plan options granted during the year ended December 31, 1999 was $1.22, and the weighted-average exercise price was $2.29. The maximum life of the option is five years.

      Stock option activity under the Plan during the year ended December 31, 1999 is summarized below:

                                                                     Weighted-
                                                                      average
                                                                     exercise
                                                 Options               price
                                                 -------               -----

             Balance, December 31, 1998                 0             $  --
             Granted                              729,213             $2.30
             Canceled                              (6,000)            $3.33
                                                ---------

                                                  723,213
                                                =========

      The following table summarizes information concerning currently outstanding and exercisable stock options under the Plan:

                                Weighted-
                                average      Weighted-                 Weighted-
    Range                      remaining      average                   average
 of exercise     Number       contractual    exercise      Number      exercise
    price      outstanding    life (years)     price     exercisable     price
 -----------   -----------    ------------   ---------   -----------   ---------

$2.00 - $2.20     661,713         4.47         $2.11       555,713       $2.14
$3.87 - $4.50      61,500         4.72         $4.20        25,000        4.50
                 --------                                  -------
                  723,213         4.49         $2.29       580,713       $2.24
                  =======                      =====       =======

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE N - DATABASE LICENSE

      In August 1999, the Company acquired a database license from Inktomi, Inc., which requires minimum aggregate payments of $600,000 over the three-year life of the contract. The Company accounts for this license as an executory contract and records expense as the service is provided. As of December 31, 1999, the minimum payments of $90,000 under the license have been expensed.

NOTE O - INCOME TAXES

      At December 31, 1999, the Company has operating loss carryforwards of approximately $1,300,000, which expire through 2019. The future availability of such carryforwards may be limited based on certain changes in stock ownership. For financial statements purposes, a valuation allowance equal to the amount of the net deferred tax asset at December 31, 1999 has been recognized, as the realization of such deferred tax asset is uncertain.

      Components of the Company's deferred tax asset at December 31, 1999 and 1998 are as follows:

                                                 1999            1998
                                               ---------       ---------
            Stock option compensation          $ 120,838
            Net operation loss carryforwards     520,550       $   9,000
            Capital expenditures                  77,145
                                               ---------       ---------

                                                 718,533           9,000
            Valuation allowance                 (718,533)         (9,000)
                                               ---------       ---------

            Net deferred tax asset             $      --       $      --
                                               =========       =========

NOTE P - SUBSEQUENT EVENTS

      On January 12, 2000, the Company entered into an advertising agreement with Beasley Internet Ventures LLC ("Beasley") whereby the Company will issue 600,000 shares of common stock to Beasley. Under the terms of the contract, Beasley will provide $3,000,000 of advertising to the Company over a two-year period. The Company will record the noncash advertising charge of $4,425,000 over the term of the contract.

      On January 28, 2000, the Board of Directors of the Company amended its 1999 Stock Incentive Plan (see Note M) to increase the total number of shares reserved and available for distribution to the Company's key employees, officers, directors, consultants and other agents to 1,900,000 shares, subject to shareholder approval in June 2000.

                                  FindWhat.com

                           December 31, 1999 and 1998

NOTE P - SUBSEQUENT EVENTS (continued)

      On February 11, 2000, the Company completed a private placement of 500,000 shares of common stock for $2 million and a warrant to purchase an additional 125,000 shares of common stock at a price of $5.50 per share. These warrants expire on February 11, 2005 and have a fair value of $628,750.

      On March 15, 2000, the Company entered into an agreement with Go2Net, Inc. ("Go2Net") whereby Go2Net will provide metasearch services to the Company through its network of web sites. The term of the agreement is for one year. Pursuant to the agreement, Go2Net will receive warrants to purchase 725,000 shares of the Company's common stock at a price of $5.50 per share. These warrants have a fair value of $10,200,000 and will be expensed over a one-year period.