Form 10QSB
period 2000-03-31
FINDWHAT COM INC
filed 2000-05-15
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

         For the quarterly period ended March 31, 2000.

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from...........to.............


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



         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 13,695,363 shares of common, $.001 par value as of March 31, 2000.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  FindWhat.com

                            CONDENSED BALANCE SHEETS

                                                                                    MARCH 31,              December 31,
                                   ASSETS                                             2000                     1999
                                                                                  -------------           -------------
                                                                                   (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                                      $  1,824,210            $    906,931
    Accounts receivable                                                                 130,502                  97,675
    Prepaid expenses and other current assets                                            95,918                  17,250
                                                                                   ------------            ------------

         Total current assets                                                         2,050,630               1,021,856

EQUIPMENT, FURNITURE AND FIXTURES - NET                                                 543,048                 242,429

OTHER ASSETS                                                                             22,595                   2,595
                                                                                  -------------           -------------

         Total assets                                                              $  2,616,273             $ 1,266,880
                                                                                    ===========              ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                         $     535,056            $    134,773
    Current portion of capital lease obligation                                          29,272                   7,025
    Deferred income                                                                      72,133                  31,402
    Due to affiliate                                                                     20,392                  59,781
                                                                                  -------------            ------------

         Total current liabilities                                                      656,853                 232,981

CAPITAL LEASE OBLIGATION, less current portion                                           26,653                   6,363
                                                                                  -------------            ------------

         Total liabilities                                                              683,506                 239,344

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500,000 shares; none issued and outstanding
    Common stock, $.001 par value; authorized, 50,000,000 shares; issued and outstanding, 13,695,363 shares at March 31,2000 and
      12,591,750 shares at December 31, 1999                                             13,695                  12,592
    Additional paid-in capital                                                       20,174,018               3,273,267
    Deferred service costs                                                          (14,344,263)               (401,491)
    Accumulated deficit                                                              (3,910,684)             (1,856,832)
                                                                                   ------------              ----------

         Total stockholders' equity                                                   1,932,767               1,027,536
                                                                                   ------------              ----------

         Total liabilities and stockholders' equity                                $  2,616,273             $ 1,266,880
                                                                                    ===========              ==========


The accompanying notes are an integral part of this statement.

                                  FindWhat.com

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                    For the three months ended
                                                                                             March 31,
                                                                               ------------------------------------
                                                                                   2000                     1999
                                                                               --------------           -----------
                                                                                (unaudited)              (unaudited)

Revenues                                                                       $    216,725               $ 87,457
Cost of revenues                                                                    153,488                 23,631
                                                                               ------------               --------

         Gross profit                                                                63,237                 63,826

Operating expenses

    Sales and marketing                                                             875,178                 12,682
    General and administrative                                                    1,160,441                 22,615
    Product development                                                             100,121                 24,923
                                                                               ------------               --------

    Total operating expenses                                                      2,135,740                 60,220
                                                                               ------------               --------

    Loss from operations                                                         (2,072,503)                 3,606

    Interest income, net                                                             18,652                     --
                                                                               ------------               --------

         NET (LOSS) EARNINGS                                                   $ (2,053,851)              $  3,606
                                                                               ============               ========

(Loss) earnings per share - basic and diluted                                  $      (0.15)              $   0.00
                                                                               ============               ========

Unaudited pro forma information (i):

    Increase in officer salaries                                                         --               $ 90,000
                                                                               ============               ========

    Pro forma net loss after increase in officer salaries                                --               $(86,394)
                                                                               ============               ========

    Pro forma loss per share after increase
       in officer salaries                                                               --               $  (0.01)
                                                                               ============               ========

Weighted-average number of common
    shares outstanding                                                           13,346,735              8,750,000
                                                                               ============              =========


 (i) The supplemental pro forma information is provided to show the impact of the addition of salaries with three officers of the Company effective July 1, 1999. The pro forma adjustments reflect salary increases effective July 1, 1999 as if the salaries had been effective March 27, 1998 (date of inception).

The accompanying notes are an integral part of these statements.

                                  FindWhat.com

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    For the three months ended
                                                                                             March 31,
                                                                               --------------------------------------
                                                                                   2000                      1999
                                                                               --------------             -----------
                                                                                (unaudited)              (unaudited)

Cash flows from operating activities
    Net (loss) earnings                                                         $(2,053,851)               $  3,606
    Adjustments to reconcile net (loss) earnings to net cash (used in)
      provided by operating activities
        Depreciation                                                                 43,871                      --
        Deferred service cost, net                                                  742,671                      --
        Options issued to nonemployees, net                                         222,180                      --
        Executive compensation                                                           --                  18,000
        Changes in operating assets and liabilities
           Accounts receivable                                                      (32,827)                 (2,866)
           Other current assets                                                     (78,668)
           Other assets                                                             (20,000)
           Accounts payable and accrued expenses                                    399,282                   2,801
           Deferred income                                                           40,731                  (3,557)
           Due to affiliate                                                         (38,388)                 (5,989)
                                                                                -----------                 -------
         Net cash (used in) provided by operating activities                       (774,999)                 11,995
                                                                                -----------                 -------
Cash flows from investing activities
    Purchase of equipment                                                          (296,402)                     --
                                                                                -----------                 -------

Cash flows from financing activities
    Gross proceeds from private placement                                         2,000,000                      --
    Payment of financing costs                                                       (5,669)                     --
    Payments made on capital leases                                                  (5,651)                     --
                                                                                -----------                 -------

         Net cash provided by financing activities                                1,988,680                      --
                                                                                -----------                 -------

         INCREASE IN CASH AND
             EQUIVALENTS                                                            917,279                  11,995

Cash and cash equivalents at beginning of period                                    906,931                   6,702
                                                                                -----------                 -------

Cash and cash equivalents at end of period                                      $ 1,824,210                 $18,697
                                                                                ===========                 =======

Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment                         $    48,088                      --





The accompanying notes are an integral part of these statements.

                                  FindWhat.com

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS

     FindWhat.com was organized under the laws of the State of Nevada under the name Collectibles America, Inc., and, beginning June 17, 1999, conducted its operations through its wholly-owned subsidiary, BeFirst Internet Corporation. On June 17, 1999, the Company changed its name from Collectibles America, Inc. to BeFirst.com. In September 1999, the Company changed its name from BeFirst.com to FindWhat.com ("FindWhat" or the "Company").

     FindWhat.com is a developer and marketer of performance-based advertising services for the Internet. FindWhat offers two services: FindWhat.com, a pay-for-position search engine which launched in September 1999 and BeFirst.com, a web site optimization service. The Company operates in one reportable business segment.

NOTE B - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly FindWhat.com's financial position as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements need to be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999, which were included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2000.

     Results of the interim period are not necessarily indicative of results that may be expected for the entire year.

                                  FindWhat.com

NOTE C - EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consist of the following:

                                                                                       MARCH 31,              December 31,
                                                                                        2000                      1999
                                                                                   ---------------            ------------

      Computer equipment                                                               $488,620                  $193,921
      Furniture and fixtures                                                             80,060                    67,835
      Leased equipment                                                                   51,983                    14,418
                                                                                       --------                  --------

                                                                                        620,663                   276,174
      Less accumulated depreciation                                                     (77,615)                  (33,745)
                                                                                       --------                  --------

                                                                                       $543,048                  $242,429
                                                                                        =======                   =======


NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                                      MARCH 31,               December 31,
                                                                                        2000                      1999
                                                                                    -------------             ------------

       Accounts payable and other                                                     $209,880                  $  64,818
       Professional fee                                                                283,525                     24,955
       Database license                                                                     --                     45,000
       Accrued salaries and bonuses                                                     40,650                         --
                                                                                      --------                   --------

                                                                                      $534,055                   $134,773
                                                                                      ========                   ========

                                  FindWhat.com

NOTE E - DEFERRED INCOME

     Deferred income represents advance deposits made by the Company's clients against future click-throughs for search listing advertisements on the FindWhat.com search engine. Revenue will be recognized as click-throughs are made to a client's website. Total deferred revenue recorded for the three-month period ended March 31, 2000 and for the year ended December 31, 1999 was approximately $106,400 and $34,500, respectively, of which approximately $78,000 was recognized for the three-month period ended March 31, 2000.

NOTE F - DEFERRED SERVICE COSTS

     Deferred service costs, which are shown as a reduction to stockholders' equity, consist of the value of common stock and stock options issued for services that will be provided to the Company in future periods.

NOTE G - PRIVATE PLACEMENT

     In February 2000, the Company completed a private placement to offer 500,000 shares of common stock for $2 million and a warrant to purchase an additional 125,000 shares of common stock at a price of $5.50 per share. These warrants expire on February 11, 2005 and have a fair value of $628,750.

NOTE H - COMMON STOCK AND STOCK OPTIONS ISSUED FOR SERVICES

     In January 2000, the Company entered into an advertising agreement with Beasley Internet Ventures LLC ("Beasley") whereby the Company issued 600,000 shares of common stock to Beasley. Under the terms of the contract, Beasley will provide $3,000,000 of advertising to the Company over a two-year period. The Company will record a noncash advertising charge of $4,425,000 over the term of the contract, including $466,180 recorded during the three months ended March 31, 2000.

                                  FindWhat.com

NOTE H (CONTINUED)

     In March 2000, the Company entered into an agreement with Go2Net, Inc. ("Go2Net") whereby Go2Net will provide metasearch services to the Company through its network of web sites. The term of the agreement is for one year. Pursuant to the agreement, Go2Net will receive warrants to purchase 725,000 shares of the Company's common stock at a price of $5.50 per share. These warrants have a fair value of $10,200,000 and will be expensed over a one-year period.

NOTE I - STOCK INCENTIVE PLAN

     In January 2000, the Board of Directors of the Company amended its 1999 Stock Incentive Plan (the "Plan") to increase the total number of shares reserved and available for distribution to the Company's key employees, officers, directors, consultants and other agents to 1,975,000 shares, subject to shareholder approval in July 2000.

     During the three months ended March 31, 2000, the Company granted 217,500 options under the terms of the Plan to its employees and 43,000 options to nonemployees. Total expense recognized for stock options given to nonemployees amounted to $217,580, which is included as a noncash charge in the general and administrative expenses for the three months ended March 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

OVERVIEW

         We are a developer and marketer of performance-based advertising services for the Internet. Currently, we offer two proprietary services:
FindWhat.com, a pay-for-performance search engine and BeFirst.com, a web site optimization service. Our focus is:

         -        to drive qualified traffic to Internet web sites and
         - to ensure that Internet users find what they are looking for when "surfing the web."

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

         While we only launched our FindWhat.com search engine in September 1999, we have made significant progress in growing the number of advertisers and consumers. As of May 1, 2000, consumers could find relevant search listings for information, products and services from over 3,100 participating advertisers who had placed approximately 2.35 million bids on search keywords or key phrases, up from approximately 1,200 advertisers and more than 750,000 bids as of December 31, 1999. For the quarter ending March 31, 2000, the FindWhat.com search engine had approximately 1.2 million paid click-throughs with an average price per paid click-through of $0.06. In all of 1999, the FindWhat.com search engine had approximately 35,000 paid click-throughs.

         The FindWhat.com search engine generates revenue consisting of search listing paid click-through fees and banner advertising. For the year ended December 31, 1999, revenue from the FindWhat.com search engine was immaterial. In order to generate significant revenues, we must increase substantially the number of advertisers we service and the volume of click-throughs to our clients' web sites. FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing paid click-through revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. FindWhat.com banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

         We believe that our FindWhat.com search engine will be more attractive to advertisers as more consumers use it for their search needs and more attractive to consumers as more advertisers bid for placement in our search results. A significant component of our expenses consists of costs incurred to attract consumers to our search listings. To date, we have primarily attracted consumers through our affiliates, who list some or all of our search listings on their web sites, as well as through marketing to attract consumers to our web site, including radio and outdoor advertising as well as advertising on the Internet. We expect to continue to rely upon these sources for a significant proportion of consumer searches conducted on our service. Our future success is dependent upon reducing our consumer acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues we will be required to incur a significant expansion of our operations, including hiring additional management and staff. These actual and proposed increases in marketing and personnel will significantly increase our operating expenses.

         Our BeFirst.com web optimization service generates revenue from initial set-up fees charged to new clients and from click-through fees our clients pay for consumers who get to their web sites as a result of our efforts. BeFirst.com set-up fee charges are recognized at the time a new client signs up for the service and pays such fee. BeFirst.com click-through fees are determined by multiplying the number of click-throughs to a client's web sites as a result of our efforts by the amount we charge per click-through. As of March 31, 2000, BeFirst.com had approximately 100 clients, including eBay, Avenue A, and Ebags.com.

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

         We have a limited operating history. We began offering our BeFirst.com service in March 1998. Our FindWhat.com search engine was commercially launched in September 1999, but generated immaterial revenues in the fiscal year ended December 31, 1999. Our services have achieved only limited market acceptance to date. Our losses for the three months ended March 31, 2000 and the year ended December 31, 1999 were $2,053,851 and $1,789,667, respectively.

         Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues and we may never achieve profitable operations.

RESULTS OF OPERATIONS

         Our fiscal year runs from January 1 through December 31. We began offering our Internet web site optimization service in March 1998 and we commercially launched our FindWhat.com(SM) search engine in September 1999. As a result of these factors, comparisons between the three months ended March 31, 2000 and the three months ended March 31, 1999 have limited meaning.

         REVENUE

         Revenue for the three months ended March 31, 2000 increased to $216,725 compared to $87,457 for the three months ended March 31, 1999 as a result of growth in demand for our BeFirst.com service and revenue from the FindWhat.com search engine, which was not operational during the first three months of 1999. We expect that FindWhat.com search listing paid click-through revenue and banner advertisement revenue will represent an increasing percentage of total revenue in future periods.

         COST OF REVENUES

         Cost of revenues consists primarily of costs associated with designing and maintaining our web sites, providing the BeFirst.com service, fees paid to outside service providers like Inktomi that provide our unpaid listings, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our web sites include salaries of related personnel, depreciation of web site equipment, co-location charges for our web site equipment and software license fees. Costs associated with providing the BeFirst.com service include salaries of related personnel, payments to consultants, and web site domain registration expenses for clients. Cost of revenues increased to $153,488 for the three months ended March 31, 2000 from $23,631 for the three months ended March 31, 1999. The increase was primarily due to the launch of the FindWhat.com search engine in September 1999 and the growth of our BeFirst.com service, including an increase in personnel associated with providing the BeFirst.com service. We anticipate cost of revenues will continue to increase as our traffic and number of advertisers increase.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of:

         - revenue-sharing or other arrangements with our FindWhat.com affiliates,
         - advertising expenditures for the FindWhat.com search engine, such as radio, outdoor and banner advertising campaigns and sponsorships,
         - promotional expenditures, including proprietary contests to attract consumers to the FindWhat.com web site and sponsorships of seminars, trade shows and expos,
         -        fees to marketing and public relations firms, and
         - payroll and related expenses for personnel engaged in marketing, customer service and sales functions.

With the exception of sales personnel salaries, most of our sales and marketing expenses relate to the FindWhat.com search engine.

         Our sales and marketing expense was $875,178 for the three months ended March 31, 2000 compared to $12,682 for the three months ended March 31, 1999. Until June 30, 1999, an affiliate employed our sales force and we reimbursed the affiliate by paying a commission. As of July 1, 1999, the members of our sales force became our direct employees. The increase in sales and marketing expense was primarily related to an increase in sales force compensation due to hiring our sales force directly and expanding the number of marketing, customer service, and sales employees, along with expenses not incurred during the three months ended March 31, 1999, including spending to advertise and promote the FindWhat.com search engine, revenue-sharing and other fees paid to affiliates, and fees to our public relations firm. We have issued shares of common stock or warrants to purchase shares of common stock to several of our advertising vendors and affiliates in lieu of cash payments. We record non-cash charges over the terms of our contracts with these vendors and affiliates. These non-cash charges totaled $592,115 for the three months ended March 31, 2000, consisting primarily of stock grants to national outdoor and radio companies for billboards and radio commercial time during the period. We did not have any such expense for the three months ended March 31, 1999. We believe that continued investment in sales and marketing, including attracting consumers and advertisers to utilize the FindWhat.com search engine and attracting affiliates to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; facilities; insurance; professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. Our Chairman and our Chief Executive Officer did not receive salaries until July 1, 1999. General and administrative expenses increased to $1,160,441 for the three months ended March 31, 2000 from $22,615 for the three months ended March 31, 1999. These increases were primarily due to increases in administrative headcount and related expenses associated with the hiring of personnel; increased rent, insurance and professional services; increases in general corporate expenses; and increased services provided by our affiliates, along with expenses not incurred during the three months ended March 31, 1999, including costs associated with being a public company, including the cost of directors' and officers' liability insurance expense; executive officer salaries; depreciation; and non-cash stock compensation expense. In December 1999, we issued options for the purchase of shares of common stock to an investor public relations firm. As a result, we recorded $108,281 in non-cash general and administrative charges for the three months ended March 31, 2000. We also recorded $217,580 in other non-cash stock option compensation expense. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business and compliance with the reporting obligations of a public company.

         Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our BeFirst.com and FindWhat.com services, consulting fees to a technical consultant, depreciation for related equipment, and license fees for software used in product development. Product development increased to $100,121 for the three months ended March 31, 2000 from $24,923 for the three months ended March 31, 1999, as a result of increases in compensation expense, as well as expenses not incurred during the three months ended March 31, 1999, including technical consulting services and depreciation. In November 1999, we issued shares of common stock to a technical consultant. As a result, we recorded $46,875 in non-cash product development charges for the three months ended March 31, 2000. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to continue increasing in the future.

         INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases and any taxes. Net interest income was $18,652 for the three months ended March 31, 2000. We did not earn any interest income or incur any interest expense for the three months ended March 31, 1999. Our interest income was primarily due to an increase in our average cash and cash equivalent balances following the receipt of funds from our June 1999 and February 2000 private placements of common stock. Our interest expense consisted of interest on leases of computer equipment.

         NET LOSS

         As a result of the factors described above, we incurred a net loss of $2,053,851 for the three months ended March 31, 2000 compared to net income of $3,606 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through private placements of equity securities and the reliance on affiliated businesses owned by our executive officers. Through March 2000, we have raised $4.5 million through private equity financings. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our Chief Executive Officer, Robert D. Brahms. We have been billed for these services at competitive rates.

         Net cash used in operating activities totaled approximately $774,999 for the three months ended March 31, 2000 and net cash provided by operating activities was $11,995 for the three months ended March 31, 1999. The increase in net cash used in the three months ended March 31, 2000 was primarily attributable to cash used in marketing and sales efforts as well as general and administrative and product development expenses, partially offset by increases in revenue, interest income, non-cash compensation and increases in other current assets.

         Net cash used in investing activities totaled approximately $296,402 for the three months ended March 31, 2000 and $0 for the three months ended March 31, 1999. This increase resulted from capital expenditures for equipment.

         Net cash provided by financing activities totaled approximately $1,988,680 for the three months ended March 31, 2000. We did not have any cash financing activities in the three months ended March 31, 1999. In

February 2000, the Company completed a private placement of our common stock with an accredited investor. The Company issued 500,000 shares of common stock for $4.00 per share and received gross proceeds of $2.0 million. We also issued the investor 125,000 warrants to purchase our common stock at an exercise price of $5.50 per share.

         Our principal sources of liquidity consisted of $1.8 million of cash and cash equivalents as of March 31, 2000. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.

         We currently anticipate that the net proceeds from our private placements, together with cash flows from operations and anticipated financings, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we will seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we raise additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any anticipated or future financing arrangements will be available in amounts or on terms acceptable to us, if at all.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         RECENT SALES OF UNREGISTERED SECURITIES

         Set forth below in chronological order is information regarding the numbers of shares of common stock sold by FindWhat.com, the number of options and warrants issued by FindWhat.com, the consideration received by FindWhat.com for such shares, options and warrants and information relating to the section of the Securities Act or rules of the Securities and Exchange Commission under which exemption from registration was claimed during the period covered by this report. None of these securities was registered under the Securities Act.

         In January 2000, we entered into an agreement to issue 600,000 shares of our common stock to Beasley Broadcast Group in consideration of $3,000,000 worth of radio and on-line advertising. The certificates representing the shares of common stock were appropriately legended. In the opinion of FindWhat.com the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In January 2000, we issued Cyber Networks, Inc., a strategic partner, a warrant to purchase 5,000 shares of our common stock at a purchase price of $5.50 per share. The warrant was appropriately legended. In the opinion of FindWhat.com the issuance of the warrant was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In January 2000, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 231,000 shares of our common stock to certain employees and non-employees at a weighted average exercise price $5.50 per share.

         In February 2000, we entered into an agreement to issue 500,000 shares of our common stock to Andrew Lessman and issued Mr. Lessman a warrant to purchase up to 125,000 shares of our common stock at a purchase price of $5.50 per share in consideration of a $2,000,000 cash investment. The certificates representing the shares of common stock and the warrant were appropriately legended. In the opinion of FindWhat.com the issuance of these shares and the warrant was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In February 2000, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 24,500 shares of our common stock to certain employees and non-employee directors at a weighted average exercise price of $6.03 per share.

         In March 2000, we issued a warrant to Go2Net, Inc. to purchase up to 725,000 shares of our common stock at a purchase price of $5.50 per share in connection with a strategic alliance. The warrant was appropriately legended. In the opinion of FindWhat.com the issuance of the warrant was exempt pursuant to
Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In March 2000, we entered into an agreement to issue 3,613 shares of our common stock to Van Wagner Communications LLC in consideration of $43,250 of advertising space. The certificates representing the shares of common stock were appropriately legended. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In March 2000, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 5,000 shares of our common stock to an employee at $12.00 per share.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report.

Number            Exhibit

2.1* Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation, Collectibles America, Inc. and Mick Jardine.

3.1*              Articles of Incorporation of FindWhat.com (f/k/a Collectibles
                  America, Inc.)

3.2*              By-laws of FindWhat.com

3.3***            Audit Committee Charter

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

10.3* Agreement dated August 18, 1999 between Michigan Internet Communication Association and BeFirst.com Inc.

10.4*             BeFirst 1999 Stock Incentive Plan

10.5*             Form of Incentive Stock Option Agreement

10.6*             Form of Non-Qualified Stock Option Agreement

10.7(R) Search Result Agreement, dated March 29, 2000, between the Registrant and Mamma.com.

10.8(R)***        Search Services Agreement, dated March 15, 2000, between the
                  Registrant and Go2Net, Inc.

10.9*** Advertising Agreement, dated January 14, 2000, between the Registrant and Beasley Internet Ventures, LLC.

10.10*** Merchant Agreement, dated July 13, 1999, between the Registrant and LinkShare Corporation.

10.11             Executive Employment Agreement between FindWhat.com and
                  Phillip R. Thune.

10.12             Executive Employment Agreement between FindWhat.com and Peter
                  Neumann.

27                Financial Data Schedule

* Incorporated by reference to the exhibit previously filed on September 14, 1999 with prior Form 10 of FindWhat.com (file no. 0-27331).

** Incorporated by reference to the exhibit previously filed on November 1, 1999 with Amendment No. 1 to FindWhat.com's prior Form 10 (file no 0-27331).

*** Incorporated by reference to the exhibit previously filed on March 30, 2000 with Amendment FindWhat.com's Form 10-K for the fiscal year ended December 31, 1999.

(R) Please note that certain confidential commercial information has been redacted from some of the exhibits incorporated into and attached to this Form 10-QSB in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission. Exhibits to this Form 10-QSB which have had confidential information redacted are indicated as follows on the exhibit list above: (R). Within the exhibits to this Form 10-QSB, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit:

 (**REDACTED**)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FINDWHAT.COM

Date: May 15, 2000                   By:  /s/Phillip R. Thune
                                        ------------------------------------
                                          Phillip R. Thune
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)