Form 10QSB
period 2000-06-30
FINDWHAT COM INC
filed 2000-08-14
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

           For the quarterly period ended June 30, 2000.

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

           State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 13,715,363 shares of common, $.001 par value as of June 30, 2000.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  FindWhat.com

                            CONDENSED BALANCE SHEETS


                                                                                      JUNE 30,     December 31,
                                                                                        2000           1999
                                                                                    ------------   ------------
                                                                                     (UNAUDITED)
                                        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                       $    344,233   $    906,931
    Accounts receivable, net of allowance for doubtful accounts of $22,136 and $0 at June 30, 2000 and December 31,
        1999, respectively                                                               172,816         97,675
    Prepaid expenses and other current assets                                             19,298         17,250
                                                                                    ------------   ------------
           Total current assets                                                          536,347      1,021,856
EQUIPMENT, FURNITURE AND FIXTURES - NET                                                  797,639        242,429
OTHER ASSETS                                                                              42,240          2,595
                                                                                    ------------   ------------
           Total assets                                                             $  1,376,226   $  1,266,880
                                                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                           $    892,546   $    134,773
    Current portion of capital lease obligation                                           41,582          7,025
    Deferred income                                                                      150,850         31,402
    Due to affiliate                                                                      14,675         59,781
                                                                                    ------------   ------------
           Total current liabilities                                                   1,099,653        232,981
CAPITAL LEASE OBLIGATION, less current portion                                            25,517          6,363
                                                                                    ------------   ------------
           Total liabilities                                                           1,125,170        239,344
STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized, 500,000 shares;
        none issued and outstanding
    Common stock, $.001 par value; authorized, 50,000,000 shares; issued and outstanding, 13,715,363 shares at June 30, 2000
       and 12,591,750 shares at December 31, 1999                                         13,715         12,592
    Additional paid-in capital                                                        20,345,498      3,273,267
    Deferred service costs                                                           (11,149,200)      (401,491)
    Accumulated deficit                                                               (8,958,957)    (1,856,832)
                                                                                    ------------   ------------
           Total stockholders' equity                                                    251,056      1,027,536
                                                                                    ------------   ------------
           Total liabilities and stockholders' equity                               $  1,376,226   $  1,266,880
                                                                                    ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  FindWhat.com

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                For the six months ended          For the three months ended
                                                                         June 30,                           June 30,
                                                             ------------------------------      ------------------------------
                                                                 2000              1999              2000              1999
                                                             ------------      ------------      ------------      ------------
                                                             (UNAUDITED)       (unaudited)       (UNAUDITED)       (unaudited)
Revenues                                                     $    590,528      $    217,504      $    373,804      $    130,047
Cost of revenues                                                  411,464            56,444           257,976            32,813
                                                             ------------      ------------      ------------      ------------
        Gross profit                                              179,064           161,060           115,828            97,234
Operating expenses
   Sales and marketing                                          5,033,105            71,763         4,157,927            59,081
   General and administrative                                   2,027,567           306,464           867,126           283,849
   Product development                                            252,208            61,308           152,088            36,385
                                                             ------------      ------------      ------------      ------------
        Total operating expenses                                7,312,880           439,535         5,177,141           379,315
                                                             ------------      ------------      ------------      ------------
        Loss from operations                                   (7,133,816)         (278,475)       (5,061,313)         (282,081)
Interest income, net                                               31,691             3,941            13,039             3,941
                                                             ------------      ------------      ------------      ------------
        NET LOSS                                             $ (7,102,125)     $   (274,534)     $ (5,048,274)     $   (278,140)
                                                             ============      ============      ============      ============
Loss per share - basic and diluted                           $      (0.53)     $      (0.03)     $      (0.37)     $      (0.03)
                                                             ============      ============      ============      ============
Unaudited pro forma information (i):
   Increase in officer salaries                                                $    180,000                        $     90,000
                                                                               ============                        ============
   Pro forma net loss after increase in officer salaries                       $   (454,534)                       $   (368,140)
                                                                               ============                        ============
   Pro forma loss per share after increase
     in officer salaries                                                       $      (0.05)                       $      (0.04)
                                                                               ============                        ============
Weighted-average number of common
   shares outstanding                                          13,526,010         9,019,337        13,705,286         9,285,714
                                                             ============      ============      ============      ============

 (i) The supplemental pro forma information is provided to show the impact of the addition of salaries with three officers of the Company effective July 1, 1999. The pro forma adjustments reflect salary increases effective July 1, 1999 as if the salaries had been effective March 27, 1998 (date of inception).

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  FindWhat.com

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                 Common Stock
                                                $.001 par value       Additional     Deferred
                                             ---------------------      paid-in       service        Accumulated
                                               Shares      Amount       Capital         Cost            Deficit        Total
                                             ----------   --------   ------------  ------------      -------------  -----------
Balance at December 31, 1999                 12,591,750   $ 12,592    $ 3,273,267  $    (401,491)    $(1,856,832)   $ 1,027,536
Issuance of common stock in connection
   with private placement                       500,000        500      1,993,832                                     1,994,332
Issuance of common stock for advertising
   Services                                     600,000        600      4,424,400     (3,407,275)                     1,017,725
Issuance of warrants for metasearch
   services                                                            10,200,000     (7,650,000)                     2,550,000
Issuance of common stock for consulting
   and other advertising services                23,613         23        140,119        (78,125)                        62,017
Fair value of stock options granted to
   consultants and nonemployees                                           288,580                                       288,580
Fair value of options issued for services                                  25,300        (13,800)                        11,500
Deferred service cost                                                                    401,491                        401,491
Net loss                                                                                              (7,102,125)    (7,102,125)
                                           ------------   ----------  ------------  -------------    ------------   ------------
Balance at June 30, 2000 (unaudited)         13,715,363   $ 13,715    $20,345,498   $ (11,149,200)   $(8,958,957)   $   251,056
                                           ============   ==========  ============  =============    ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                                  FindWhat.com

                       CONDENSED STATEMENTS OF CASH FLOWS

                     For the six months ended June 30, 2000
                                   (unaudited)

Cash flows from operating activities
    Net loss                                                             $ (7,102,125)
    Adjustments to reconcile net loss to net cash used in
       operating activities
         Allowance for doubtful accounts                                       22,136
         Depreciation                                                         120,558
         Common stock and warrants issued for services, net                 4,031,333
         Stock options granted to nonemployees                                288,580
         Options issued for services, net                                      11,500
         Changes in operating assets and liabilities
             Accounts receivable                                              (97,277)
             Other current assets                                              (2,048)
             Other assets                                                     (39,645)
             Accounts payable and accrued expenses                            757,774
             Deferred income                                                  119,448
             Due to affiliate                                                 (45,106)
                                                                         ------------
           Net cash used in operating activities                           (1,934,832)
                                                                         ------------
Cash flows from investing activities
    Purchase of equipment                                                    (605,577)
                                                                         ------------
Cash flows from financing activities
    Gross proceeds from private placement                                   2,000,000
    Payment of financing costs                                                 (5,669)
    Payments made on capital leases                                           (16,620)
                                                                         ------------
           Net cash provided by financing activities                        1,977,711
                                                                         ------------
           DECREASE IN CASH AND CASH
               EQUIVALENTS                                                   (562,698)
Cash and cash equivalents at beginning of period                              906,931
                                                                         ------------
Cash and cash equivalents at end of period                               $    344,233
                                                                         ============
Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment                  $     70,330


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  FindWhat.com

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS

      BeFirst.com was organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, beginning June 17, 1999, conducted its operations through its wholly-owned subsidiary, BeFirst Internet Corporation. On June 17, 1999, the Company changed its name from Collectibles America, Inc. to BeFirst.com. In September 1999, the Company changed its name from BeFirst.com to FindWhat.com ("FindWhat" or the "Company").

      FindWhat.com is a developer and marketer of performance-based advertising services for the Internet. FindWhat offers two services: FindWhat.com, a pay-for-position search engine which launched in September 1999 and BeFirst.com, a search engine optimization service. The Company operates in one reportable business segment.

NOTE B - BASIS OF PRESENTATION

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly FindWhat.com's financial position as of June 30, 2000 and the results of its operations and its cash flows for the six and three months ended June 30, 2000 and 1999. Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements need to be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999, which were included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2000.

      Results of the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE C - LIQUIDITY

      The Company has incurred substantial losses from operations, had used rather than provided cash in its operations during the six months ended June 30, 2000 and has negative working capital at June 30, 2000.

      The Company's principal sources of liquidity consisted of approximately $344,000 of cash and cash equivalents as of June 30, 2000. Although the Company has no material long-term commitments for capital expenditures, it anticipates an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. The Company is currently in the process of attempting to secure additional financing and will require such additional financing to meet anticipated liquidity needs over the next 12 months. There can be no assurance that any anticipated or future financing arrangements will be available in amounts or on terms acceptable, if at all.

NOTE D - EQUIPMENT, FURNITURE AND FIXTURES

      Equipment, furniture and fixtures consist of the following:


                                            JUNE 30,       December 31,
                                              2000             1999
                                          ------------     ------------
   Computer equipment                     $    755,087     $    193,921
   Furniture and fixtures                      135,355           67,835
   Leased equipment                             61,500           14,418
                                          ------------     ------------
                                               951,942          276,174
   Less accumulated depreciation              (154,303)         (33,745)
                                          ------------     ------------
                                          $    797,639     $    242,429
                                          ============     ============


NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following:


                                             JUNE 30,     December 31,
                                              2000            1999
                                          ------------    ------------
   Accounts payable and other             $    126,733    $     64,818
   Professional fees                           298,030          24,955
   Database license                             45,000          45,000
   Internet costs                              422,783
                                          ------------    ------------
                                          $    892,546    $    134,773
                                          ============    ============

NOTE F - DEFERRED INCOME

      Deferred income represents advance deposits made by the Company's clients against future click-throughs for search listing advertisements on the FindWhat.com search engine. Revenue will be recognized as click-throughs are made to a client's website. Total deferred revenue recorded for the six-month period ended June 30, 2000 and for the year ended December 31, 1999 was approximately $414,000 and $35,000, respectively, of which approximately $295,000 was recognized for the six-month period ended June 30, 2000.

NOTE G - DEFERRED SERVICE COSTS

      Deferred service costs, which are shown as a reduction to stockholders' equity, consist of the value of common stock and stock options issued for services that will be provided to the Company in future periods.

NOTE H - PRIVATE PLACEMENT

      In February 2000, the Company completed a private placement to offer 500,000 shares of common stock for $2 million and a warrant to purchase an additional 125,000 shares of common stock at a price of $5.50 per share. These warrants expire on February 11, 2005 and have a fair value of $628,750.

NOTE I - COMMON STOCK AND STOCK OPTIONS ISSUED FOR SERVICES

      In January 2000, the Company entered into an advertising agreement with Beasley Internet Ventures LLC ("Beasley") whereby the Company issued 600,000 shares of common stock to Beasley. Under the terms of the contract, Beasley will provide $3,000,000 of advertising to the Company over a two-year period. The Company is recording the noncash advertising charge of $4,425,000 over the term of the contract.

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

      In April 2000, the Company issued 7,000 shares of common stock for services at a closing market price of $9.00 per share. In June 2000, the Company issued 5,000 shares and 8,000 shares of common stock for services at a closing market price of $3.00 per share and $2.8125 per share, respectively.

NOTE J - STOCK INCENTIVE PLAN

      In January 2000, the Board of Directors of the Company amended its 1999 Stock Incentive Plan to increase the total number of shares reserved and available for distribution to the Company's key employees, officers, directors, consultants and other agents to 1,900,000 shares. It was approved by the shareholders in July 2000.

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

           While we only launched our FindWhat.com search engine in September 1999, we have made significant progress in growing the number of advertisers bidding to be listed on our search engine. As of June 30, 2000, consumers could find relevant search listings for information, products and services from over 5,000 advertiser accounts, which had placed approximately 3.2 million bids on search keywords or key phrases, up from approximately 2,350 advertiser accounts and 1.4 million bids at the end of March 2000. FindWhat.com ended 1999 with approximately 1,200 advertiser accounts and 750,000 bids. It is important to note that some advertiser accounts are managed by advertising agencies, or other agents for multiple advertisers, which prefer to manage more than one advertiser in a single account, rather than open a separate account for each advertiser. As a result, the 5,000 advertiser accounts as of June 30, 2000 actually represent a larger number than 5,000 advertisers.

           We have also substantially increased the number of consumers accessing our search results and clicking on our paid listings. Our searches more than quadrupled to over 2.2 million per day in the second quarter of 2000, from 525,000 in the first quarter of 2000. And for the quarter ending June 30, 2000, the FindWhat.com search engine had approximately 3.8 million paid click-throughs with an average price per paid click-through of $0.07, up from approximately 1.2 million paid click-throughs with an average price per paid click-through of $0.06 in the first quarter of 2000. In all of 1999, the FindWhat.com search engine had approximately 35,000 paid click-throughs.

           The FindWhat.com search engine generates revenue consisting of search listing paid click-through fees and banner advertising. For the year ended December 31, 1999, revenue from the FindWhat.com search engine was immaterial. In order to generate significant revenues, we must continue to increase substantially the number of advertisers we service and the volume of click-throughs to our clients' web sites. FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Search listing paid click-through revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. FindWhat.com banner advertisement revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

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

           Our BeFirst.com web optimization service generates revenue from initial set-up fees charged to new clients and from click-through fees our clients pay for consumers who get to their web sites as a result of our efforts. BeFirst.com set-up fee charges are recognized at the time a new client signs up for the service and pays such fee. BeFirst.com click-through fees are determined by multiplying the number of click-throughs to a client's web sites as a result of our efforts by the amount we charge per click-through. BeFirst.com's clients include eBay, Avenue A, and Morningstar.

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

           We have a limited operating history. We began offering our BeFirst.com service in March 1998. Our FindWhat.com search engine was commercially launched in September 1999, but generated immaterial revenues in the fiscal year ended December 31, 1999. Our services have achieved only limited market acceptance to date. Our losses for the six months ended June 30, 2000 and the year ended December 31, 1999 were $7,102,125 and $1,789,667, respectively.

           Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues and we may never achieve profitable operations.

RESULTS OF OPERATIONS

           Our fiscal year runs from January 1 through December 31. We began offering our BeFirst.com(SM) search engine optimization service in March 1998 and we commercially launched our FindWhat.com(SM) search engine in September 1999. As a result of these factors, comparisons between the three and six months ended June 30, 2000 and the three and six months ended June 30, 1999 have limited meaning.

           REVENUE

           Revenue for the three months ended June 30, 2000 increased to $373,804 compared to $130,047 for the three months ended June 30, 1999. Revenue for the six months ended June 30, 2000 increased to $590,528 compared to $217,504 for the six months ended June 30, 1999. The increase was primarily the result of revenue from the FindWhat.com search engine, which was not operational during the first half of 1999, and thus generated no revenue. Revenue from the FindWhat.com search engine represented approximately 66% of total revenue for the three months ended June 30, 2000, and approximately 57% of total revenue for the six months ended June 30, 2000. We expect that revenue from the FindWhat.com search engine will represent an increasing percentage of total revenue in future periods.

           COST OF REVENUES

           Cost of revenues consists primarily of costs associated with designing and maintaining our web sites and providing the BeFirst.com service, fees paid to outside service providers like Inktomi that provide our unpaid listings, credit card processing fees, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our web sites include salaries of related personnel, depreciation of web site equipment, co-location charges for our web site equipment and software license fees. Costs associated with providing the BeFirst.com service include salaries of related personnel, payments to consultants, and web site domain registration expenses for clients.

           Cost of revenues increased to $257,976 for the three months ended June 30, 2000 from $32,813 for the three months ended June 30, 1999. Cost of revenues was $411,464 for the six months ended June 30, 2000, compared to $56,444 for the six months ended June 30, 1999. The increase was primarily due to the launch of the FindWhat.com search engine in September 1999 and increased costs related to our BeFirst.com service, including an increase in personnel associated with providing the BeFirst.com service. We anticipate cost of revenues will continue to increase as our traffic and number of advertisers increase.

           OPERATING EXPENSES

           SALES AND MARKETING. Sales and marketing expenses consist primarily of:

           - revenue-sharing or other arrangements with our FindWhat.com affiliates,

           - advertising expenditures for the FindWhat.com search engine, such as radio, outdoor and banner advertising campaigns and sponsorships,

           - promotional expenditures, including proprietary contests to attract consumers to the FindWhat.com web site and sponsorships of seminars, trade shows and expos,

           - tele-marketing and other expenses to attract advertisers to our services,

           -        fees to marketing and public relations firms, and

           - payroll and related expenses for personnel engaged in marketing, customer service and sales functions.

With the exception of sales personnel salaries, most of our sales and marketing expenses relate to the FindWhat.com search engine.

           Our sales and marketing expense was $4,157,927 for the three months ended June 30, 2000 compared to $59,081 for the three months ended June 30, 1999. Sales and marketing expense was $5,033,105 for the six months ended June 30, 2000 compared to $71,763 for the six months ended June 30, 1999. Until June 30, 1999, an affiliate employed our sales force and we reimbursed the affiliate by paying a commission. As of July 1, 1999, the members of our sales force became our direct employees. The increase in sales and marketing expense was related primarily to an increase in sales force compensation due to hiring our sales force directly and expanding the number of marketing, customer service, and sales employees, along with expenses not incurred during the six months ended June 30, 1999, including spending to advertise and promote the FindWhat.com search engine, costs to attract advertisers to our services, fees to our public relations firm, non-cash stock compensation expense, and revenue-sharing and other fees paid to affiliates. Revenue-sharing and other fees paid to affiliates represents the largest component of our operating expenses. We have issued shares of common stock or warrants to purchase shares of common stock to several of our advertising vendors and affiliates in lieu of cash payments. We record non-cash charges over the terms of our contracts with these vendors and affiliates. These non-cash charges, along with non-cash stock compensation expense, totaled $3,304,688 for the three months ended June 30, 2000, and $3,896,802 for the six months ended June 30, 2000, consisting primarily of warrant grants to our largest affiliate, Go2Net, Inc., as well as stock grants to national outdoor and radio companies for billboards and radio commercial time during the period, and option grants to individuals who have assisted us with relationships with affiliates and media companies. We did not have any non-cash charges for the six months ended June 30, 1999, except for $38,300 in non-cash stock option compensation expense, which was expensed in the month of June 1999. We believe that continued investment in sales and marketing, including attracting consumers and advertisers to utilize the FindWhat.com search engine and attracting affiliates to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

           GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. Our Chairman and our Chief Executive Officer did not receive salaries until July 1, 1999. General and administrative expenses increased to $867,126 for the three months ended June 30, 2000 from $283,849 for the three months ended June 30, 1999. General and administrative expenses increased to $2,027,567 for the six months ended June 30, 2000 from $306,464 for the six months ended June 30, 1999. The increase in general and administrative expenses was primarily due to increases in administrative and executive headcount and salaries along with related expenses associated with the hiring of personnel; increased rent, insurance and professional services; increased costs associated with being a public company, including the cost of investor public relations and the cost of directors' and officers' liability insurance expense; increases in general corporate expenses; increased non-cash stock compensation expense; increased depreciation; and increased services provided by our affiliates. We have issued shares of common stock or warrants to purchase shares of common stock to several of our general and administrative service providers in lieu of cash payments. We record non-cash charges over the terms of our contracts with these service providers or at the time they are engaged. These non-cash charges, along with non-cash stock compensation expense, totaled $15,000 for the three months ended June 30, 2000, and $123,281 for the six months ended June 30, 2000, consisting primarily of warrant and option grants to financial advisors and an investor public relations firm. We also recorded $217,580 in other non-cash stock option compensation expense for the six months ended June 30, 2000, which was expensed in the month of January 2000. We did not have any such non-cash charges for the six months ended June 30, 1999, except for $172,700 in non-cash stock option compensation expense, which was expensed in the month of June 1999. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business and compliance with the reporting obligations of a public company.

           PRODUCT DEVELOPMENT. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our BeFirst.com and FindWhat.com services, consulting fees to a technical consultant, depreciation for related equipment, and license fees for software used in product development. Product development was $152,088 for the three months ended June 30, 2000 compared to $36,385 for the three months ended June 30, 1999. Product development was $252,208 for the six months ended June 30, 2000 compared to $61,308 for the six months ended June 30, 1999. The increase was a result of increases in compensation expense, as well as expenses not incurred during the six months ended June 30, 1999, including technical consulting services and depreciation. In November 1999, we issued shares of common stock to a technical consultant. As a result, we recorded $46,875 in non-cash product development charges for the three months ended June 30, 2000 and $93,750 in non-cash product development charges for the six months ended June 30, 2000. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to continue increasing in the future.

           INTEREST INCOME, NET

           Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases and any taxes. Net interest income was $13,039 for the three months ended June 30, 2000 compared to $3,941 for the three months ended June 30, 1999. Net interest income was $31,691 for the six months ended June 30, 2000 compared to $3,941 for the six months ended June 30, 1999. The increase in our interest income was primarily due to an increase in our average cash and cash equivalent balances following the receipt of funds from our June 1999 and February 2000 private placements of common stock. Our interest expense during the first six months of 2000 consisted of interest on leases of computer equipment. We did not have interest expense during the first six months of 1999.

           NET LOSS

           As a result of the factors described above, we incurred a net loss of $5,048,274 for the three months ended June 30, 2000 compared to a net loss of $278,140 for the three months ended June 30, 1999. The net loss for the three months ended June 30, 2000 included $3,366,563 of non-cash stock option compensation expense and non-cash charges other than depreciation, compared to $211,000 in non-cash stock option compensation expense and non-cash charges other than depreciation for the three months ended June 30, 1999. We incurred a net loss of $7,102,125 for the six months ended June 30, 2000 compared to a net loss of $274,534 for the six months ended June 30, 1999. The net loss for the six months ended June 30, 2000 included $4,331,413 of non-cash stock option compensation expense and non-cash charges other than depreciation, compared to $211,000 in non-cash stock option compensation expense and non-cash charges other than depreciation for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

           We have historically satisfied our cash requirements primarily through private placements of equity securities and the reliance on affiliated businesses owned by our executive officers. Through June 2000, we have raised $4.5 million through private equity financings. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our Chief Executive Officer, Robert D. Brahms. We have been billed for these services at competitive rates.

           Net cash used in operating activities totaled approximately $1,935,000 for the six months ended June 30, 2000. The net cash used in the six months ended June 30, 2000 was primarily attributable to cash used in marketing and sales efforts as well as for general and administrative and product development expenses, along with increases in accounts receivable, other assets, and amounts owed to affiliates, partially offset by increases in accounts payable, deferred income, and non-cash charges, including non-cash stock option compensation.

           Net cash used in investing activities totaled approximately $606,000 for the six months ended June 30, 2000, and consisted of capital expenditures for equipment.

           Net cash provided by financing activities totaled approximately $1,980,461 for the six months ended June 30, 2000. In February 2000, the Company completed a private placement of our common stock with an accredited investor. The Company issued 500,000 shares of common stock for $4.00 per share and received gross proceeds of $2.0 million. We also issued the investor 125,000 warrants to purchase our common stock at an exercise price of $5.50 per share.

           Our principal sources of liquidity consisted of approximately $344,000 of cash and cash equivalents as of June 30, 2000. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We are currently in the process of attempting to secure additional financing. We will require such additional financing to meet our anticipated liquidity needs over the next 12 months. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities, respond to competitive pressures, meet payment obligations to third parties, or satisfy the business obligations of our company, any of which could have a material adverse effect on our business, financial condition and results of operations. The sale of additional equity or other securities convertible into equity will result in additional dilution to existing stockholders. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. There can be no assurance that any anticipated or future financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

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

           In April 2000, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 67,000 shares of our common stock to certain employees and a non-employee director at a weighted average exercise price of $6.73 per share.

           In April 2000, we entered into an agreement to issue 7,000 shares of our common stock to Mamma.com in consideration of an outstanding account payable of $63,000. The certificates representing the shares of common stock were appropriately legended. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

           In May 2000, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 28,000 shares of our common stock to certain employees and non-employees at a weighted average exercise price of $3.10 per share.

           In June 2000, we issued options under our 1999 Stock Incentive Plan to purchase up to an aggregate of 1,500 shares of our common stock to certain employees at a weighted average exercise price of $2.98 per share.

           In June 2000, we entered into an agreement to issue 8,000 shares of our common stock to Van Wagner Communications LLC in consideration of $40,000 of advertising space. The certificates representing the shares of common stock were appropriately legended. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

           In June 2000, we entered into an agreement to issue 5,000 shares of our common stock to Millenium Capital Resources LLC in consideration of an outstanding account payable of $15,000. The certificates representing the shares of common stock were appropriately legended. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

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

10.3*                   Agreement dated August 18, 1999 between Michigan
                        Internet Communication Association and BeFirst.com Inc.

10.4*                   BeFirst 1999 Stock Incentive Plan

10.5*                   Form of Incentive Stock Option Agreement

10.6*                   Form of Non-Qualified Stock Option Agreement

10.7(R)****             Search Result Agreement, dated March 29, 2000, between
                        the Registrant and Mamma.com.

10.8(R)***              Search Services Agreement, dated March 15, 2000, between
                        the Registrant and Go2Net, Inc.

10.9*** Advertising Agreement, dated January 14, 2000, between the Registrant and Beasley Internet Ventures, LLC.

10.10***                Merchant Agreement, dated July 13, 1999, between the
                        Registrant and LinkShare Corporation.

10.11****               Executive Employment Agreement between FindWhat.com and
                        Phillip R. Thune.

10.12****               Executive Employment Agreement between FindWhat.com and
                        Peter Neumann.

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

****Incorporated by reference to the exhibit previously filed on May 15, 2000 to FindWhat.com's Form 10-QSB for the fiscal quarter ended March 31, 2000.

(R) Please note that certain confidential commercial information has been redacted from some of the exhibits incorporated into this Form 10-QSB in order to preserve the confidentiality of such information. All of the confidential information which has been redacted is on file with the Securities and Exchange Commission. Exhibits to this Form 10-QSB which have had confidential information redacted are indicated as follows on the exhibit list above: (R). Within the exhibits to this Form 10-QSB, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit:
 (**REDACTED**)

(b)        Reports on Form 8-K

           None

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FINDWHAT.COM

Date: August 14, 2000                 By: /s/ Phillip R. Thune
                                          --------------------
                                          Phillip R. Thune
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)