Form 10QSB
period 2000-09-30
FINDWHAT COM INC
filed 2000-11-14
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

         For the quarterly period ended September 30, 2000.

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



         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 15,039,453 shares of common, $.001 par value as of September 30, 2000.

                         PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                  FindWhat.com

                            CONDENSED BALANCE SHEETS


                                                                               SEPTEMBER 30,     DECEMBER 31,
                                ASSETS                                             2000              1999
                                                                               -------------     ------------
                                                                               (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                                  $  2,198,183    $    906,931
    Accounts receivable, net of allowance for doubtful accounts of $11,050 and $0 at September 30, 2000 and December 31,
       1999, respectively                                                           137,901          97,675
    Prepaid expenses and other current assets                                        17,019          17,250
                                                                               ------------    ------------
         Total current assets                                                     2,353,103       1,021,856
EQUIPMENT, FURNITURE AND FIXTURES - NET                                             777,422         242,429
OTHER ASSETS                                                                         42,240           2,595
                                                                               ------------    ------------
         Total assets                                                          $  3,172,765    $  1,266,880
                                                                               ============    ============


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                      $    911,069    $    134,773
    Current portion of capital lease obligation                                      35,608           7,025
    Deferred income                                                                 146,525          31,402
    Due to affiliate                                                                  1,716          59,781
                                                                               ------------    ------------
         Total current liabilities                                                1,094,918         232,981
Capital lease obligation, less current portion                                       21,022           6,363
                                                                               ------------    ------------
         Total liabilities                                                        1,115,940         239,344
STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized, 500,000 shares;
       None issued and outstanding
    Common stock, $.001 par value; authorized, 50,000,000 shares; Issued and outstanding, 15,039,453 shares at September 30, 2000 and 12,591,750
      shares at December 31, 1999                                                    15,040          12,592
    Additional paid-in capital                                                   23,054,219       3,273,267
    Deferred service costs                                                       (7,719,500)       (401,491)
    Accumulated deficit                                                         (13,292,934)     (1,856,832)
                                                                               ------------    ------------
         Total stockholders' equity                                               2,056,825       1,027,536
                                                                               ------------    ------------
         Total liabilities and stockholders' equity                            $  3,172,765    $  1,266,880
                                                                               ============    ============


The accompanying notes are an integral part of these statements.

                                  FindWhat.com

                       CONDENSED STATEMENTS OF OPERATIONS


                                                          For the nine months ended            For the three months ended
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                      --------------------------------      -----------------------------
                                                          2000               1999               2000              1999
                                                      ------------       -------------      ------------        ---------
                                                       (UNAUDITED)        (unaudited)        (UNAUDITED)        (unaudited)
Revenues                                            $   1,307,225        $  330,429        $   716,697         $ 112,925
Cost of revenues                                         724,751            304,419            313,287           247,975
                                                     -----------        -----------         ----------        ----------

       Gross profit (loss)                               582,474             26,010            403,410          (135,050)

Operating expenses
  Sales and marketing                                  8,945,084            161,162          3,953,677            89,399
  General and administrative                           2,754,638            721,001            727,070           414,537
  Product development                                    355,133            100,808            102,925            39,500
                                                     -----------         ----------         ----------         ---------

       Total operating expenses                       12,054,855            982,971          4,783,672           543,436
                                                     -----------           --------         ----------          --------

       Loss from operations                          (11,472,381)          (956,961)        (4,380,262)         (678,486)

Interest income, net                                      36,279             31,918              4,588            27,977
                                                    ------------        -----------       ------------         ---------

       NET LOSS                                     $(11,436,102)         $(925,043)       $(4,375,674)        $(650,509)
                                                     ===========           ========         ==========          ========

Loss per share - basic and diluted                        $(0.83)            $(0.09)            $(0.31)           $(0.05)
                                                           =====              =====              =====             =====

Unaudited pro forma information (i):
  Increase in officer salaries                                            $ 180,000                           $   90,000
                                                                           ========                            =========

  Pro forma net loss after increase in officer                          $(1,105,043)                           $(740,509)
  salaries                                                               ==========                             ========

  Pro forma loss per share after increase
     in officer salaries                                                     $(0.11)                              $(0.06)
                                                                              =====                                =====

Weighted-average number of common
  shares outstanding                                  13,731,626         10,192,308         14,138,387        12,500,000
                                                      ==========         ==========         ==========        ==========



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

                                  FindWhat.com

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                     COMMON STOCK,
                                                   $.001 PAR VALUE       ADDITIONAL    DEFERRED
                                               -----------------------    PAID-IN      SERVICE      ACCUMULATED
                                                  SHARES        AMOUNT    CAPITAL      COST           DEFICIT          TOTAL
                                                ----------      ------   ----------    ---------    -----------      ----------
Balance at December 31, 1999                   12,591,750      $12,592    $3,273,267   $ (401,491)   $(1,856,832)    $ 1,027,536



Issuance of common stock in connection
   with private placement                         500,000          500     1,993,832                                   1,994,332
Issuance of common stock in connection
   with private placement                       1,302,500        1,303     2,603,697                                   2,605,000
Issuance of common stock for advertising
   services                                       600,000          600     4,424,400   (2,564,516)                     1,860,484
Issuance of warrants for metasearch
   services                                                               10,200,000   (5,100,000)                     5,100,000
Issuance of common stock for consulting
   and other advertising services                  45,203           45       194,643      (31,250)                       163,438
Fair value of stock options granted to
  consultants and nonemployees                                               288,580                                     288,580
Fair value of options issued for services                                     75,800      (23,734)                        52,066
Deferred service cost                                                                     401,491                        401,491
Net loss                                                                                              (11,436,102)   (11,436,102)
                                               ----------      -------   -----------   ----------   -------------     -----------


Balance at September 30, 2000 (unaudited)      15,039,453      $15,040   $23,054,219   $(7,719,500)  $(13,292,934)   $ 2,056,825
                                               ==========       ======    ==========    ==========    ===========     ==========


The accompanying notes are an integral part of this statement.

                                  FindWhat.com

                       CONDENSED STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 2000
                                   (unaudited)



Cash flows from operating activities
    Net loss                                                  $(11,436,102)
    Adjustments to reconcile net loss to net cash (used
      in) provided by operating activities
        Allowance for doubtful accounts                             11,050
        Depreciation                                               207,920
        Common stock and warrants issued for services, net       7,525,414
        Stock options granted to nonemployees                      288,580
        Options issued for services, net                            52,066
        Changes in operating assets and liabilities
           Accounts receivable                                     (51,276)
           Other current assets                                        231
           Other assets                                            (39,645)
           Accounts payable and accrued expenses                   776,296
           Deferred income                                         115,123
           Due to affiliate                                        (58,065)
                                                               -----------
         Net cash used in operating activities                  (2,608,408)
                                                               -----------
Cash flows from investing activities
    Purchase of equipment                                         (672,583)
                                                               -----------
Cash flows from financing activities
    Gross proceeds from private placement                        4,605,000
    Payment of financing costs                                      (5,669)
    Payments made on capital leases                                (27,088)
                                                               -----------

         Net cash provided by financing activities               4,572,243
                                                               -----------

         (DECREASE) INCREASE IN CASH AND
             EQUIVALENTS                                         1,291,252

Cash and cash equivalents at beginning of period                   906,931
                                                               -----------

Cash and cash equivalents at end of period                    $  2,198,183
                                                               ===========

Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment       $     70,330



The accompanying notes are an integral part of these statements.

                                  FindWhat.com

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




NOTE A - NATURE OF BUSINESS

     FindWhat.com ("FindWhat" or the "Company") was organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, beginning June 17, 1999, conducted its operations through its wholly-owned subsidiary, BeFirst Internet Corporation. On June 17, 1999, the Company changed its name from Collectibles America, Inc. to BeFirst.com. In September 1999, the Company changed its name from BeFirst.com to FindWhat.com.

     FindWhat.com is a developer and marketer of performance-based advertising services for the Internet. FindWhat offers two services: FindWhat.com, a pay-for-position search engine which launched in September 1999, and BeFirst.com, a search engine optimization service. The Company operates in one reportable business segment.


NOTE B - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly FindWhat.com's financial position as of September 30, 2000 and the results of its operations and its cash flows for the nine and three months ended September 30, 2000 and 1999. Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying financial statements need to be read in conjunction with the audited financial statements and notes for the year ended December 31, 1999, which were included in the Company's Form 10-K, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2000.

     Results of the interim period are not necessarily indicative of results that may be expected for the entire year. Any adjustments that have been made to the financial statements are of a normal, recurring nature.

                                  FindWhat.com

NOTE C - EQUIPMENT, FURNITURE AND FIXTURES

   Equipment, furniture and fixtures consist of the following:

                                SEPTEMBER 30,   December 31,
                                   2000            1999
                                -------------   ------------

Computer equipment              $   821,689     $   193,921
Furniture and fixtures              135,897          67,835
Leased equipment                     61,500          14,418
                                 ----------      ----------

                                  1,019,086         276,174
Less accumulated depreciation      (241,664)        (33,745)
                                 ----------      ----------

                                $   777,422     $   242,429
                                 ==========      ==========



NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                SEPTEMBER 30,   December 31,
                                   2000            1999
                                -------------   ------------

Accounts payable and other      $   224,020     $    64,818
Professional fee                    343,497          24,955
Database license                     16,667          45,000
Internet costs                      326,885
                                 ----------      ----------

                                $   911,069     $   134,773
                                 ==========      ==========

                                  FindWhat.com

NOTE E - DEFERRED INCOME

     Deferred income represents advance deposits made by the Company's clients against future click-throughs for search listing advertisements on the FindWhat.com search engine. Revenue will be recognized as click-throughs are made to a client's website. Total deferred revenue recorded for the nine-month period ended September 30, 2000 and for the year ended December 31, 1999 was approximately $968,000 and $35,000, respectively, of which approximately $853,000 was recognized for the nine-month period ended September 30, 2000.


NOTE F - DEFERRED SERVICE COSTS

     Deferred service costs, which are shown as a reduction to stockholders' equity, consist of the value of common stock and stock options issued for services that will be provided to the Company in future periods.


NOTE G - PRIVATE PLACEMENTS

     In February 2000, the Company completed a private placement to offer 500,000 shares of common stock for $2 million and a warrant to purchase an additional 125,000 shares of common stock at a price of $5.50 per share. These warrants expire on February 11, 2005 and have a fair value of $628,750.

     In September 2000, the Company completed a series of private placements to offer 1,302,500 shares of common stock for approximately $2.6 million and warrants to purchase an additional 1,302,500 shares of common stock at a weighted average exercise price of $2.78 per share. These warrants expire in August and September 2005, and have a fair value of $3,830,425.


NOTE H - COMMON STOCK AND STOCK OPTIONS ISSUED FOR SERVICES

     In January 2000, the Company entered into an advertising agreement with Beasley Internet Ventures LLC ("Beasley") whereby the Company issued 600,000 shares of common stock to Beasley. Under the terms of the contract, Beasley will provide $3,000,000 of advertising to the Company over a two-year period. The Company recorded the noncash advertising charge of $4,425,000 over the term of the contract.

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

     In August 2000, the Company issued 13,848 shares of common stock for services at a closing market price of $2.125 per share. In September 2000, the Company issued 5,046 shares and 2,696 shares of common stock for services at a closing market price of $3.375 per share and $3.00 per share, respectively, and issued warrants to purchase 25,000 shares of the Company's common stock at a price of $2.50 per share. These warrants have a fair value of $50,500 and will be expensed over a three-month period.


NOTE I - STOCK INCENTIVE PLAN

     In January 2000, the Board of Directors of the Company amended its 1999 Stock Incentive Plan to increase the total number of shares reserved and available for distribution to the Company's key employees, officers, directors, consultants and other agents to 1,975,000 shares, which was approved by the shareholders in July 2000.


NOTE K - SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000.

                                  FindWhat.com

NOTE K (CONTINUED)

     In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-02, "Accounting for Web Site Development Costs." The consensus states that web site software costs should be accounted for under SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless the entity has a plan at the time the software is being developed to market the software externally or is developing such a plan. Issue No. 00-02 is effective for web site development costs incurred in fiscal quarters beginning after June 30, 2000, including costs incurred after that date on projects already in process.


NOTE L - LIQUIDITY

     The Company has incurred substantial losses from operations and had used, rather than provided, cash in its operations during the nine months ended September 30, 2000.

     The Company's principal sources of liquidity consisted of approximately $2.2 million of cash and cash equivalents as of September 30, 2000. Although the Company has no material long-term commitments for capital expenditures, it anticipates an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. The Company will require additional financing to meet anticipated liquidity needs over the next 12 months. There can be no assurance that any anticipated or future financing arrangements will be available in amounts or on terms acceptable, if at all.

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

OVERVIEW

         We are a developer and marketer of performance-based advertising services for the Internet. Currently, we offer two proprietary services:
FindWhat.com, a pay-for-performance search engine and BeFirst.com, a search engine optimization service. Our focus is:

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

         While we only launched our FindWhat.com search engine in September 1999, we have made significant progress in growing the number of advertisers bidding to be listed on our search engine. As of September 30, 2000, advertisers had opened over 8,000 accounts, and had placed over 5.0 million bids on search keywords or key phrases, up from approximately 2,350 advertiser accounts and 1.4 million bids at the end of March 2000, and approximately 5,000 advertiser accounts and 3.2 million bids at the end of June 2000. FindWhat.com ended 1999 with approximately 1,200 advertiser accounts and 750,000 bids. It is important to note that some advertiser accounts are managed by advertising agencies, or other agents for multiple advertisers, which prefer to manage more than one advertiser in a single account, rather than open a separate account for each advertiser. As a result, we believe 8,000 advertiser accounts as of September 30, 2000 actually represent a larger number than 8,000 advertisers.

         We have also substantially increased the number of consumers accessing our search results and clicking on our paid listings. The number of searches accessing our database doubled to approximately 4.5 million per day in the third quarter of 2000, up form more than 2.2 million per day in the second quarter of 2000 and 525,000 in the first quarter of 2000. For the quarter ending September 30, 2000, the FindWhat.com search engine had approximately 5.6 million paid click-throughs with an average price per paid click-through of $0.11, up from approximately 3.8 million paid click-throughs with an average price per paid click-through of $0.07 in the second quarter of 2000, and approximately 1.2 million paid click-throughs with an average price per paid click-through of

$0.06 in the first quarter of 2000. In all of 1999, the FindWhat.com search engine had approximately 35,000 paid click-throughs.

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

         We believe that our FindWhat.com search engine will be more attractive to advertisers as more consumers access our listings while searching the Internet, and our paid listings will be more relevant to consumers as more advertisers bid for placement in our search results. A significant component of our expenses consists of costs incurred to attract consumers to our search listings. To date, we have primarily attracted consumers through our affiliates, who list some or all of our search listings on their Web sites, as well as through marketing to attract consumers to our Web site, including radio and outdoor advertising as well as advertising on the Internet. We expect to continue to rely upon these sources for a significant proportion of consumer searches conducted on our service. Our future success is dependent upon reducing our consumer acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues we will be required to incur a significant expansion of our operations, including hiring additional management and staff. These actual and proposed increases in marketing and personnel will significantly increase our operating expenses.

         Our BeFirst.com search engine optimization service generates revenue from initial set-up fees charged to new clients and from click-through fees our clients pay for consumers who get to their Web sites as a result of our efforts. BeFirst.com set-up fee charges are recognized at the time a new client signs up for the service and pays such fee. BeFirst.com click-through fees are determined by multiplying the number of click-throughs to a client's Web sites as a result of our efforts by the amount we charge per click-through. BeFirst.com's clients include eBay and Avenue A.

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


RESULTS OF OPERATIONS

         Our fiscal year runs from January 1 through December 31. We began offering our BeFirst.com(SM) search engine optimization service in March 1998 and we commercially launched our FindWhat.com(SM) search engine in

September 1999. As a result of these factors, comparisons between the three and nine months ended September 30, 2000 and the three and nine months ended September 30, 1999 have limited meaning.

         REVENUE

         Revenue for the three months ended September 30, 2000 increased to $716,697 compared to $112,925 for the three months ended September 30, 1999. Revenue for the nine months ended September 30, 2000 increased to $1,307,225 compared to $330,429 for the nine months ended September 30, 1999. The increase was primarily the result of revenue from the FindWhat.com search engine, which was commercially launched in September 1999 and which did not generate revenue during the first nine months of 1999. Revenue from the FindWhat.com search engine represented approximately 85% of total revenue for the three months ended September 30, 2000, and approximately 72% of total revenue for the nine months ended September 30, 2000. We expect that revenue from the FindWhat.com search engine will represent an increasing percentage of total revenue in future periods.

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

         Cost of revenues increased to $313,287 for the three months ended September 30, 2000 from $247,975 for the three months ended September 30, 1999. Cost of revenues was $724,751 for the nine months ended September 30, 2000, compared to $304,419 for the nine months ended September 30, 1999. The increase was primarily due to the launch of the FindWhat.com search engine in September 1999. We anticipate cost of revenues will continue to increase as our traffic and number of advertisers increase.

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

         Our sales and marketing expense was $3,953,677 for the three months ended September 30, 2000 compared to $89,399 for the three months ended September 30, 1999. Sales and marketing expense was $8,945,084 for the nine months ended September 30, 2000 compared to $161,162 for the nine months ended September 30, 1999. Until June 30, 1999, an affiliate employed our sales force and we reimbursed the affiliate by paying a commission. As of July 1, 1999, the members of our sales force became our direct employees. The increase in sales and marketing expense was related primarily to an increase in sales force compensation due to hiring our sales force directly and expanding the number of marketing, customer service, and sales employees, along with expenses not incurred during the nine months ended September 30, 1999, including spending to advertise and promote the

FindWhat.com search engine, costs to attract advertisers to our services, fees to our public relations firm, and revenue-sharing and other fees paid to affiliates. Revenue-sharing and other fees paid to affiliates represents the largest component of our operating expenses. We have issued shares of common stock or warrants to purchase shares of common stock to several of our advertising vendors and affiliates in lieu of cash payments. We record non-cash charges over the terms of our contracts with these vendors and affiliates. These non-cash charges, along with non-cash stock compensation expense, totaled $3,421,748 for the three months ended September 30, 2000, and $7,318,550 for the nine months ended September 30, 2000, consisting primarily of warrant grants to our largest affiliate, Go2Net, Inc., as well as stock grants to national outdoor and radio companies for billboards and radio commercial time during the period, and option grants to individuals who have assisted us with relationships with affiliates and media companies. We did not have any non-cash charges for the nine months ended September 30, 1999, except for $38,300 in non-cash stock option compensation expense, which was expensed in the month of June 1999. We believe that continued investment in sales and marketing, including attracting consumers and advertisers to utilize the FindWhat.com search engine and attracting affiliates to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. Our Chairman and our Chief Executive Officer did not receive salaries until July 1, 1999. General and administrative expenses increased to $727,070 for the three months ended September 30, 2000 from $414,537 for the three months ended September 30, 1999. General and administrative expenses increased to $2,754,638 for the nine months ended September 30, 2000 from $721,001 for the nine months ended September 30, 1999. The increase in general and administrative expenses was primarily due to increases in administrative and executive headcount and salaries along with related expenses associated with the hiring of personnel; increased rent, insurance and professional services; increased costs associated with being a public company, including the cost of investor public relations and the cost of directors' and officers' liability insurance expense; increases in general corporate expenses; increased non-cash stock compensation expense; increased depreciation; and increased services provided by our affiliates. We have issued shares of common stock or warrants to purchase shares of common stock to several of our general and administrative service providers in lieu of cash payments. We record non-cash charges over the terms of our contracts with these service providers or at the time they are engaged. These non-cash charges, along with non-cash stock compensation expense, totaled $66,124 for the three months ended September 30, 2000, and $189,405 for the nine months ended September 30, 2000, consisting primarily of warrant and option grants to financial advisors and an investor public relations firm. We also recorded $217,580 in other non-cash stock option compensation expense for the nine months ended September 30, 2000, which was expensed in the month of January 2000. We did not have any such non-cash charges for the nine months ended September 30, 1999, except for $172,700 in non-cash stock option compensation expense, which was expensed in the month of June 1999. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business and compliance with the reporting obligations of a public company.

         Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our FindWhat.com and BeFirst.com services, consulting fees to a technical consultant, depreciation for related equipment, and license fees for software used in product development. Product development was $102,925 for the three months ended September 30, 2000 compared to $39,500 for the three months ended September 30, 1999. Product development was $355,133 for the nine months ended September 30, 2000 compared to $100,808 for the nine months ended September 30, 1999. The increase was a result of increases in compensation expense, as well as expenses not incurred during the nine months ended September 30, 1999, including technical consulting services and depreciation. In November 1999, we issued shares of common stock to a technical consultant. As a result, we recorded $46,875 in non-cash product development charges for the three months ended September 30, 2000 and $140,625 in non-cash product development charges for the nine months ended September 30, 2000. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to continue increasing in the future.

         INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases and any taxes. Net interest income was $4,588 for the three months ended September 30, 2000 compared to $27,977 for the three months ended September 30, 1999. The decrease in our interest income was due to lower average cash and cash equivalent balances, and interest payments on capital leases. Net interest income was $36,279 for the nine months ended September 30, 2000 compared to $31,918 for the nine months ended September 30, 1999. The increase was primarily due to an increase in our average cash and cash equivalent balances offset by interest payments on capital leases. Our interest expense during the first nine months of 2000 consisted of interest on leases of computer, telephone and copier equipment. We did not have interest expense during the first nine months of 1999.

         NET LOSS

         As a result of the factors described above, we incurred a net loss of $4,375,674 for the three months ended September 30, 2000 compared to a net loss of $650,509 for the three months ended September 30, 1999. The net loss for the three months ended September 30, 2000 included $3,534,747 of non-cash stock option compensation expense and non-cash charges described above (there were no similar non-cash charges for the three months ended September 30, 1999). Without these non-cash charges, our net loss for the three months ended September 30, 2000 would have been $840,927. We incurred a net loss of $11,436,102 for the nine months ended September 30, 2000 compared to a net loss of $925,043 for the nine months ended September 30, 1999. The net loss for the nine months ended September 30, 2000 included $7,866,160 of non-cash stock option compensation expense and non-cash charges described above, compared to $211,000 in similar non-cash charges for the nine months ended September 30, 1999. Without these non-cash charges, our net loss would have been $3,569,942 for the nine months ended September 30, 2000 and $714,043 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through private placements of equity securities and the reliance on affiliated businesses owned by our executive officers. Through September 2000, we have raised $7.1 million through private equity financings. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our Chief Executive Officer, Robert D. Brahms. We have been billed for these services at competitive rates.

         Net cash used in operating activities totaled approximately $2,608,408 for the nine months ended September 30, 2000. The net cash used in the nine months ended September 30, 2000 was primarily attributable to cash used in marketing and sales efforts as well as for general and administrative and product development expenses, partially offset by decreases in accounts receivable, other assets, and amounts owed to affiliates, and increases in accounts payable, deferred income, and non-cash charges, including non-cash stock option compensation.

         Net cash used in investing activities totaled approximately $672,583 for the nine months ended September 30, 2000, and consisted of capital expenditures for equipment.

         Net cash provided by financing activities totaled approximately $4,572,243 for the nine months ended September 30, 2000. In February 2000, the Company completed a private placement of our common stock with an accredited investor. The Company issued 500,000 shares of common stock for $4.00 per share and received gross proceeds of $2.0 million. We also issued the investor 125,000 warrants to purchase our common stock at an exercise price of $5.50 per share. In September, the Company completed private placements of our common stock with accredited investors. The Company issued 1,302,500 shares of common stock for $2.00 per share and received gross proceeds of $2.6 million. We also issued to the investors 1,302,500 warrants to purchase our common stock at a weighted average exercise price of $2.78 per share

         Our principal sources of liquidity consisted of approximately $2.2 million of cash and cash equivalents as of September 30, 2000. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We will require additional financing to meet our anticipated liquidity needs over the next 12 months. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities, respond to competitive pressures, meet payment obligations to third parties, or satisfy the business obligations of our company, any of which could have a material adverse effect on our business, financial condition and results of operations. The sale of additional equity or other securities convertible into equity will result in additional dilution to existing stockholders. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. There can be no assurance that any anticipated or future financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

          - general economic and business conditions, both nationally and in our markets,

          -    our history of losses,

          - our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

          -    our ability to implement our growth strategy,

          -    anticipated trends in our business,

          -    advances in technologies, and

          - other risk factors set forth in our filings with the Securities and Exchange Commission, which are incorporated herein by reference.

         In addition, in this Management's Discussion and Analysis or Plan of Operation, the words "believe", "may", "will", "estimate", "continue", "anticipate", "intend", "expect", "plan" and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements.

         We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

         In January 2000, we issued Cyber Networks, Inc., a strategic partner, a warrant to purchase 5,000 shares of our common stock at a purchase price of $5.50 per share. The warrant was appropriately legended. In the opinion of FindWhat.com, the issuance of the warrant was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

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

         In August 2000, we entered into agreements to issue an aggregate of 13,848 shares and a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $2.50 per share to consultants. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In September 2000, we entered into agreements to issue an aggregate of 7,742 shares of our common stock to consultants. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder. We also concluded private placements to twenty-three accredited investors of 1,302,500 shares of our common stock at $2.00 per share, accompanied by warrants to purchase an additional 1,302,500 shares at an average exercise price of $2.78 per share. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to
Section 4(2) of the Securities Act and the rule 506 promulgated thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) FindWhat.com held its Annual Meeting of Stockholders on July 11, 2000, for the purposes of electing seven directors and amending the 1999 Stock Incentive Plan.

         (b) At the Annual Meeting of Stockholders, all directors nominated were elected and the 1999 Stock Incentive Plan was amended.

         (c) The table below shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders:


Proposal No. 1:     The election of the following persons as Directors of the
                    Company:


                                            NUMBER OF SHARES

                                     FOR                       ABSTAIN

Courtney P. Jones                 10,018,712                    4,600

Craig A. Pisaris-Henderson        10,018,712                    4,600

Robert D. Brahms                  10,018,712                    4,600

David M. Medinis                  10,018,712                    4,600

Lee S. Simonson                   10,018,712                    4,600

Kenneth E. Christensen            10,018,712                    4,600

Martin Berger                     10,018,712                    4,600

Proposal No. 2:    To ratify and approve an amendment to the Company's 1999
                   Stock Incentive Plan as described in the Proxy Statement.

                             Number of Shares Voted
-------------------------------------------------------------------------------
        FOR                 AGAINST             ABSTAINED           NOT VOTED
-------------------------------------------------------------------------------
      8,908,037             52,750                 600             1,061,925
-------------------------------------------------------------------------------



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

(b)  Reports on Form 8-K

     Report dated August 14, 2000 reporting second quarter earnings.

     Report dated September 25, 2000 reporting completion of $2.6 million private placement.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FINDWHAT.COM


Date: November 13, 2000                By: /s/ Phillip R. Thune
                                          -----------------------------------
                                       Phillip R. Thune, Chief Financial Officer
                                       (Duly Authorized Officer and Principal
                                       Financial and Accounting Officer)