Form 10KSB
period 2000-12-31
FINDWHAT COM INC
filed 2001-04-02
CIK 1094808

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended December 31, 2000

                        Commission File Number: 0-27331

                                  FINDWHAT.COM
                 (Name of small business issuer in its charter)

                 NEVADA                                    88-0348835
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

                        121 WEST 27TH STREET, SUITE 903
                               NEW YORK, NY 10001
                    (Address of principal executive offices,
                              including zip code)

                                 (212) 255-1500
                          (Issuer's telephone number,
                              including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common
                                                                     Stock,
                                                                     $.001 par
                                                                     value
                                                                     (Title of
                                                                     Class)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes   X   No
    -----     -----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2000, were $2,886,938.

         The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $7,010,503 on March 15, 2001.

         There were 15,105,177 shares of the Registrant's Common Stock outstanding on March 15, 2001.

         Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for 2001 Annual Meeting of Stockholders

                                     PART I

FORWARD-LOOKING STATEMENTS

         This document contains forward-looking statements which reflect the views of management with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates", "believes", "estimates", expects", "plans", "projects", "targets" and similar expressions which identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         We are a developer and marketer of performance-based advertising services for the Internet. Our clients pay us for each visitor we deliver to their Web sites. Currently, we offer two such proprietary services:
FindWhat.com, a bid-for-position search engine which distributes its listings to third-party Web sites, and BeFirst.com RankPro, a search engine optimization service. We also offer a search engine submission service, BeFirst.com SearchPro. Our focus is to:

- -    drive qualified traffic to Internet Web sites, and

- -    ensure that Internet users find what they are looking for when "surfing the
     Web."

Our services are designed to connect consumers and businesses that are most likely to purchase specific goods and services to the businesses that provide those goods and services.

         The FindWhat.com search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. They can enter their query through the search box located at www.FindWhat.com or through the search areas of any of our distribution partners. Our search engine then displays a selection of Web sites related to that query. Through our open, automated, proprietary bidding process, advertisers can determine the placement of their listing in response to any given query. This is accomplished by allowing our advertisers to submit bids for the amount they will pay for each visitor who clicks-through to their Web sites. The highest bidder receives the first listing with all other bidders listed in descending bid order. Unlike traditional online advertising alternatives, which charge based on impressions or page views, our advertisers only pay for performance, defined as a visitor who reaches their Web site. We distribute our search results to many third-party high traffic Web sites, including search engines like Excite (pending), Webcrawler (pending), CNET's Search.com, and InfoSpace's MetaCrawler and Dogpile, and share with them the revenue we generate from click-throughs on our results by their users. These third-party sites show our results to provide more varied listings to their users and to derive additional revenue from their traffic. Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. The following table charts the number of paid click-throughs per quarter and the average revenue per paid click-through for the FindWhat.com search engine since January 1, 2000 (revenue from the FindWhat.com search engine prior to 2000 was immaterial):

                                                    Q1 2000          Q2 2000           Q3 2000          Q4 2000
Paid Click-throughs                                1,200,000        3,800,000         5,600,000        13,200,000
Avg. Revenue per Paid Click-through                  $0.06            $0.07             $0.11            $0.11


         Our BeFirst.com RankPro service, known as "search engine optimization," assists Web sites to achieve higher placements on search results on over 300 third-party search engines. We are able to achieve this for our clients through our understanding of search engine algorithms and constant monitoring of search engine behavior. Our BeFirst.com RankPro service enhances the probability that our clients' Web sites will appear in search results served in response to a user's inquiry on a particular keyword, as well as being placed higher in the ranking in the search results. This service derives revenue from two sources: set-up fees charged to new clients and a per-click-through charge for each consumer the service generates for a client's Web site. Our BeFirst.com RankPro clients include eBay and Avenue A. The second service offered by BeFirst.com is the SearchPro search engine submission service. SearchPro submits information about our clients' Web sites on a regular basis to over 1,000 third-party search engines, which is integral to achieving and maintaining listings in the search results of these search engines. Our BeFirst.com SearchPro service derives revenue from one-time set-up fees and residual monthly submission fees.

         We were organized under the laws of the State of Nevada under the name Collectibles America, Inc. in October 1995. We discontinued our business operations and transferred our assets to satisfy liabilities in 1997. In June 1999, we acquired 1,000 shares of common stock of BeFirst Internet Corporation, which was organized under the laws of the State of Delaware in March 1998, representing all of its outstanding capital stock. These shares were acquired from the holders in exchange for our issuance of 8,750,000 shares of our common stock. As a result of the exchange of stock, the stockholders of BeFirst Internet Corporation acquired control of us and BeFirst Internet Corporation became our wholly owned subsidiary. We changed our corporate name to BeFirst.com at the time of the acquisition. In September 1999, we changed our corporate name to FindWhat.com. At the time of our acquisition of BeFirst Internet Corporation, it had been in the business of developing and offering search engine optimization services to Internet advertisers.

INDUSTRY OVERVIEW

         Use of the Internet is experiencing rapid growth, and advertisers, especially those that rely on their Web sites for revenue or to disseminate information about their products and services, are constantly seeking to reach online users. We believe more and more online advertisers are turning to performance-based advertising to fulfill their Internet marketing objectives. Forrester Research estimated that performance-based online advertising spending in the United States totaled $421 million, or 15% of total United States online advertising spending, in 1999, and would grow rapidly to account for over 50% of total United States online advertising spending by 2003. Internet advertisers rely on Web sites providing Web directories or "search engines" as one of the means of supplying an audience for their Web sites and advertising message. These search engines enable consumers and businesses to search the Internet for a listing of Web sites matching a descriptive word or phrase and offer advertisers exposure to the Internet audience. In order to attract and keep users, many of these search engines have evolved into "portals" that deliver a vast array of content and services. However, historically many of these search engines have not derived revenue from click-throughs on their core content: search results. We believe Internet users, online advertisers, and these search engines face the following challenges:

         Internet user's unmet search requirements. Portals attempt to increase the number of page views per visit and the duration of visits to their sites in order to maximize graphical advertising opportunities. Increasing the length of time a visitor spends on the portal's Web site creates a conflict of interest between the consumer's desire to find what they are looking for in a quick and efficient manner, and the objectives of the portal. Additionally, the process for assigning results to user queries by traditional search engines may generate irrelevant results. Search engines that use technology based on invisible or descriptive tags are prone to post irrelevant and unassociated results because Web site operators are free to tag their sites with irrelevant search terms to attract additional customer attention at low cost. We believe that search engine users want the most relevant search results, and often do not differentiate between search results that are placed by advertisers and those that are determined by human editors or automated programs.

         Ineffectiveness of traditional Internet advertising. Traditional Internet advertising primarily is in the form of banner or sponsorship advertising, which is typically priced with advertisers paying for viewers. Advertising with portals is typically expensive and available only to relatively large advertisers, which limits the number of Internet advertising opportunities. We believe the pay-per-view model does not efficiently exploit the advertising potential and accountability of the Internet because advertisers are paying for viewers who may not be interested in their products or services. We believe that over time, advertisers will increasingly shift their online advertising expenditures toward the pay-for-performance model, and that traditional search engines will seek to capture a share of such expenditures by showing search results paid for by advertisers.

         Lack of convergence between effective e-commerce and search engines. We believe that there is increasing frustration and discontent among consumers and businesses concerning the lack of comprehensive information regarding offers of commercial products and services by existing Internet search engines. Additionally, we believe that advertisers are looking for alternatives to traditional Internet advertising, and that traditional search engines and other Web sites with high traffic need new sources of revenue. This presents a market opportunity for the FindWhat.com search engine, which is designed as an e-commerce aggregator to improve the consumer and business search experience, more efficiently link advertisers with their target customers, and provide an additional revenue stream to traditional search engines and high traffic Web sites.

THE FINDWHAT.COM SOLUTION


THE FINDWHAT.COM SEARCH ENGINE

         Our FindWhat.com search engine is designed as an e-commerce aggregator to improve the search experience for consumers and businesses, link advertisers with those seeking out their products and services, and provide an additional revenue stream to traditional search engines and other high traffic Web sites. We distinguish the FindWhat.com search engine from the "portal" search engine model - used by such sites as MSN, Lycos, and Yahoo - by presenting an extremely clean, uncluttered interface. Unlike portals, which seek to keep consumers within their Web site and have multiple graphical advertisements, our search result pages load quickly and consist of a list of 25 results per page. The top results for any keyword search are those companies that are most likely to have what the consumer wants to find. Consequently, we believe our FindWhat.com search engine offers consumers fast, simple and direct search results. By eliminating extraneous content and advertising, we eliminate a portal's inherent conflict between assisting consumers to locate relevant information and attempting to keep them within the portal's Web site. Like the Yellow Pages, the FindWhat.com search engine is a commercial search tool for people or businesses that are actively looking for information or for goods or services to purchase. We also distribute the listings our advertisers have placed with us to many high traffic Web sites, such as search engines like Excite (pending), Webcrawler (pending), CNET's Search.com, and InfoSpace's MetaCrawler and Dogpile.

         Search results from the FindWhat.com search engine are rank-ordered through a competitive bidding process in which each advertiser's bid represents the amount it will pay us for each consumer click-through. The advertiser with the highest bid is listed first in the search results, with the remaining advertisers appearing in descending order. Because advertisers must pay for each click-through to their Web site, we believe that they select and bid only on those search words or phrases which are most relevant to their business offerings. We also employ relevancy algorithms that consist of an automated editing program and review by our editing staff to insure that advertisers do not bid on irrelevant keywords.

         BENEFITS FOR CONSUMERS

         A better search result. We believe that the pay-for-performance model delivers a better and more relevant search result to Internet users, because companies actively promoting and selling the desired goods and services are positioned first in the results listings.

         A robust database. As of December 31, 2000, the FindWhat.com search engine listed paid results from the more than 11,500 Web site publishers and their advertising agencies that have opened accounts with FindWhat.com, and which have placed over 9 million bids for search listings. Additionally, at www.FindWhat.com our search results consist of both Web sites that bid for position, and supplemental results from Direct Hit's robust database. Direct Hit is a division of Ask Jeeves which has won multiple awards for the quality of its search results.

         Ease of use. The FindWhat.com search engine focuses on delivering an easy-to-use, uncluttered interface that delivers a faster response with less confusion. The FindWhat.com site is particularly easy to navigate for the novice Web user.

         Accessibility. Through our distribution partnerships, the FindWhat.com database has wide accessibility for online users. This gives millions of users the opportunity to access the millions of bid-for-position search result listings within FindWhat.com's database without having to go through the FindWhat.com Web site.

         BENEFITS TO ADVERTISERS

         Delivery of the target market. The FindWhat.com pay-for-performance search engine enables marketers to target their message directly at the consumers who are shopping for products or services in their category. They accomplish this precise targeting of qualified prospects by paying to reach consumers who have typed in or clicked on keywords or phrases that relate to their product and service offerings.

         Widespread Distribution. By bidding highly for keywords or phrases on our search engine, the advertiser's listings will appear on the search engines of our distribution partners, including Excite (pending), Webcrawler (pending), CNET's Search.com, and InfoSpace's MetaCrawler and Dogpile. As we increase the distribution of our advertisers' listings, they have the opportunity to get their messages to a greater percentage of Internet users, and to receive additional qualified visitors to their Web sites.

         Control. The advertiser maintains control over their listings in the FindWhat.com search results. Our clients can access their account and change or edit their company or product description at any time. We believe this capability is particularly useful to advertisers when they are running promotions or are featuring certain seasonal or holiday items or services.

         Ease of use. The FindWhat.com search engine advertiser interface is easy to access and use. Advertisers can establish an account directly online with no human intervention, or they can access a customer service representative via e-mail or a toll-free number.

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

         Efficiency and accountability. The FindWhat.com search engine brings efficiency and accountability to the purchase of Internet advertising and addresses what we believe is the most common objection marketers have when considering any advertising expenditure - knowing what they are getting for their money. Advertisers can pick all of the keywords that are relevant to their business, bidding the most for those that are most relevant and bidding less for those that are more distantly related to their core products.

         Pay for performance only. With the FindWhat.com search engine, advertisers are confident that they are not wasting their advertising dollars because they pay only for the prospects who come to their site. We believe the pay-per-click model delivers exactly the type of accountability advertisers are seeking.

         Evaluation. With our open automated bidding system, advertisers can evaluate the value of paying for a premium position. The search results page shows advertisers what their competitors are bidding for their positions and allows them to make competing bids. The bidding for key words is automated in real time, so that results are instantaneous.

         BENEFITS TO TRADITIONAL SEARCH ENGINES AND OTHER HIGH TRAFFIC WEB SITES

         More varied search results. Historically, many search engines used automated programs (often called "spiders") or human editors to determine their search results. By including listings from FindWhat.com, these search engines add highly relevant results for consumer- and business-oriented queries that they might not have shown otherwise.

         Opportunity to earn additional revenue. Most search result listings derived from automated programs or human editors do not generate revenue when a user clicks on them. By including FindWhat.com's listings, these search engines can earn revenue from search result listings. Because most Internet users do a search when they are ready to leave a Web site, sites with high traffic that offer FindWhat.com's search result listings can earn incremental revenue from those users as they leave.

BEFIRST.COM RANKPRO

         Another performance-based service we offer to meet the needs of Internet e-commerce businesses is our BeFirst.com RankPro service, known as "search engine optimization," which assists Web sites to achieve placement in search results on over 300 third-party search engines. The purpose of our BeFirst.com service is to increase the volume of traffic relevant to each client's business by enhancing the probability that our clients' Web sites will appear in search results served in response to a consumer's inquiry on a particular keyword, as well as being placed higher in the ranking in such search results.

         In providing search engine optimization services, our technical staff analyzes the client's Web site, including its main goals and objectives. We then focus on enhancing the probability that the Web site will appear in a list of results in response to a consumer's inquiry on a number of popular search engines.

         The goal is a higher ranking on the search results list. The methods we use for a particular client might include providing suggestions as to how source codes in a client's Web site should be restructured or modified to increase relevancy rankings. Additionally, we may create a new Web site consisting of the client's desired promotional information which we submit to search engines. When a user clicks on a listing based on the Web site created by us, the user is automatically forwarded to the client's main Web site.

         We believe that our BeFirst.com RankPro search engine optimization service is unique because each client's objectives are assessed on an individual basis, generating customized programs in an industry where standard "one size fits all" models typically prevail. Moreover, our BeFirst.com RankPro service seeks to optimize a client's site on up to 300 search engines, directories and online yellow pages, while other search optimization services generally limit their optimization techniques to a smaller number of search engines. Our BeFirst.com RankPro clients include eBay and Avenue A. A significant portion of our BeFirst.com RankPro service revenue has been derived from one customer, Ebay. As a result, our net sales are concentrated and this customer accounted for approximately 30% and 40% of our BeFirst.com RankPro service revenue in 1999 and 2000, respectively. We expect that we will continue to be dependent upon this customer for a significant portion of our BeFirst.com RankPro service revenue in the future.

BEFIRST.COM SEARCHPRO

         Our newest service, BeFirst.com SearchPro submits information about our clients' Web sites on a regular basis to over 1,000 third-party search engines, which is integral to achieving and maintaining our clients' listings in the search results of these search engines. As an online business, it is critical to become properly listed, and to remain listed, in as many locations online as possible. Our service accomplishes this using our proprietary strategies developed in connection with our BeFirst.com RankPro service. Our methods include both automated and manual submission. We also offer a tracking system report to show our clients how often we've submitted their Web site and where they rank in the various search engines for their desired keywords or phrases. As with our FindWhat.com service, clients can sign-up and access account information entirely online through our account management system. The BeFirst.com SearchPro service is designed for Web sites that are too small for our BeFirst.com RankPro service, and charges a one-time set-up fee and a residual monthly submission fee.

STRATEGY

         INCREASE NUMBER OF ADVERTISERS

         Many of our advertisers learn of our services by seeing our name online at other search engines or sites that provide marketing resources to Internet businesses. Additionally, we recruit advertisers to utilize our services through direct sales efforts. Our sales staff targets e-commerce businesses and advertisers who they locate through online and offline research. Our sales staff usually contacts potential advertisers directly, utilizing telemarketing and e-mail. We also attend trade shows in which we believe potential advertisers will be exposed to our services. We believe the ease of our account sign-up process, along with our intuitive account management system, help to attract advertisers to our services.

         INCREASE TRAFFIC

         Distribution partnerships. Our online distribution partnerships enable us to link our advertisers to consumers who may not otherwise use the FindWhat.com search engine. We have agreements with Excite, Webcrawler, CNET's Search.com, and InfoSpace's MetaCrawler and Dogpile and other search engines and high traffic Web sites to include our search listings on their Web sites. We plan to continue to develop distribution partnerships with additional high traffic sites, as well as trying to improve our relationships with our existing distribution partners. Distribution partners generate revenue primarily through revenue sharing on paid click-throughs, thereby increasing the likelihood that our results will be prominently displayed on our distribution partners' Web sites.

         Traditional media strategies. We utilize traditional media strategies to generate unique users for the

FindWhat.com search engine. To build brand awareness with consumers and drive traffic to the FindWhat.com Web site, we have used offline media including: public relations, radio and outdoor advertising in key markets. See "Sales and Marketing."

         INCREASE REVENUE AND CASH FLOW

         Our objective is to expand advertiser participation and increase business and consumer click-throughs on our FindWhat.com search engine listings. We believe that if we build a solid foundation of active bidders competing for click-throughs, we will stimulate growth which should increase the efficiency of our FindWhat.com service. A large and active base of advertisers will enable us to generate more relevant search results for users of our own site and our distribution partners' sites, which in turn should increase the number of consumers and businesses clicking through on bidded results. In turn, as we increase our distribution partner network and increase potential exposure to Internet users, more and more advertisers should be willing to bid for listings on our search engine. We also seek to increase awareness and revenues from our BeFirst.com RankPro and SearchPro services. Our services are highly scaleable and once we cover our fixed costs, a large portion of our incremental revenue after revenue-sharing payments to our distribution partners will generate positive cash flow.

SALES & MARKETING

         Our sales and marketing efforts are coordinated out of our New York City and Ft. Myers, FL offices. We currently employ ten full-time sales representatives and three full-time business development personnel. All of our representatives are compensated with salaries and performance-based bonuses. Our representatives report to supervisors and have direct communication with our Chief Operating Officer, who oversees our sales and marketing efforts.

         CONSUMER AND BUSINESS USERS

         Most of our paid click-throughs come from searches done on our distribution partners' Web sites, but we also target consumers and businesses who are actively shopping for goods and services or looking for information online. To build brand awareness with Internet users and drive traffic to the FindWhat.com Web site, we use offline media including: public relations, radio and outdoor advertising in key markets.

         - Radio: We have used radio to reach potential users, primarily through our relationship with the Beasley Broadcast Group, a large- and mid-size market radio broadcaster. We sold 600,000 shares of common stock to Beasley for $3.0 million in January 2000, reflected by a promissory note. The outstanding amount due under the promissory note is offset by the purchase price of advertisements placed by us on Beasley's radio stations.

         - Outdoor Advertising: In late 1999, we launched outdoor (billboard) campaigns in New York and Los Angeles in selected high traffic locations. We intend to continue our outdoor campaigns as resources permit.

         - Public Relations: We have engaged the services of a public relations firm to exploit our contests and other media activities.

         ADVERTISERS

         FindWhat.com search engine

         We believe businesses that become FindWhat.com search engine advertisers are those who are particularly interested in taking advantage of the growth of e-commerce by driving motivated consumers and businesses to their Web sites. Our program to attract advertising clients includes:

         - Direct sales: Our sales staff targets companies with highly visible Web-based promotional programs and advertisers who are using competitive services.

         - Online promotion: Our online promotional program includes banner advertisements and preferred placement on search engines.

         - Trade Shows: We participate and sponsor industry trade shows. We intend to participate in additional trade shows that attract potential advertisers and distribution partners throughout the year.

         - Traditional Media: We use radio, outdoor advertising, and our public relations firm to increase awareness of our services among potential advertisers.

         - Customer service: To eliminate any perceived barriers to doing business with us, we attempt to deliver excellent customer service. We believe that superior customer service adds an extra level of value.

         BeFirst.com

         To obtain advertising clients for our BeFirst.com RankPro and SearchPro services, our sales force uses direct phone and Internet selling to a target client list culled from the large number of advertisers using our FindWhat.com service and placing advertisements on other search service Web sites. We anticipate that we will hire additional sales staff in order to increase the direct queries made to potential clients. We also may retain additional personnel or hire third party contractors to assist in data entry and technical aspects of our service so that we may service an increased client base.

REVENUE MODEL

         We generate revenue from:

                  -   paid click-throughs on the FindWhat.com search engine,

                  - banner advertising on the FindWhat.com search results pages,

                  - set-up fees on our BeFirst.com RankPro and SearchPro services,

                  - click-through fees from our BeFirst.com RankPro service, and

                  -   monthly fees for our BeFirst.com SearchPro service.

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

         FindWhat.com banner advertising. Our banner advertising revenue, which comprised approximately 1% of our 2000 revenue, is generated primarily by third parties that sell banner advertising for our FindWhat.com site on our behalf.

         BeFirst.com RankPro and SearchPro set-up fees. We charge each new client a one-time fee for the search engine optimization and submission services to be performed by us for that client.

         BeFirst.com RankPro click-through fees. Click-through rates are negotiated and generally vary based on the client's industry and the frequency with which words or phrases related to that industry are searched. The negotiated click-through rate is applied to the actual number of consumers clicking on the various search engine placements established by the BeFirst.com RankPro service on behalf of a client.

         BeFirst.com SearchPro monthly fees. We charge each SearchPro client a monthly fee for the search engine submission services we perform.

CUSTOMERS

         The FindWhat.com search engine had more than 11,500 accounts opened as of December 31, 2000. With an open automated bidding system, advertisers can evaluate the value to their company of paying for a premium position in our search result listings. They can see listed on the search results page exactly what their competitors are bidding for their positions and can outbid them, if they like. The auction is automated in real time, so results are instantaneous.

COMPETITION

         FindWhat.com

         We compete with portals, pure search engines, and pay-for-performance search engines.

- -        Portals
              - Yahoo!         - AOL         - GO              - iWon
              - Excite         - MSN         - AltaVista       - About
              - Netscape       - Lycos       - Snap

- -        Pure search engines
              - Google            - Northern Light         - LookSmart
              - DirectHit         - HotBot                 - WebCrawler

- -        Pay-for-performance search engines
              - GoTo                          - Bay9
              - Sprinks                       - Kanoodle


         In addition, other companies may offer directly competing services in the future. Most providers of Web directories, search engines and information services offer additional features and content that we have elected not to offer. We also compete with traditional off-line media such as television, radio and print for a share of advertising budgets.

         BeFirst.com RankPro

         We compete on the basis of our ability to anticipate changes in search engine technologies. We also seek to optimize our client's Web sites for up to 300 search engines, directories and on-line "yellow pages," while we believe that our competitors typically focus on only the top 10 search engines.

         Since the advent of search engine optimization services on the Internet, the number of companies offering such services has proliferated due to, among other reasons, the absence of substantial barriers to entry. This competition may continue to intensify. Such increased competition may lead to reductions in market prices for search engine optimization marketing and sales.

         While we do not believe that any one competitor or group of competitors is dominant in the search engine optimization business, our principal competitors are:

         -    Did-it.com

         -    WebsiteResult.com

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

         BeFirst.com SearchPro

         We compete on the basis of our ability to determine the best methods of submitting Web sites to over 1,000 search engines for inclusion in those search engines' search results listings, and the quality of the online information we supply to our clients. We believe that our competitors typically offer only automated services, and do not provide the same information we do.

         The number of companies offering search engine submission services has proliferated due to, among other reasons, the absence of substantial barriers to entry. This competition may continue to intensify. Such increased competition may lead to reductions in market prices for search engine submission services.

         While we do not believe that any one competitor or group of competitors is dominant in the search engine submission business, our principal competitors are:

         -    Submit-it.com

         -    NetMechanic

         -    WorldSubmit

         -    SubmitWizard

         Most of our current and potential competitors for our FindWhat.com search engine and our BeFirst.com services have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. These competitors may be able to respond more quickly to new or emerging technologies and changes in search engine requirements and to devote greater resources to the development, promotion and sale of their services than we can. Accordingly, we may not be able to compete successfully against our current or future competitors.

TECHNOLOGY AND OPERATIONS

         We believe high traffic Internet search engines, especially those that distribute their results to third-party Web sites require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. However, most new companies operate under considerable resource constraints that usually hinder the construction of networks that are fast, reliable and secure. We believe that while we have operated under the constraints of a new company, we have managed to create an infrastructure that provides us with a platform from which to grow our business.

         We believe our current infrastructure and operating environment are suitably sized and designed to give searchers, advertisers and distribution partners a positive feeling about their interaction with the FindWhat.com site. The physical components of our infrastructure are comprised of equipment made by industry-leading manufacturers including Cisco and Intel. The software being used to power the FindWhat.com site is a combination of industry standard commercial software and our internally developed proprietary software. We believe that given the solid mix of industry standard equipment and software we are positioned to sustain the effects of considerable growth.

         In February 2000 we introduced a new technology called F.A.S.T. (FindWhat Advanced Search Technology.) F.A.S.T. is designed to read most simple plain English queries and, utilizing programmed intelligence, deliver relevant search results from the FindWhat.com proprietary database. F.A.S.T. was implemented to deliver more refined search results to FindWhat.com users and to give FindWhat.com advertisers more site traffic. F.A.S.T. processes what the Findwhat.com user queries, then interprets the query based on intelligence programmed into the FindWhat.com system. F.A.S.T. interprets the query by comparing it to keywords purchased by advertisers and delivers what we believe will be a relevant outcome for the user.

         Early in our development, we placed a firewall between the outside world and our service. As currently configured, our firewall provides the ability to block out any traffic that is not required to operate the FindWhat.com Web service.

INTELLECTUAL PROPERTY

         We have pending United States federal applications with the Patent and Trademark Office for the marks F.A.S.T.(SM), PAY FOR POSITION(SM), A BETTER SEARCH RESULT(SM), PAY FOR PLACEMENT(SM), FIND WHAT YOU'RE LOOKING FOR(SM), and FINDWHAT.COM(SM), as well as a Federal Registration for BEIST(R). In addition, we use and have common law rights in the mark "FindWhat Advanced Search Technology." In February 2000, we filed a patent application for our FindWhat.com search engine with the U.S. Patent and Trademark Office. This application is currently pending.

         While we rely on trade secrets and confidentiality provisions to protect our intellectual property, we also use a license from Ask Jeeves as well as standard licenses contained in software we use, such as software supplied by Microsoft, in offering our Web site search engine, and software licenses for the online tracking information for our BeFirst SearchPro service.

         We are not dependent on any third-party technology or service mark licenses in connection with our search engine optimization business. However, we do rely upon common law trade secrets, proprietary technology and confidentiality principles to protect our intellectual property rights.

REGULATIONS

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation, user privacy and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating and making recommendations to Congress regarding the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, our cost of doing business or otherwise have an adverse effect on our business, prospects, financial condition, or results of operations. Moreover, the applicability to the Internet of existing laws governing issues, such as property ownership, libel and personal privacy is uncertain. Future federal or state legislation or regulations could have a material adverse effect on our business, prospects, financial conditions and results of operations.

EMPLOYEES

         We currently have approximately 50 employees, including our executive officers. We have approximately fourteen employees in sales and marketing, six in technical, eleven in customer service, nine in administration and four executive officers, in additional to six employees who provide our BeFirst.com service. In addition, WPI Advertising, an affiliate of one of our executive officers, currently supplies us with certain services, including office space and additional staff support.

BUSINESS RISKS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect the Company's actual results and could cause such results to differ materially from those expressed in any forward-looking statements made by the Company. Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of the Company and an investment in the Company's common stock. Factors that might cause such a difference include, but are not limited to, those discussed below.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND HAVE ONLY RECENTLY LAUNCHED OUR FINDWHAT.COM SEARCH ENGINE.

         We began offering search engine optimization marketing services through our BeFirst.com service in March 1998, and in September 1999 we commercially launched FindWhat.com, our pay-for-position search engine. Accordingly, we have a limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success. An investor in our securities must consider the uncertainties, expenses and difficulties frequently encountered by companies such as ours that are in the early stages of development. Our operations may never generate significant revenues and we may never achieve profitable operations. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as e-commerce. To address these risks, we must, among other things:

         -    maintain and increase our client base;

         - implement and successfully execute our business and marketing strategy;

         -    continue to develop and upgrade our technology;

         -    continually update and improve our service offerings and features;

         -    provide superior customer service;

         -    respond to industry and competitive developments; and

         -    attract, retain and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business, prospects, financial condition and results of operations would be materially and adversely affected.

WE MAY NOT SUCCESSFULLY COMMERCIALIZE OUR FINDWHAT.COM SEARCH ENGINE.

         We launched our FindWhat.com search engine in September 1999, and may not be able to successfully commercialize it, which would have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, upon widespread commercial introduction, we may find that our search engine will not be able to perform satisfactorily all of the functions for which it has been designed or that it is not reliable or durable in extensive applications.

WE HAVE LIMITED MARKETING EXPERIENCE; THE SUCCESS OF OUR FINDWHAT.COM SEARCH ENGINE IS DEPENDENT UPON OUR ABILITY TO ESTABLISH ONLINE MARKETING RELATIONSHIPS.

         We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our ability to generate revenue from our FindWhat.com search engine is dependent upon our ability to attract advertisers and generate traffic to our advertisers' Web sites. If we are unable to enter into additional agreements to generate significant traffic to our advertisers' Web sites on commercially acceptable terms, or are unable to implement successfully current agreements which drive traffic to our advertisers' Web sites, our operations may never generate significant revenues and we may never achieve profitable operations. Our failure to further develop our marketing capabilities and successfully market our products and services could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR PRINCIPAL COMPETITOR MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING OUR FINDWHAT.COM SEARCH ENGINE IN ITS PRESENT FORM.

         Our principal competitor, GoTo, has advised us of a pending patent application with respect to our current pay-for-position business model, but has refused to provide to us the details of its application. Accordingly, we have not been able to determine whether the operation of our FindWhat.com search engine would violate any proprietary rights of GoTo. Additionally, GoTo has announced its plans to acquire an issued patent that may apply to our current pay-for-position business model. However, we believe that the issued patent does not prohibit us from operating our current business. If a patent is issued to GoTo.com or another competitor which would interfere or prevent us from using the pay-for-position business model, or if the issued patent is found to be applicable to our current business model, our business, prospects, financial condition and results of operations could be materially and adversely affected. Moreover, although GoTo has indicated that it will monitor our activities, they have not commenced or threatened to commence any legal action against us. If we are required to participate in litigation we may not have the resources to fund the required litigation costs, which may adversely affect our business, prospects, financial condition and results of operations.

         In the event that the patent application of GoTo is approved and a patent is issued, or if the issued patent is found to be applicable to our current business model, we may be required to obtain a license to the covered intellectual property or substantially revise our business model in order to continue operations. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

WE PARTIALLY DEPEND ON THIRD PARTIES FOR CERTAIN SOFTWARE AND INTERNET SERVICES FOR OUR FINDWHAT.COM SEARCH ENGINE.

         We partially depend on third-party software to operate our FindWhat.com search engine. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition and results of operations. We also are dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our FindWhat.com search engine can function properly and our FindWhat.com Web site can handle current and anticipated traffic. We currently have contracts with Sprint, UUNet, KMC Telecom and Excite@Work for these services. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition and results of operations.

WE RELY ON INTERNALLY DEVELOPED SYSTEMS WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE.

         We use internally developed systems for a portion of our search engine request processing software. We developed these systems primarily to increase the number of appropriate search results for each search request made on our Web site and for customer service. A significant amount of manual effort may be required to update these systems if our competitors develop superior search methods. This manual effort is time-consuming and costly and may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to upgrade and expand our search request processing systems and to integrate newly-developed and purchased modules with our existing systems in order to improve the efficiency of our search methods and support increased transaction volume, although we are unable to predict whether these upgrades will improve our competitive position when compared to our competitors.

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

         Some of our officers have no prior senior management experience in public companies. In three years we have grown to approximately 50 employees; our new employees include a number of key managerial, technical, financial, marketing and operations personnel who have not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING QUALIFIED, HIGHLY SKILLED PERSONNEL.

         We expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. We will need to attract and retain highly qualified, technical personnel in order to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified technical personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical personnel, it would have a material and adverse effect on our business, prospects, financial condition and results of operations.

CURRENT CAPACITY CONSTRAINTS MAY REQUIRE US TO EXPAND OUR NETWORK INFRASTRUCTURE AND CUSTOMER SUPPORT CAPABILITIES.

         Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the search queries and paid click-throughs we receive. We may be required to expand our network infrastructure and customer support capabilities to support an anticipated expanded number of search queries and paid click-throughs. Any such expansion will require us to make significant upfront expenditures for servers, routers, computer equipment and additional Internet and intranet equipment and to increase bandwidth for Internet connectivity. Any such expansion or enhancement will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties, if and when necessary, would materially adversely affect our business, prospects, financial condition and results of operations.

OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE.

         A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and "hackers" and similar events. The occurrence of a natural disaster or unanticipated problems at our technical operations facility could cause material interruptions or delays in our business, loss of data or render us unable to provide services to customers. Failure to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruptions could cause interruptions in our service and Web sites. The occurrence of any or all of these events could adversely affect our business, prospects, financial condition and results of operations.

WE MAY BE UNABLE TO OBTAIN THE INTERNET DOMAIN NAMES THAT WE HOPE TO USE.

         The Internet domain name we are using for our search engine Web site is "FindWhat.com." We believe that this domain name is an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Also, we may be unable to acquire or maintain desired and relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names which are registered by companies which may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs,

         -    we may lose business to a competitor,

         - have to adjust our advertising rates and service fees accordingly, and

         - some users of our services may have negative experiences with other companies on their Web sites that those users erroneously associate with us.

WE MAY BE UNABLE TO PROMOTE AND MAINTAIN OUR BRANDS.

         We believe that establishing and maintaining the brand identities of our services is a critical aspect of attracting and expanding a large client base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality service. If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

         In order to attract and retain customers and to promote and maintain brands in response to competitive pressures, we may also have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to improve our services or to promote and maintain our brands, our business, prospects, financial condition and results of operations could be materially adversely affected. Moreover, any brand identities we establish may be diluted as a result of any inability to protect our service marks or domain names, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE PROTECTABLE OR OF SIGNIFICANT VALUE IN THE FUTURE.

         We depend upon confidentiality agreements with certain of our employees, consultants and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements or produce patents and copyrights that would materially and adversely affect our business, prospects, financial condition, and results of operations.

         Legal standards relating to the validity, enforceability and scope of protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our future intellectual property. Third parties may also infringe or misappropriate any copyrights, trademarks, service marks, trade dress and other proprietary rights we may have. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition and results of operations.

         We own a federal service mark registration for "Be1st." We have also filed an application to register "FindWhat.com" as a servicemark. If other companies also claim the words "Be1st" or "FindWhat.com," we may be required to become involved in litigation or incur additional expense. Effective service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

         The process and technology we use to operate the FindWhat.com search engine is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com search engine with the United States Patent and Trademark Office. This application is currently pending. Our patent application may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, our principal competitor has filed a patent application which may cover our business model and has announced its plans to acquire an issued patent that may be applicable to our business model. See "Risk Factors - Our principal competitor may have patent rights which could prevent us from operating our FindWhat.com search engine in its present form."

         In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services. See "Risk Factors - We may be unable to promote and maintain our brands."

         Our current and future business activities may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us. Any such claims and resulting litigation could subject us to significant liability for damages and could result in the invalidation of our proprietary rights. Even if not meritorious, such claims could be time-consuming, expensive to defend and could result in the diversion of our management's time and attention. In addition, this diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition and results of operations.

PROVIDERS OF INTERNET SEARCH ENGINES COULD ACT TO IMPEDE THE OPERATION OF OUR BEFIRST SERVICE.

         The success of our BeFirst service depends on our ability to stay current with changes in search engine technologies. The providers of Internet search engines could alter the configuration of their search engines in new ways to make it more difficult for providers of optimization services to modify their systems to accommodate rapid changes in search engine technology. Our proprietary software programs track the historical patterns of change in the search engine technologies of various providers of Internet search engines. If these providers were to alter significantly and continually these historical patterns, and our software was unable to track effectively these changes, our ability to provide this service could be materially and adversely affected. The inability to provide this service could materially adversely effect our business, prospects, financial condition and results of operations.

WE DEPEND ON THE EFFORTS OF OUR KEY PERSONNEL.

         Our success is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of Craig A. Pisaris-Henderson, our Chief Executive Officer and President, and Phillip R. Thune, our Chief Operating Officer and Chief Financial Officer. Currently, we do not have key person life insurance on Messrs. Pisaris-Henderson or Thune and we may be unable to obtain such insurance in the near future due to high cost or other reasons. We believe that the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE DEPEND ON ONE CUSTOMER FOR A SUBSTANTIAL PORTION OF OUR BEFIRST.COM RANKPRO SERVICE REVENUE.

         A significant portion of our BeFirst.com RankPro service revenue has been derived from one customer, eBay. As a result, our net sales are concentrated and this customer accounted for approximately 30% and 40% of our BeFirst.com RankPro service revenue in 1999 and 2000, respectively. We expect that we will continue to be dependent upon this customer for a significant portion of our BeFirst.com RankPro service revenue in the future. Our BeFirst.com RankPro service revenue comprised 99% and 19% of our total revenue in 1999 and 2000, respectively. As a result of this customer concentration, our business, prospects, financial condition and results of operations could be materially adversely affected if this customer discontinues or curtails its use of our BeFirst.com service.

OUR CHARTER DOCUMENTS LIMIT THE LIABILITY OF OUR DIRECTORS AND OFFICERS.

         Our articles of incorporation contain provisions which limit the personal liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties as directors or officers. In addition, our by-laws require us to indemnify any person who is or was involved in any manner, or who is threatened to be involved, in any pending or completed action or proceeding, including a derivative action brought by us or in our name, by reason of the fact that such person is or was a director, officer, employee or agent of ours, or was serving at our request as an officer, director, employee or agent of another entity, enterprise or employee benefit plan, against all liabilities and expenses actually and reasonably incurred by such person in connection with any such action or proceeding.

OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE ADDITIONAL SHARES OF STOCK.

         We are authorized to issue up to 50,000,000 shares of common stock which may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

         Our Articles of Incorporation also authorize us to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control.

WE DO NOT INTEND TO PAY FUTURE CASH DIVIDENDS.

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

THE MARKET PRICE OF OUR SECURITIES MAY BE VOLATILE.

         From time to time the market price of our common stock may experience significant volatility. Our quarterly results, failure to meet analysts' expectations, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, prospects, financial condition and results of operations.

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

         As of March 15, 2001 we also have outstanding stock options under our 1999 Stock Incentive Plan to purchase 1,854,713 shares of common stock at a weighted average exercise price of $2.33 and warrants and non-plan options to purchase 2,455,186 shares of common stock at a weighted average exercise price of $3.57 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

WE MAY HAVE TROUBLE MAINTAINING OUR LISTING ON THE NASDAQ SMALLCAP MARKET.

         Under the currently effective criteria for continued listing of securities on the Nasdaq SmallCap Market, a company must maintain $4.0 million in market value, a minimum bid price of $1.00 per share and either (i) have net tangible assets of at least $2 million, (ii) have a market capitalization of $35 million, or (iii) have net income of at least $500,000 in two of the last three fiscal years. Due to the amount of our net tangible assets and the volatility of our stock price, from time to time we have not met the continued listing requirements. Nasdaq has notified us that if our closing bid price does not close over $1.00 per share for ten consecutive trading days prior to April 18, 2001, we will face a written notification of delisting, a process which we may appeal. If we are unable to meet the standards for continued listing, or if formal action is taken by Nasdaq for our noncompliance with listing standards, our common stock could be subject to delisting from the Nasdaq SmallCap Market. Trading, if any, in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our shares.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION.

         We may face increased pricing pressure for the sale of paid listings, advertisements and direct marketing opportunities, which could materially adversely affect our business, prospects, financial condition and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our pay-for-position business model. See "Risk Factors - Our intellectual property rights may not be protectable or of significant value in the future." The market for Internet-based marketing services is relatively new, intensely competitive and rapidly changing. Since the advent of search engine optimization services on the Internet, the number of companies offering services similar to our BeFirst.com service has proliferated due to, among other reasons, the absence of substantial barriers to entry. This competition may further continue to intensify. Such increased competition may lead to reductions in market prices for search engine optimization marketing and sales. Our principal competitors in our search engine optimization business are Did-it.com and WebsiteResults.com, and our principal competitors in our search engine submission business are Submit-it.com, NetMechanic, WorldSubmit, and SubmitWizard, each of which may have a longer operating history, a larger customer base, greater brand recognition and may have greater financial, marketing and other resources than we have. Our principal competitor in the pay-for-position search engine aspect of our business is GoTo.com. We also compete against providers of Web directories and search and information services, such as those provided by America Online, Yahoo and Alta Vista.

         Additionally, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, certain of which may be larger and have greater financial and other resources than we have. Competition for these acquisition targets will likely also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

         We have filed for one patent and have only a limited amount of other proprietary technology that would preclude or inhibit competitors from entering the paid listings market or the search engine optimization and submission markets. Therefore, we must rely on the skill of our personnel and the quality of our client service. The costs to develop and provide e-commerce services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future, and we are subject to the risk that our employees may leave us and may start competing businesses, notwithstanding non-competition agreements. The emergence of these enterprises could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY NOT BE ABLE TO ADAPT AS THE INTERNET, ELECTRONIC COMMERCE, INTERNET ADVERTISING AND CUSTOMER DEMANDS CONTINUE TO EVOLVE.

         We may not be able to adapt as the Internet, electronic commerce, Internet advertising and customer demands continue to evolve. Our failure to respond in a timely manner to changing market conditions or client requirements would have a material adverse effect on our business, prospects, financial condition and results of operations. The Internet e-commerce and the Internet advertising industry are characterized by:

         -    rapid technological change;

         -    changes in user and customer requirements and preferences;

         - frequent new product and service introductions embodying new technologies; and

         - the emergence of new industry standards and practices that could render proprietary technology and hardware and software infrastructure obsolete.

Our success will depend, in part, on our ability to:

         - enhance and improve the responsiveness and functionality of our pay-for-position search engine;

         - license or develop technologies useful in our business on a timely basis, enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers; and

         - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

INTERNET SECURITY POSES RISKS TO OUR ENTIRE BUSINESS.

         The process of e-commerce aggregation by means of our hardware and software infrastructure involves the transmission and analysis of confidential and proprietary information of the advertiser, as well as our own confidential and proprietary information. The compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR FUTURE SUCCESS WILL DEPEND ON CONTINUED GROWTH IN THE USE OF THE INTERNET.

         Our future success will depend substantially upon continued growth in the use of the Internet to support the sale of our advertising services and acceptance of e-commerce transactions on the Internet. As this is a new and rapidly evolving industry, the ultimate demand and market acceptance for Internet-related services is subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online services technologies, including security, reliability, cost, ease of use and quality of service remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. In the event that the use of the Internet and other online services does not continue to grow or grows more slowly than we expect, or the Internet does not become a commercially viable marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected.

THE MARKET FOR OUR SERVICES IS UNCERTAIN AND IS STILL EVOLVING.

         Internet marketing and advertising, in general, and advertising through priority placement in an Internet search engine, in particular, are at early stages of development, are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by merchants and consumers. Rapid growth in the use of, and interest in, the Internet, the Web, and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which are dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, prospects, financial condition or results of operations.

WE WILL NEED TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN THE INTERNET SEARCH AND ADVERTISING INDUSTRIES.

         In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing FindWhat.com search engine and BeFirst.com services which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology and systems. If we face material delays in introducing new services, products and enhancements, our users may forego the use of our services and select those of our competitors, in which event, our business, prospects, financial condition and results of operations could be materially adversely affected.

WE WILL NEED TO CONTINUE TO UNDERSTAND AND KEEP PACE WITH SEARCH ENGINE TECHNOLOGY.

         The success of our BeFirst.com services depends on our ability to understand search engine technology. Consequently, we will be required to remain current with any new technologies used in search engines, in order to continue to be able to provide our BeFirst.com services.

         We use internally developed proprietary systems for our BeFirst.com services. If we are unable to modify our systems to accommodate necessary changes in search engine technology which effect optimization or submission, the result could be unanticipated disruptions, slower retail response times, impaired quality of optimization and submission, degradation in customer service and delays in reporting accurate financial information. These events could result in a material adverse effect on our business, prospects, financial condition and results of operations.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

         We are not currently subject to direct regulation by any government agency other than laws or regulations applicable generally to e-commerce. Due to the increasing popularity and use of the Internet and other online services, federal, state and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating, and making recommendations to Congress regarding, the taxation of sales by means of the Internet. Furthermore, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws and impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

IMPLEMENTATION OF OUR FINDWHAT.COM SERVICE AND OUR BEFIRST.COM SERVICES FOR SOME CLIENTS MAY INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         In implementing our FindWhat.com service and our BeFirst.com services, we utilize promotional material generated by our clients and our editing staff to promote Web sites. In the past, third parties have advised that the use of certain keywords in our FindWhat.com service and our search engine optimization services have infringed on their intellectual property rights. Although the terms and conditions of our services provide that our clients are responsible for infringement of intellectual property rights of others arising out of content on their Web sites, if we become involved in disputes regarding intellectual property, these claims could be time-consuming, expensive to defend and could result in the diversion of our management's time and attention, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease an executive, administrative and sales office in New York City and an executive, administrative, sales, customer service, and technical facility in Fort Myers, Florida.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no known legal proceedings against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

         Effective April 10, 2000 our common stock began trading on the Nasdaq SmallCap Market under the symbol "FWHT." From December 22, 1999 to April 7, 2000 our common stock traded on the OTC Bulletin Board under the symbol "FWHT." From October 7, 1999 to December 21, 1999, our common stock appeared in the National Quotation Bureau Inc.'s over-the-counter "pink sheets." From June 17, 1999 until October 7, 1999, our common stock traded on the OTC Bulletin Board under the symbol "FWHT." Prior to June 17, 1999, our common stock was listed under the symbol "CAMJ" and traded infrequently. The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq SmallCap Market, the OTC Bulletin Board or the National Quotation Bureau Inc.'s over-the-counter "pink-sheets":

             QUARTER ENDED                                  HIGH         LOW
             -------------                                  ----         ---
December 31, 2000 .....................................    $2.5625     $0.375
September 30, 2000.....................................    $  3.75     $ 1.50
June 30, 2000..........................................    $ 10.75     $ 2.00
March 31, 2000.........................................    $ 18.25     $5.375
December 31, 1999......................................    $  9.25     $3.875
September 30, 1999.....................................    $  8.50     $ 3.00
June 30, 1999 (beginning June 17, 1999)................    $  7.25     $ 5.00

         Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS OF RECORD

         Our authorized capital stock consists of 50,000,000 shares of common stock, $.001 par value per share, and 500,000 shares of preferred stock, $.001 par value per share. As of December 31, 2000, there were 15,091,844 shares of our common stock outstanding. As of December 31, 2000, the number of record holders of our common stock was 161. No shares of our preferred stock are outstanding.

DIVIDENDS

         The Company has never paid cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain future earnings, if any, for use in the business.

RECENT SALES OF UNREGISTERED SECURITIES

         In October 2000, issued an aggregate of 6,083 shares of our common stock pursuant to agreements with our consultants and 3,000 shares of our common stock to a charitable foundation. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In November 2000, we issued an aggregate of 8,000 shares of our common stock pursuant to agreements with our consultants. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In December 2000, we issued an aggregate of 12,308 shares of our common stock pursuant to agreements with our consultants. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In January 2001, we issued an aggregate of 13,333 shares of our common stock pursuant to agreements with our consultants. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In February 2001, we entered into an agreement to issue a warrant to purchase 125,000 shares of our common stock at fair market value to a consultant. In the opinion of FindWhat.com, the issuance of this warrant was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

         In March 2001, we concluded a private placement to accredited investors of 1,275,000 shares of our common stock at $1.00 per share, accompanied by warrants to purchase an additional 191,250 shares at an average exercise price of $1.13 per share. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rule 506 promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated statements of operations data for the year ended December 31, 1999 and the year ended December 31, 2000 and the selected consolidated balance sheet data as of December 31, 2000 are derived from our consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

         The supplemental pro forma consolidated statements of operations data is provided to show the impact of the addition of salaries with three officers of the Company effective July 1, 1999. The pro forma adjustments reflect the salary increase effective July 1, 1999 as if the salaries had been effective March 27, 1998.

                                                                        Year ended             Year ended
                                                                     December 31, 2000      December 31, 1999
                                                                     -----------------      -----------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues                                                                $  2,886,938           $    451,509
Cost of revenues                                                           1,149,894                394,402
                                                                        ------------           ------------

        Gross profit                                                       1,737,044                 57,107

Operating expenses

   Sales and marketing                                                     6,544,212                369,086
  General and administrative                                               3,618,248              1,472,287
   Product development                                                       433,599                 54,058
                                                                        ------------           ------------

   Total operating expenses                                               10,596,059              1,895,431

   Loss from operations                                                   (8,859,015)            (1,838,324)
   Interest income, net                                                       53,569                 48,657

        NET LOSS                                                        $ (8,805,446)          $ (1,789,667)
                                                                        ============           ============

Loss per share - basic and diluted                                      $      (0.63)          $      (0.17)
                                                                        ============           ============

Unaudited pro forma information:
  Increase in officer salaries                                                                 $    180,000
                                                                                               ============

  Pro forma net loss after increase in officer salaries                                        $ (1,969,667)
                                                                                               ============

  Pro forma loss per share after increase in officer salaries-
basic and diluted                                                                              $      (0.18)
                                                                                               ============

Weighted-average number of common shares outstanding                      14,068,724             10,781,765
                                                                        ============           ============




                                                                                            December 31, 2000
                                                                                            -----------------
Current assets                                                                                 $ 1,241,065
Total assets                                                                                     2,102,068
Working capital (deficit)                                                                          (56,002)
Stockholders' equity                                                                               789,664


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

OVERVIEW

         We are a developer and marketer of performance-based advertising services for the Internet. Our clients pay us for each visitor we deliver to their Web sites. Currently, we offer two such proprietary services:
FindWhat.com, a bid-for-position search engine which distributes its listings to third-party Web sites, and BeFirst.com RankPro, a search engine optimization service. We also offer a search engine submission service, BeFirst.com SearchPro. Our focus is to:

- -    drive qualified traffic to Internet Web sites, and

- -    ensure that Internet users find what they are looking for when "surfing the
     Web."

Our services are designed to connect consumers and businesses that are most likely to purchase specific goods and services to the businesses that provide those goods and services.

         The FindWhat.com search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. They can enter their query through the search box located at www.FindWhat.com or through the search areas of any of our distribution partners. Our search engine then displays a selection of Web sites related to that query. Through our open, automated, proprietary bidding process, advertisers can determine the placement of their listing in response to any given query. This is accomplished by allowing our advertisers to submit bids for the amount they will pay for each visitor who clicks-through to their Web sites. The highest bidder receives the first listing with all other bidders listed in descending bid order. Each advertiser pays us the amount of its bid whenever a consumer clicks on the advertiser's listing in the FindWhat.com search results. We believe that the FindWhat.com search engine is an efficient system for advertisers - they pay only for prospects that come to their site. They can insure that those prospects are qualified by picking only those keywords that are most relevant to their business. Advertisers can choose exactly how much they are willing to pay per prospect, thereby maintaining precise control over the placement of their listings in the FindWhat.com search results and their cost of customer acquisition. Unlike traditional online advertising alternatives, which charge based on impressions or page views, our advertisers only pay for performance, defined as a visitor who reaches their Web site. We distribute our search results to many third-party search engines, including Excite (pending), Webcrawler (pending), CNET's Search.com, and InfoSpace's MetaCrawler and Dogpile, and share with them the revenue we generate from click-throughs on our results by their users. These third-party sites show our results to provide more varied listings to their users and to derive additional revenue from their traffic. Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. The following table charts the number of paid click-throughs per quarter and the average revenue per paid click-through for the FindWhat.com search engine since January 1, 2000 (revenue from the FindWhat.com search engine prior to 2000 was immaterial):

                                                    Q1 2000          Q2 2000           Q3 2000          Q4 2000
Paid Click-throughs                                1,200,000        3,800,000         5,600,000        13,200,000
Avg. Revenue per Paid Click-through                  $0.06            $0.07             $0.11            $0.11

         In order to generate significant revenues, we must continue to increase substantially the number of advertisers we service and the volume of click-throughs to our clients' Web sites, which we accomplish primarily by adding new distribution partners and improving our placement with existing distribution partners. Search listing click-through revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. FindWhat.com revenue also includes a limited amount of banner advertisement revenue, which is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

         We believe that our FindWhat.com search engine will be more attractive to advertisers as more consumers and businesses access our listings while searching the Internet, and our paid listings will be more relevant to these Internet users as more advertisers bid for placement in our search results. The largest component of our expenses consists of costs incurred to attract consumers and businesses to our search listings, either through our distribution partners or via our Web site at www.FindWhat.com. To date, we have primarily attracted Internet users through our distribution partners, who list some or all of our search listings on their Web sites, as well as through marketing to attract visitors to our Web site, including radio and outdoor advertising as well as advertising on the Internet. We expect to continue to rely upon these sources for a significant proportion of the searches conducted on our service. Our future success is dependent upon reducing our consumer acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues we will be required to incur a significant expansion of our operations, including hiring additional management and staff. These actual and proposed increases in marketing and personnel will significantly increase our operating expenses.

         Our BeFirst.com RankPro search engine optimization service assists Web sites to achieve higher placements on search results on over 300 third-party search engines. We are able to achieve this for our clients through our understanding of search engine algorithms and constant monitoring of search engine behavior. Our BeFirst.com RankPro service enhances the probability that our clients' Web sites will appear in search results served in response to a user's inquiry on a particular keyword, as well as being placed higher in the ranking in the search results. This service generates revenue from initial set-up fees charged to new clients and from click-through fees our clients pay for third-party search engine users who get to their Web sites as a result of our efforts. BeFirst.com RankPro click-through fees are determined by multiplying the number of click-throughs to a client's Web sites as a result of our efforts by the amount we charge per click-through. BeFirst.com RankPro's clients include eBay and Avenue A.

         The second service offered by BeFirst.com is the SearchPro search engine submission service. SearchPro submits information about our clients' Web sites on a regular basis to over 1,000 third-party search engines, which is integral to achieving and maintaining listings in the search results of these search engines. Our BeFirst.com SearchPro service derives revenue from one-time set-up fees and residual monthly submission fees.

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

         We have a limited operating history. We began offering our BeFirst.com RankPro service in March 1998. Our FindWhat.com search engine was commercially launched in September 1999, but generated immaterial revenues in the fiscal year ended December 31, 1999. Our services have achieved only limited market acceptance to date. Our losses for the years ended December 31, 2000 and December 31, 1999 were $8,805,446 and $1,789,667, respectively. Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues and we may never achieve profitable operations.

RESULTS OF OPERATIONS

         Years ended December 31, 2000 and December 31, 1999

         Our fiscal year runs from January 1 through December 31. We began offering our BeFirst.com(SM) search engine optimization service in March 1998, we commercially launched our FindWhat.com(SM) search engine in September 1999, and we began offering our BeFirst.com(SM) search engine submission service in November 2000. As a result of these factors, comparisons between the years ended December 31, 2000 and December 31, 1999 have limited meaning.

         REVENUE

         Revenue for the year ended December 31, 2000 increased to $2,886,938 compared to $451,509 for the year ended December 31, 1999. The increase was primarily the result of revenue from the FindWhat.com search engine, which was commercially launched in September 1999 and which did not generate material revenue in 1999, along with a 20% increase in revenue from our BeFirst RankPro service, from $448,380 in 1999 to $538,776 in 2000. Revenue from the FindWhat.com search engine represented approximately 81% of total revenue for the year ended December 31, 2000. We expect that revenue from the FindWhat.com search engine will represent an increasing percentage of total revenue in future periods.

         COST OF REVENUES

         Cost of revenues consists primarily of costs associated with designing and maintaining our Web sites and providing the BeFirst.com services, fees paid to outside service providers for our unpaid listings, credit card processing fees, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our Web sites include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Costs associated with providing the BeFirst.com services include salaries of related personnel, payments to consultants, and Web site domain registration expenses for clients.

         Cost of revenues increased to $1,149,894 for the year ended December 31, 2000 from $394,402 for the year ended December 31, 1999. The increase was primarily due to a full year of expenses for the FindWhat.com search engine, which was launched in September 1999, and an increase in personnel and consultant costs for our BeFirst RankPro service. We anticipate cost of revenues will continue to increase as our traffic and number of advertisers increase.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of:

         - revenue-sharing or other arrangements with our FindWhat.com distribution partners,
         - advertising expenditures for the FindWhat.com search engine, such as radio, outdoor and banner advertising campaigns and sponsorships,
         - promotional expenditures, including proprietary contests to attract consumers to the FindWhat.com Web site and sponsorships of seminars, trade shows and expos,
         - telemarketing and other expenses to attract advertisers to our services,
         -    fees to marketing and public relations firms, and
         - payroll and related expenses for personnel engaged in marketing, customer service and sales functions.

With the exception of sales personnel salaries, most of our sales and marketing expenses relate to the FindWhat.com search engine.

         Our sales and marketing expense was $6,544,212 for the year ended December 31, 2000 compared to $369,086 for the year ended December 31, 1999. Until June 30, 1999, an affiliate employed our sales force and we reimbursed the affiliate by paying a commission. As of July 1, 1999, the members of our sales force became our direct employees. The increase in sales and marketing expense was related primarily to an increases in (i) revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, (ii) radio and outdoor advertising expenditures to market the FindWhat.com service, (iii) sales force compensation due to hiring our sales force directly and expanding the number of business development, marketing, customer service, and sales employees, (iv) costs to attract advertisers to our services, and (v) fees to our public relations firm. Revenue-sharing and other fees paid to distribution partners, along with radio and outdoor advertising expenditures represent the largest component of our operating expenses. We have issued shares of common stock or warrants to purchase shares of common stock to several of our advertising vendors and distribution partners in lieu of cash payments. We record non-cash charges over the terms of our contracts with these vendors and distribution partners. These non-cash charges, along with non-cash stock compensation expense, totaled $3,351,502 for the year ended December 31, 2000, consisting primarily of stock and warrant grants to national radio and outdoor companies for radio commercial time and billboards, to our distribution partners, as well as stock and option grants to individuals who have assisted us with relationships with distribution partners and media companies. Similar non-cash charges for the year ended December 31, 1999 were $133,745, and included a stock grant to an outdoor company and non-cash stock option compensation expense. During the fourth quarter of the year ended December 31, 2000, the Company recorded a significant adjustment of approximately $7,200,000 pertaining to the valuing of warrants issued to Go2Net, Inc., one of our distribution partners, in March 2000. The effect of this adjustment was to reduce sales and marketing expense on the statements of operations and decrease deferred service cost and accumulated deficit in stockholders' equity. As a result, we will restate our previously reported quarterly financial statements for the three months ending June 30, 2000 and for the three months ending September 30, 2000, by reducing Sales and Marketing expenses by approximately $2,173,000 and $2,078,000, respectively. Our net loss for these two quarters will be reduced by these same respective amounts. We believe that continued investment in sales and marketing, including attracting Internet users and advertisers to utilize the FindWhat.com search engine and attracting distribution partners to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. Two of our founders did not receive salaries until July 1, 1999. General and administrative expenses increased to $3,618,248 for the year ended December 31, 2000 from $1,472,287 for the year ended December 31, 1999. The increase in general and administrative expenses was primarily due to increases in administrative and executive headcount and salaries along with related expenses associated with the hiring of personnel; increased rent, insurance and professional services; increased costs associated with being a public company, including the cost of investor public relations and the cost of directors' and officers' liability insurance expense; increases in general corporate expenses; increased non-cash stock compensation expense; increased depreciation; and increased services provided by our affiliates. We have issued shares of common stock or warrants to purchase shares of common stock to several of our general and administrative service providers in lieu of cash payments. We record non-cash charges over the terms of our contracts with these service providers or at the time they are engaged. These non-cash charges, along with non-cash stock compensation expense, totaled $463,900 for the year ended December 31, 2000. For the year ended December 31, 1999, we incurred $208,794 in similar non-cash charges, including stock option compensation expense. We expect general and administrative expenses to continue to increase as we expand our staff and incur additional costs related to the growth of our business and compliance with the reporting obligations of a public company.

         Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our FindWhat.com and BeFirst.com services, consulting fees to a technical consultant, depreciation for related equipment, and license fees for software used in product development. Product development was $433,599 for the year ended December 31, 2000 compared to $54,058 for the year ended December 31, 1999. The increase was a result of increases in compensation expense, as well as technical consulting services and depreciation. In November 1999, we issued shares of common stock to a technical consultant. As a result, we recorded $171,875 in non-cash product development charges for the year ended December 31, 2000 and $15,625 in non-cash product development charges for the year ended December 31, 1999. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to continue increasing in the future.

         INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases and any taxes. Net interest income was $53,569 for the year ended December 31, 2000 compared to $48,657 for the year ended December 31, 1999. The increase in our interest income was due to higher average cash and cash equivalent balances, partially offset by higher interest payments on capital leases. Our interest expense in 2000 consisted of interest on leases of computer, telephone and copier equipment. Our interest expense in 1999 consisted of interest on leases of computer equipment.

         NET LOSS

         As a result of the factors described above, we incurred a net loss of $8,805,446 for the year ended December 31, 2000 compared to a net loss of $1,789,667 for the year ended December 31, 1999. The net losses for the years ended December 31, 2000 and December 31, 1999 included $3,987,277 and $358,164 of non-cash stock option compensation expense and non-cash charges described above, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through private placements of equity securities and the reliance on affiliated businesses owned by our executive officers. Through March 2001, we have raised $8,380,000 through private equity financings. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert D. Brahms. We have been billed our pro rata share of applicable expenses.

         Net cash used in operating activities totaled $3,735,766 for the year ended December 31, 2000. The net cash used was based on a net loss of $8,805,446 primarily offset by non-cash charges related to stock, option, and warrant grants to service providers and non-employees totaling approximately $4,000,000 and an increase in accounts payable of approximately $1,040,000.

         Net cash used in investing activities totaled $836,506 for the year ended December 31, 2000, and consisted of capital expenditures for equipment.

         Net cash provided by financing activities totaled $4,480,658 for the year ended December 31, 2000. In February 2000, the Company completed a private placement of our common stock with an accredited investor. The Company issued 500,000 shares of common stock for $4.00 per share and received gross proceeds of $2,000,000. We also issued the investor 125,000 warrants to purchase our common stock at an exercise price of $5.50 per share. In September, the Company completed private placements of our common stock with accredited investors. The Company issued 1,302,500 shares of common stock for $2.00 per share and received gross proceeds of $2,605,000. We also issued to the investors 1,302,500 warrants to purchase our common stock at a weighted average exercise price of $2.78 per share.

         In March 2001, the Company completed a private placement of our common stock with accredited investors. The Company issued 1,275,000 shares of common stock for $1.00 per share and received gross proceeds of $1,275,000. We also issued the investors 191,250 warrants to purchase our common stock at a weighted average exercise price of $1.13 per share.

         Our principal sources of liquidity consisted of approximately $815,317 of cash and cash equivalents as of December 31, 2000. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that the net proceeds from our private placements, together with cash flows from operations and anticipated financings, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This document contains forward-looking statements that reflect the views of management with respect to future events and financial performance. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the words "anticipates", "believes", "estimates", "expects", "plans", "projects", "targets" and similar expressions which identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date the statements were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2000 together with the independent certified public accountants' report thereon appear on pages F-1 through F-21 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT.

         Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 10. EXECUTIVE COMPENSATION.

         Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders pursuant to Regulation 14A.



                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

              (1) The following financial statements are included in this report under Item 7:

                   Balance Sheet as of December 31, 2000.

                   Statements of Operations for the two years ended December 31, 2000.

                   Statements of Stockholders' Equity for the two years ended December 31, 2000.

                   Statements of Cash Flows for the two years ended December 31, 2000.

                   Notes to the Financial Statements.

                   Independent Auditors' Report.

              (2)  Exhibits:

Number            Exhibit

2.1* Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation, Collectibles America, Inc. and Mick Jardine.

3.1*              Articles of Incorporation of FindWhat.com (f/k/a Collectibles
                  America, Inc.)

3.2*              By-laws of FindWhat.com

3.3***            Audit Committee Charter

10.1              Executive Employment Agreement between FindWhat.com and Craig
                  A. Pisaris-Henderson

10.2* Lease Agreement by and between Cambridge Management Associates and BeFirst.com Inc.

10.3              Executive Employment Agreement between FindWhat.com and
                  Courtney P. Jones

10.4*             BeFirst 1999 Stock Incentive Plan

10.5*             Form of Incentive Stock Option Agreement

10.6*             Form of Non-Qualified Stock Option Agreement

10.7(R)****       Search Result Agreement, dated March 29, 2000, between the
                  Registrant and Mamma.com.

10.8              Executive Employment Agreement between FindWhat.com and Robert
                  D. Brahms

10.9*** Advertising Agreement, dated January 14, 2000, between the Registrant and Beasley Internet Ventures, LLC.

10.10             [Reserved]

10.11****         Executive Employment Agreement between FindWhat.com and
                  Phillip R. Thune.

10.12****         Executive Employment Agreement between FindWhat.com and Peter
                  Neumann.

23                Consent of Grant Thornton LLP

24                Powers of Attorney

* Incorporated by reference to the exhibit previously filed on September 14, 1999 with prior Form 10 of FindWhat.com (file no. 0-27331).

** Incorporated by reference to the exhibit previously filed on November 1, 1999 with Amendment No. 1 to FindWhat.com's prior Form 10 (file no 0-27331).

*** Incorporated by reference to the exhibit previously filed on March 30, 2000 with Amendment to FindWhat.com's Form 10-K for the fiscal year ended December 31, 1999.

****Incorporated by reference to the exhibit previously filed on May 15, 2000 to FindWhat.com's Form 10-QSB for the fiscal quarter ended March 31, 2000.

(R) Please note that certain confidential commercial information has been redacted from some of the exhibits incorporated into this Form 10-KSB in order to preserve the confidentiality of such information.

All of the confidential information which has been redacted is on file with the Securities and Exchange Commission. Exhibits to this Form 10-KSB which have had confidential information redacted are indicated as follows on the exhibit list above: (R). Within the exhibits to this Form 10-KSB, redacted material is indicated by the following sign where such redacted text would have appeared in the relevant exhibit:
(**REDACTED**)

         (b)  Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FINDWHAT.COM

Date:  March 30, 2001       By:         /s/ Phillip R. Thune
                               ------------------------------------------------
                               Phillip R. Thune, Chief Operating Officer, Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of March, 2001.

         Signature                                   Title
         *Craig A. Pisaris-Henderson                 President, Chief Executive Officer, Secretary and
- --------------------------------------------         Director
         Craig A. Pisaris-Henderson

         *Courtney P. Jones                          Chairman and Director
- --------------------------------------------
         Courtney P. Jones

         *Robert D. Brahms                           Vice Chairman and Director
- --------------------------------------------
         Robert D. Brahms

         *Phillip R. Thune                           Chief Operating Officer, Chief Financial Officer,
- --------------------------------------------
         Phillip R. Thune                            Treasurer (principal accounting and financial officer)

         *David M. Medinis                           Director
- --------------------------------------------
         David M. Medinis

         *Lee S. Simonson                            Director
- --------------------------------------------
         Lee S. Simonson

         *Kenneth E. Christensen                     Director
- --------------------------------------------
         Kenneth E. Christensen

         *Martin G. Berger                           Director
- --------------------------------------------
         Martin G. Berger


*By:     /s/ Phillip R. Thune
    ---------------------------------------------------------
          Phillip R. Thune, Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Page
                                                              ----


Report of Independent Certified Public Accountants             F-2

Consolidated Balance Sheet                                     F-3

Consolidated Statements of Operations                          F-4

Consolidated Statement of Stockholders' Equity                 F-5

Consolidated Statements of Cash Flows                          F-6

Notes to Consolidated Financial Statements                  F-7 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
    FindWhat.com


We have audited the accompanying consolidated balance sheet of FindWhat.com and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of FindWhat.com's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FindWhat.com as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP


New York, New York
March 30, 2001

                           FindWhat.com and Subsidiary

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000


                                         ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                  $    815,317
    Accounts receivable, less allowance for doubtful
       accounts of $22,559                                                          418,459
    Prepaid expenses and other current assets                                         7,289
                                                                               ------------

         Total current assets                                                     1,241,065

EQUIPMENT AND FURNITURE - NET                                                       838,763

OTHER ASSETS                                                                         22,240
                                                                               ------------

         Total assets                                                          $  2,102,068
                                                                               ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                      $  1,174,711
    Current portion of capital lease obligations                                     31,743
    Deferred revenue                                                                 90,613
                                                                               ------------

         Total current liabilities                                                1,297,067

Capital lease obligationS, less current portion                                      15,337
                                                                               ------------

         Total liabilities                                                        1,312,404

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500,000 shares; none issued and outstanding                                       --
    Common stock, $.001 par value; authorized,
      50,000,000 shares; 15,098,844 issued and 15,091,844
      outstanding                                                                    15,099
    Additional paid-in capital                                                   13,511,343
    Stock subscription receivable                                                (1,251,298)
    Deferred service costs                                                         (741,167)
    Treasury stock, 7,000 shares, at cost                                           (82,035)
    Accumulated deficit                                                         (10,662,278)
                                                                               ------------

         Total stockholders' equity                                                 789,664
                                                                               ------------

         Total liabilities and stockholders' equity                            $  2,102,068
                                                                               ============


The accompanying notes are an integral part of this statement.

                           FindWhat.com and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,




                                                                       2000                   1999
                                                                   ------------           ------------
Revenues                                                           $  2,886,938           $    451,509
Cost of revenues                                                      1,149,894                394,402
                                                                   ------------           ------------

         Gross profit                                                 1,737,044                 57,107
                                                                   ------------           ------------

Operating expenses
    Sales and marketing                                               6,544,212                369,086
    General and administrative                                        3,618,248              1,472,287
    Product development                                                 433,599                 54,058
                                                                   ------------           ------------

         Total operating expenses                                    10,596,059              1,895,431
                                                                   ------------           ------------

         Loss from operations                                        (8,859,015)            (1,838,324)

Interest income, net                                                     53,569                 48,657
                                                                   ------------           ------------

         NET LOSS                                                  $ (8,805,446)          $ (1,789,667)
                                                                   ============           ------------

Loss per share - basic and diluted                                 $      (0.63)          $      (0.17)
                                                                   ============           ============

Unaudited pro forma information (i):
    Increase in officer salaries                                                          $    180,000
                                                                                          ============

    Pro forma net loss after increase in officer salaries                                 $ (1,969,667)
                                                                                          ------------

    Pro forma loss per share after increase in
       officer salaries - basic and diluted                                               $      (0.18)
                                                                                          ============

Weighted-average number of common shares
    outstanding                                                      14,068,724             10,781,765
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

                           FindWhat.com and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (Note B)

                     Years ended December 31, 2000 and 1999


                                                          Common stock,                    Common stock,
                                                          no par value                    $.001 par value              Additional
                                                 ------------------------------    ------------------------------       paid-in
                                                    Shares            Amount          Shares            Amount          capital
                                                 ------------      ------------    ------------      ------------     ------------
Balance at January 1, 1999                              1,000      $      1,000                                       $     54,000
Reclassification of no par value common
   stock into $.001 common stock                       (1,000)           (1,000)      2,500,000      $      2,500             (250)
Issuance of common stock in connection
   with private placement                                                             1,250,000             1,250        2,432,704
Issuance of common stock in connection
   with acquisition of BeFirst Internet
   Corporation                                                                        8,750,000             8,750           (8,750)
Issuance of common stock for consulting
   and advertising services                                                              91,750                92          349,188
Fair value of options issued for services                                                                                  144,375
Fair value of stock options issued to
  consultants and nonemployees                                                                                             266,000
Executive compensation                                                                                                      36,000
Receipt of stock subscription
Net loss
                                                 ------------      ------------    ------------      ------------     ------------
Balance at December 31, 1999                                                         12,591,750            12,592        3,273,267
Issuance of common stock and warrants in
   connection with private placement                                                  1,802,500             1,803        4,597,529
Issuance of common stock for advertising
   services and note receivable                                                         600,000               600        4,424,400
Issuance of common stock for consulting
   services                                                                             104,594               104          264,767
Issuance of warrants for metasearch services                                                                               587,000
Fair value of stock options issued to
  nonemployees for services                                                                                                364,380
Purchase of treasury stock
Service cost on prior year options
Net loss
                                                 ------------      ------------    ------------      ------------     ------------
BALANCE AT DECEMBER 31, 2000                                       $                 15,098,844      $     15,099     $ 13,511,343
                                                 ============      ============    ============      ============     ============


                                                     Stock          Deferred                          Accumu-
                                                  subscription       service         Treasury          lated
                                                   receivable         cost             stock          deficit            Total
                                                 ------------     ------------     ------------     ------------     ------------
Balance at January 1, 1999                       $    (10,000)                                      $    (67,165)    $    (22,165)
Reclassification of no par value common
   stock into $.001 common stock                                                                                            1,250
Issuance of common stock in connection
   with private placement                                                                                               2,433,954
Issuance of common stock in connection
   with acquisition of BeFirst Internet
   Corporation
Issuance of common stock for consulting
   and advertising services                                       $   (293,210)                                            56,070
Fair value of options issued for services                             (108,281)                                            36,094
Fair value of stock options issued to
  consultants and nonemployees                                                                                            266,000
Executive compensation                                                                                                     36,000
Receipt of stock subscription                          10,000                                                              10,000
Net loss                                                                                              (1,789,667)      (1,789,667)
                                                 ------------     ------------     ------------     ------------     ------------
Balance at December 31, 1999                                          (401,491)                       (1,856,832)       1,027,536
Issuance of common stock and warrants in
   connection with private placement                                                                                    4,599,332
Issuance of common stock for advertising
   services and note receivable                    (1,251,298)        (594,367)                                         2,579,335
Issuance of common stock for consulting
   services                                                                                                               264,871
Issuance of warrants for metasearch services                          (146,800)                                           440,200
Fair value of stock options issued to
  nonemployees for services                                                                                               364,380
Purchase of treasury stock                                                         $    (82,035)                          (82,035)
Service cost on prior year options                                     401,491                                            401,491
Net loss                                                                                              (8,805,446)      (8,805,446)
                                                 ------------     ------------     ------------     ------------     ------------
BALANCE AT DECEMBER 31, 2000                     $ (1,251,298)    $   (741,167)    $    (82,035)    $(10,662,278)    $    789,664
                                                 ============     ============     ============     ============     ============

The accompanying notes are an integral part of this statement.

                           FindWhat.com and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,



                                                                      2000                   1999
                                                                   -----------           -----------
Cash flows from operating activities
    Net loss                                                       $(8,805,446)          $(1,789,667)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Allowance for doubtful accounts                                 22,559
        Depreciation                                                   309,788                33,405
        Loss on sale of property and equipment                             715
        Stock options granted to nonemployees                          288,580               266,000
        Noncash executive compensation                                                        36,000
        Common shares and warrants issued for services               3,685,897                56,070
        Options issued for services                                     75,800                36,094
        Changes in operating assets and liabilities
           Accounts receivable                                        (343,343)              (89,212)
           Prepaid expenses and other current assets                     9,961               (17,250)
           Other assets                                                (19,645)               (2,595)
           Accounts payable and accrued expenses                     1,039,930               123,425
           Deferred revenue                                             59,211                12,049
           Due to affiliate                                            (59,773)               51,792
                                                                   -----------           -----------

         Net cash used in operating activities                      (3,735,766)           (1,283,889)
                                                                   -----------           -----------

Cash flows from investing activities
    Purchase of equipment                                             (837,506)             (258,806)
    Proceeds from sale of equipment                                      1,000                    --
                                                                   -----------           -----------

         Net cash used in investing activities                        (836,506)             (258,806)
                                                                   -----------           -----------

Cash flows from financing activities
    Net proceeds from private placement                              4,599,332             2,433,954
    Purchase of treasury stock                                         (82,035)
    Payments made on capital leases                                    (36,639)               (1,030)
    Receipt of stock subscription                                                             10,000
                                                                   -----------           -----------

         Net cash provided by financing activities                   4,480,658             2,442,924
                                                                   -----------           -----------

         (DECREASE) INCREASE IN CASH AND
             EQUIVALENTS                                               (91,614)              900,229

Cash and cash equivalents at beginning of period                       906,931                 6,702
                                                                   -----------           -----------

Cash and cash equivalents at end of period                         $   815,317           $   906,931
                                                                   ===========           ===========

Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment            $    51,083           $    14,418
    Stock subscription receivable                                  $ 1,251,298





The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999



NOTE A - NATURE OF BUSINESS

     FindWhat.com was organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, beginning June 17, 1999, conducts its operations through its wholly-owned subsidiary, BeFirst Internet Corporation, a Delaware corporation. On June 17, 1999, the Company changed its name from Collectibles America, Inc. to BeFirst.com. In September 1999, the Company changed its name from BeFirst.com to FindWhat.com.

     FindWhat.com and its subsidiary (collectively, the "Company") are developers and marketers of performance-based advertising services for the Internet. FindWhat.com offers three services: FindWhat.com, a pay-for-position search engine which launched in September 1999, BeFirst.com RankPro, a search engine optimization service and BeFirst.com SearchPro, a search engine submission service. The Company operates in one reportable business segment.


NOTE B - BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of FindWhat.com and its wholly-owned subsidiary, BeFirst Internet Corporation. All material intercompany transactions and accounts have been eliminated in consolidation.

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

     Under accounting principles generally accepted in the United States of America, the Acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by BeFirst Internet Corporation for the net monetary assets of Collectibles (now FindWhat), accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse-acquisition comparative historical financial statements are not those of the "legal acquirer," Collectibles (now FindWhat), but are those of the "accounting acquirer" (BeFirst Internet Corporation).

     Accordingly, the financial statements of FindWhat.com for the period prior to the Acquisition are the historical financial statements of BeFirst Internet Corporation. The basic structure and terms of the

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE B (CONTINUED)

     Acquisition and related events, all of which are deemed to have occurred simultaneously on June 17, 1999, together with the applicable accounting effects, were as follows:

     - FindWhat.com cancelled 8,600,000 unissued shares of common stock and effected a 2-to-1 reverse stock split of its outstanding shares of common stock, resulting in a decrease in the number of outstanding shares to 2,500,000.

     - FindWhat.com issued 1,250,000 post-split shares of common stock in a private placement for $2.00 per share in cash (see Note J).

     - FindWhat.com acquired all of the outstanding shares of common stock of BeFirst Internet Corporation in exchange for 8,750,000 post-split shares of FindWhat.com. The common stock exchanged, in addition to the existing FindWhat.com shares outstanding, collectively resulted in the recapitalization of the Company. Earnings per share ("EPS") calculations include the Company's change in capital structure for all periods presented.

     - The sole officer and director of FindWhat.com was replaced by a board of directors from BeFirst Internet Corporation.

     - The Company adopted a 1999 Stock Incentive Plan (see Note L) for employees.


NOTE C - LIQUIDITY

     The Company's principal sources of liquidity consisted of approximately $800,000 of cash and cash equivalents as of December 31, 2000. Although the Company has no material long-term commitments for capital expenditures, it anticipates an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.

     Subsequent to December 31, 2000, the Company has raised approximately $1.275 million in connection with a private placement of the Company's common stock. Such proceeds will be used to fund obligations pursuant to agreements signed with a strategic partner and for working capital purposes (see Note P). The Company believes that the funds raised, net of the obligations, plus the cash flow expected from operations will be sufficient for the Company to meet its obligations.

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     2.  Equipment and Furniture

         Equipment and furniture are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation expense consists of the depreciation of computer equipment and furniture.

     3.  Revenues

         The Company derives revenues from the following sources: through set-up fees charged to new BeFirst clients, through click-through rates charged for the traffic the BeFirst service generates to its clients' Web sites, through search listing click-throughs and for banner advertisements on the FindWhat.com search engine.

         Set-up fee revenue is recognized ratably over the contract period. Revenue from click-through rates is recognized when generated. Revenue from banner advertisements is recognized ratably over the period of the agreement as services are provided.

     4.  Use of Estimates

         The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     5.  Basic and Diluted Loss Per Share

         Basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. All stock options have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive (See Notes J, K and L.)

         The issuance of 8,750,000 shares as described in Note B has been reflected as of March 27, 1998.

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE D (CONTINUED)

     6.  Deferred Service Costs

         Deferred service costs consist of the value of common stock and stock options issued for services that will be provided to the Company in future periods and are shown as a reduction to stockholders' equity. Such amounts will be expensed as services are received over the contract terms.

     7.  Deferred Revenue

         Deferred revenue represents advance deposits made by the Company's clients against future click-throughs for search listing advertisements on the FindWhat.com search engine. Revenue will be recognized as click-throughs are made to a client's website.

     8.  Accounting for Stock-Based Compensation

         The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee stock options. As opposed to SFAS No. 123, which is a fair value-based method, APB No. 25 provides that compensation expense related to the Company's employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that elect to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123.

     9.  Advertising Costs

         Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2000 and 1999 were approximately $3,057,000 and $136,000, respectively.

    10.  Income Taxes

         The Company utilizes the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE D (CONTINUED)

         expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

    11.  Significant New Accounting Pronouncements

         In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged and specifies detailed criteria to be met to qualify for hedge accounting. SFAS No. 133, as amended by SFAS Nos. 137 and 138, is effective for fiscal years beginning after June 15, 2000. The Company currently does not use derivative instruments as defined by SFAS No.
         133. If it continues to not use these derivative instruments by the effective date, the adoption of this statement will have no effect on the results of operations or the financial position of the Company.


NOTE E - EQUIPMENT AND FURNITURE

         Equipment and furniture at December 31, 2000 consist of the following:

                  Computer equipment                               $   980,621
                  Furniture                                            135,897
                  Equipment under capital lease obligations             65,501
                                                                   -----------
                                                                     1,182,019

                  Less accumulated depreciation                        343,256
                                                                   ----------
                                                                   $   838,763
                                                                   ===========

         Included in accumulated depreciation is $25,645 relating to accumulated depreciation on equipment under capitalized lease obligations. (See Note H-2.)

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, 2000 consist of the following:

                  Accounts payable and other                        $  259,197
                  Professional fees                                    148,730
                  Revenue - share agreements                           683,449
                  Database license                                      83,335
                                                                    ----------

                                                                    $1,174,711
                                                                    ==========


NOTE G - RELATED PARTY TRANSACTIONS

     The Company shares space in New York with WPI Advertising Inc. ("WPI") and through March 2000, shared space in California with V-Lite Corporation ("V-Lite"), whose owners are also shareholders and officers of the Company. The total amount paid to V-Lite for the years ended December 31, 2000 and 1999 was approximately $3,000 and $7,000, respectively.

     Through June 30, 1999, the Company paid a 30% commission to WPI for sales generated by WPI. The commission covered sales costs as well as rent allocation and other administrative costs provided by WPI. These expenses for the period ended December 31, 1999 were approximately $100,000, of which approximately $50,000 is included in general and administrative expenses and $50,000 is included in marketing and sales expenses. Beginning July 1, 1999, the Company hired its own sales staff and entered into a revised arrangement with WPI whereby an allocation of the above-mentioned rent and administrative expenses is apportioned to the Company. The total amount allocated from WPI for the years ended December 31, 2000 and 1999 is approximately $165,200 and $54,000, respectively, which is included in general and administrative expenses. The amount due to WPI at December 31, 1999 of approximately $60,000 was repaid in full during the year ended December 31, 2000.

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

     In November 1999, the Company also hired WPI to purchase airtime to several radio stations on behalf of the Company. Total amount charged to the Company, during the period ended December 31, 1999, was approximately $35,000. No such costs were incurred during the year ended December 31, 2000.

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE H - COMMITMENTS AND CONTINGENCIES

1.       Operating Leases

         The Company leases office space in Florida and California under the terms of operating leases that expire August 31, 2002 and April 30, 2005, respectively. Both leases contain provisions requiring the Company to pay their pro rata share of operating expenses.

         Future minimum payments under noncancellable operating leases consisted of the following at December 31, 2000:

                      2001                               $ 99,000
                      2002                                 94,000
                      2003                                 73,800
                      2004                                 76,400
                      2005                                 25,800
                                                         --------
                                                         $369,000
                                                         ========

         In addition, the Company has entered into service agreements with various Internet providers, all with terms of one year or less. These agreements allow the Company to connect to the Internet with sufficient capacity so that the FindWhat.com Web site can handle current and anticipated traffic.

2.       Capital Leases

         The Company enters into various capital lease agreements for computer equipment. Terms of these leases range from two to three years.

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE H (CONTINUED)

         Total aggregate minimum lease commitments consist of the following at December 31, 2000:

                      2001                                           $ 38,829
                      2002                                             13,291
                      2003                                              3,643
                      2004                                              1,955
                                                                     --------

                      Total minimum lease payments                     57,718

                      Less amount representing interest               (10,638)
                                                                     --------
                      Present value of minimum lease
                          payments                                     47,080

                      Less current portion                            (31,743)
                                                                     --------
                      Capitalized lease obligation, less
                          current portion                            $ 15,337
                                                                     ========



NOTE I - CONCENTRATIONS

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with EAB. In general, through the year, such instruments exceeded the FDIC insurance limit of $100,000.

     During the years ended December 31, 2000 and 1999, one customer provided approximately 11% and 30%, respectively, of the Company's revenues. This customer accounted for 33% of accounts receivable as of December 31, 2000. The loss of this customer, without an appropriate replacement, may have a material effect on the Company's business.

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE J - PRIVATE PLACEMENTS

     In June 1999, a private placement to offer 1,250,000 shares of $.001 par value common stock at a price of $2.00 per share was completed by the Company. The proceeds from the offering were used as follows: (a) upgrades to transactions processing systems; (b) the hiring of additional sales and technical personnel; (c) development of the FindWhat.com search engine, which was launched in September 1999; and (d) purchase of additional computer hardware and software. As a result of the private placement, approximately $66,000 of legal costs were incurred, which were reflected as a reduction to additional paid-in-capital.

     In February 2000, the Company completed a private placement to offer 500,000 shares of common stock for $2 million and warrants to purchase an additional 125,000 shares of common stock at a price of $5.50 per share. These warrants expire on February 11, 2005 and have a fair value of $628,750.

     In September 2000, the Company completed a series of private placements to offer 1,302,500 shares of common stock for approximately $2.6 million and warrants to purchase an additional 1,302,500 shares of common stock at a weighted average exercise price of $2.78 per share. These warrants expire in August and September 2005, and have a fair value of $3,821,600.


NOTE K - EQUITY TRANSACTIONS

     1999 Transactions

     In November 1999, the Company issued 41,750 shares of common stock for outdoor advertising at a closing market price of $3.875 per share. The term of the contract was for four months. Total noncash advertising charges for the years ended December 31, 2000 and 1999 recorded by the Company were $121,335 and $40,445, respectively, which are included in marketing and sales expense.

     In November 1999, the Company issued 50,000 shares of common stock to a consultant of the Company for services at a closing market price of $3.75 per share. The term of the contract is for one year. Total noncash consulting charges for the years ended December 31, 2000 and 1999 recorded by the Company were $171,875 and $15,625, respectively, which are included in product development expenses.

     In November 1999, the Company issued options for the purchase of 150,000 shares of common stock to an investor public relations firm at a price of $3.75 per share. The contract was subsequently terminated in March 2000 and 68,750 option shares vested. Total noncash charges for the years ended December 31, 2000 and 1999 recorded by the Company were $108,281 and $36,094, respectively, which are included in general and administrative expenses.

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE K (CONTINUED)

     2000 Transactions

     1.  Beasley Transaction

         In January 2000, the Company entered into a common stock purchase agreement with Beasley Internet Ventures LLC ("Beasley"), whereby the Company issued 600,000 shares of common stock at $5.00 per share to Beasley in exchange for a note receivable of $3 million. Concurrently, the Company entered into an advertising agreement with Beasley for $3 million of advertising services to be provided over a two-year period. Beasley has the right to offset payment obligations on the note receivable owed to the Company by providing advertising services pursuant to the advertising agreement. Since the value of the stock on the date the agreements were consummated was $7.375 per share, an additional deferred service cost of $1,425,000 was recognized and will be expensed over the contract period. During the year ended December 31, 2000, the Company received $1,748,702 of advertising which reduced the note receivable. The remaining balance on the note receivable at December 31, 2000 of $1,251,298 has been shown as a stock subscription receivable in stockholders' equity. During the year ended December 31, 2000, the Company expensed approximately $831,000 of the deferred service cost.

     2.  Go2Net Transaction

         In March 2000, the Company entered into a one-year agreement with Go2Net, Inc. ("Go2Net"), whereby Go2Net provides the Company with metasearch services, allowing the Company to have its search results incorporated with Go2Net's. In exchange for these services, Go2Net received warrants to purchase 725,000 shares of the Company's common stock at $5.50 per share. Pursuant to the agreement, as the Company issues any additional shares of common stock, options or warrants at an exercise price less than the exercise price of $5.50, then in each case, the exercise price shall be lowered to an amount determined as per the agreement and Go2Net will be entitled to receive an additional number of shares calculated as per the agreement. The value of the warrants will be determined upon completion of the service period. These warrants were valued at approximately $587,000 based on the market price as of December 31, 2000. The expense relating to such warrants, or approximately $440,000, has been charged to operations and reflected in sales and marketing expense for the year ended December 31, 2000. The value of the warrants will be re-measured at each reporting date until the services are completed. As of December 31, 2000, based on adjustments made pursuant to the agreement, the total warrants outstanding were 803,936, with an exercise price of $4.96 per share. In March 2001, the Company amended the agreement and fixed the number of warrants outstanding to 801,839 at an exercise price of $4.97.

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE K (CONTINUED)

     3.  Other Transactions

         In April 2000, the Company issued 7,000 shares of common stock for search result services at a closing market price of $9.00 per share. In June 2000, the Company issued 5,000 shares and 8,000 shares of common stock for promotional and advertising services at a closing market price of $3.00 per share and $2.8125 per share, respectively. All shares pursuant to these agreements vested immediately. The Company recognized an expense of $100,500 on these agreements during the year ended December 31, 2000.

         In August 2000, the Company issued 13,848 shares of common stock for public relations services at a closing market price of $2.125 per share. In September 2000, the Company issued 5,046 shares and 2,696 shares of common stock for public relations services at a closing market price of $3.375 per share and $3.00 per share, respectively, and issued warrants to purchase 25,000 shares of the Company's common stock at a price of $2.50 per share. These warrants have a fair value of $50,500. In October, November and December 2000, the Company issued 9,083 shares, 8,000 shares and 12,308 shares, respectively, for public relations services at a closing market price of $2.50 per share, $1.25 per share and $0.8125 per share, respectively. Total expense recognized for these shares and warrants was approximately $145,000 during the year ended December 31, 2000.


NOTE L - STOCK INCENTIVE PLAN

     In June 1999, the Board of Directors of the Company adopted the 1999 Stock Incentive Plan ("the Plan"). The total number of shares reserved and available for distribution to the Company's key employees, officers, directors, consultants and other agents and advisors under this Plan as of December 31, 1999 were 1,000,000 shares. Awards under the Plan consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards and stock appreciation rights. In January 2000, the Board of Directors of the Company amended the Plan to increase the total number of shares reserved and available for distribution to the Company's key employees, officers, directors, consultants and other agents to 1,975,000 shares, which was approved by the shareholders in July 2000.

     During the years ended December 31, 2000 and 1999, the Company granted 759,500 and 499,501, respectively, options under the terms of the Plan to its employees and 128,000 and 229,712, respectively, options to nonemployees. The options issued for employees in 2000 vest over four years and expire in ten years. The options issued in 1999 have a one-year vesting period and expire in five years. Total expense recognized for stock options given to nonemployees amounted to approximately $306,000 and $266,000, respectively, which is included as a noncash charge in the statements of operations for the years ended December 31, 2000 and 1999.

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE L (CONTINUED)

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

                                                         As reported            Pro forma
                                                         -----------            ---------
         YEAR ENDED DECEMBER 31, 2000
             NET LOSS                                    $(8,805,446)          $(9,159,340)
                                                         ===========           ===========

             LOSS PER SHARE - BASIC AND DILUTED          $     (0.63)          $     (0.65)
                                                         ===========           ===========


         Year ended December 31, 1999
             Net loss                                    $(1,789,667)          $(2,129,541)
                                                         ===========           ===========

             Loss per share - basic and diluted          $     (0.17)          $     (0.20)
                                                         ===========           ===========

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                   For the year
                                               ended December 31,
                                          ------------------------------
                                          2000                      1999
                                          ----                      ----
              Volatility                  168%                      50%
              Risk-free rate                6%                       6%
              Expected life                10 YEARS                  5 years
              Forfeiture rate               0%                       0%
              Expected dividends            0                        0

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE L (CONTINUED)

     The weighted-average fair value of all Plan options granted during the years ended December 31, 2000 and 1999 was $2.83 and $1.22, respectively, and the weighted-average exercise price was $2.91 and $2.30, respectively.

     Stock option activity under the Plan during the years ended December 31, 2000 and 1999 is summarized below:

                                                                      Weighted-
                                                                       average
                                                                      exercise
                                                    Options            price
                                                    -------            -----

              Balance, December 31, 1998                  --           $  --

              Granted                                729,213            2.30
              Canceled                                (6,000)           3.33
                                                   ---------

              Balance, December 31, 1999             723,213

              Granted                                887,500            2.95
              Exercised                              (30,000)           1.06
              Canceled                               (68,000)           5.83
                                                   ---------

              BALANCE, DECEMBER 31, 2000           1,512,713
                                                   =========

     The following table summarizes information concerning currently outstanding and exercisable stock options under the Plan:

                                                   Weighted-
                                                    average             Weighted-                          Weighted-
             Range                                 remaining             average                            average
          of exercise            Number           contractual           exercise            Number          exercise
             price             outstanding        life (years)            price           exercisable        Price
         ------------          -----------        ---------------       ---------       -------------      --------
         $1.00 - $ 3.00         1,179,213             6.21                $ 1.65            660,213          $2.00
          3.01 -   6.00           273,000             9.09                  5.49             48,000           5.50
          6.01 -   9.00            55,500             8.28                  6.62                               N/A
          9.01 -  12.00             5,000             9.22                 12.00                               N/A
                                ---------                                                   -------

                                1,512,713                                                   708,213
                                =========                                                   =======

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE M - DATABASE LICENSE

     In August 1999, the Company acquired a database license from Inktomi, Inc., which requires minimum aggregate payments of $600,000 over the three-year life of the contract. The Company accounts for this license as an executory contract and records expense as the service is provided. As of December 31, 2000 and 1999, the minimum payments of $170,000 and $90,000, respectively, under the license have been expensed.


NOTE N - INCOME TAXES

     At December 31, 2000, the Company had operating loss carryforwards of approximately $9,600,000, expiring through 2020. The future availability of such carryforwards may be limited based on certain changes in stock ownership. For financial statement purposes, a valuation allowance equal to the amount of the net deferred tax asset at December 31, 2000 has been recognized, as the realization of such deferred tax asset is uncertain.

     Components of the Company's deferred tax asset at December 31, 2000 are as follows:

                  Stock option compensation                        $    176,000
                  Deferred service cost                                  43,000
                  Net operating loss carryforwards                    3,827,000
                  Capital expenditures                                   60,000
                                                                   ------------

                                                                      4,106,000
                  Valuation allowance                                (4,106,000)
                                                                   ------------

                  Net deferred tax asset                           $         --
                                                                   ============


NOTE O - FOURTH QUARTER ADJUSTMENT

     During the fourth quarter of the year ended December 31, 2000, the Company recorded a significant adjustment of approximately $7.2 million pertaining to the valuing of the warrants issued to Go2Net (see Note L). The effect of this adjustment was to reduce sales and marketing expense on the statements of operations and decrease deferred service cost and accumulated deficit in stockholders' equity. The effect on a quarterly basis is as follows:

                           FindWhat.com and Subsidiary

                           December 31, 2000 and 1999



NOTE O (CONTINUED)

                                                                                  Net loss
              Three months ended                             Net loss             per share
              ------------------                           -------------          ---------
                                                           - - - - - - (unaudited) - - - - -
              June 30, 2000
                 As reported                               $  (5,048,274)          $(0.37)
                 As adjusted                                  (2,875,274)           (0.21)

              September 30, 2000
                 As reported                                  (4,375,674)           (0.31)
                 As adjusted                                  (2,255,927)           (0.16)


NOTE P - SUBSEQUENT EVENTS

     In March 2001, the Company completed a private placement of its common stock with accredited investors. The Company issued 1,275,000 shares of common stock for $1.00 per share and received gross proceeds of approximately $1.275 million. The Company also issued 191,250 warrants to purchase shares of the Company's common stock at exercise prices ranging from $1.00 to $1.60. These funds will be used to fund obligations pursuant to the agreements described below and for working capital purposes.

     In March 2001, the Company entered into a strategic partnership with Excite@Home ("Excite"). Pursuant to the agreements, Excite will provide placement of the Company's paid search listings on Excite search results, will allow potential advertisers of the Company to be referred to the appropriate section of the Company's website, and will provide the Company advertising on Excite's Internet properties. The Company is required to pay Excite commissions after certain revenue thresholds are met, as determined and calculated in the agreement.