Form 10QSB/A
period 2000-06-30
FINDWHAT COM INC
filed 2001-04-20
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM 10-QSB/A NO. 1


(Mark One)

|X| QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

         For the quarterly period ended June 30, 2000.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from.............to.............


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  FindWhat.com

                            CONDENSED BALANCE SHEETS


                                                                                  JUNE 30,        December 31,
                                     ASSETS                                         2000             1999
                                                                                 -----------      -----------
                                                                                 (UNAUDITED)
                                                                           (AS RESTATED, NOTE K)
CURRENT ASSETS
    Cash and cash equivalents                                                    $   344,233      $   906,931
    Accounts receivable, net of allowance for doubtful accounts of $22,136 and $0 at June 30, 2000 and December 31,
       1999, respectively                                                            172,816           97,675
    Prepaid expenses and other current assets                                         19,298           17,250
                                                                                 -----------      -----------
         Total current assets                                                        536,347        1,021,856

EQUIPMENT, FURNITURE AND FIXTURES - NET                                              797,639          242,429

OTHER ASSETS                                                                          42,240            2,595
                                                                                 -----------      -----------

         Total assets                                                            $ 1,376,226      $ 1,266,880
                                                                                 ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                        $   892,546      $   134,773
    Current portion of capital lease obligation                                       41,582            7,025
    Deferred income                                                                  150,850           31,402
    Due to affiliate                                                                  14,675           59,781
                                                                                 -----------      -----------

         Total current liabilities                                                 1,099,653          232,981

Capital lease obligation, less current portion                                        25,517            6,363
                                                                                 -----------      -----------

         Total liabilities                                                         1,125,170          239,344

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized, 500,000 shares;
       none issued and outstanding
    Common stock, $.001 par value; authorized, 50,000,000 shares;
      issued and outstanding, 13,715,363 shares at June 30, 2000
      and 12,591,750 shares at December 31, 1999                                      13,715           12,592
    Additional paid-in capital                                                    11,654,143        3,273,267
    Deferred service costs                                                        (4,630,845)        (401,491)
    Accumulated deficit                                                           (6,785,957)      (1,856,832)
                                                                                 -----------      -----------

         Total stockholders' equity                                                  251,056        1,027,536
                                                                                 -----------      -----------

         Total liabilities and stockholders' equity                              $ 1,376,226      $ 1,266,880
                                                                                 ===========      ===========

The accompanying notes are an integral part of these statements.FindWhat.com

                       CONDENSED STATEMENTS OF OPERATIONS



                                                    For the six months ended          For the three months ended
                                                             June 30,                           June 30,
                                                   ---------------------------        ---------------------------
                                                       2000            1999              2000              1999
                                                   -----------      ----------        -----------       ---------
                                                   (UNAUDITED)      (unaudited)       (UNAUDITED)       (unaudited)
                                               (AS RESTATED, NOTE K)              (AS RESTATED, NOTE K)
Revenues                                           $   590,528      $  217,504        $   373,804       $ 130,047
Cost of revenues                                       411,464          56,444            257,976          32,813
                                                   -----------      ----------        -----------       ---------

       Gross profit                                    179,064         161,060            115,828          97,234

Operating expenses
  Sales and marketing                                2,860,105          71,763          1,984,927          59,081
  General and administrative                         2,027,567         306,464            867,126         283,849
  Product development                                  252,208          61,308            152,088          36,385
                                                   -----------      ----------        -----------       ---------

       Total operating expenses                      5,139,880         439,535          3,004,141         379,315
                                                   -----------      ----------        -----------       ---------

       Loss from operations                         (4,960,816)       (278,475)        (2,888,313)       (282,081)

Interest income, net                                    31,691           3,941             13,039           3,941
                                                   -----------      ----------        -----------       ---------

       NET LOSS                                    $(4,929,125)     $ (274,534)       $(2,875,274)      $(278,140)
                                                   ===========      ==========        ===========       =========

Loss per share - basic and diluted                 $     (0.36)     $   (0.03)        $     (0.21)      $   (0.03)
                                                   ===========      ==========        ===========       =========

Unaudited pro forma information (i):
  Increase in officer salaries                                      $  180,000                          $  90,000
                                                                    ==========                          =========

  Pro forma net loss after increase in
     officer salaries                                               $ (454,534)                         $(368,140)
                                                                    ==========                          =========

  Pro forma loss per share after increase
     in officer salaries                                            $    (0.05)                         $   (0.04)
                                                                    ==========                          =========

Weighted-average number of common
  shares outstanding                                13,526,010       9,019,337         13,705,286       9,285,714
                                                   ===========      ==========        ===========       =========


 (i) The supplemental pro forma information is provided to show the impact of the addition of salaries with three officers of the Company effective July 1, 1999. The pro forma adjustments reflect salary increases effective July 1, 1999 as if the salaries had been effective March 27, 1998 (date of inception).

The accompanying notes are an integral part of these statements.

                                  FindWhat.com

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                              (As restated, Note K)


                                                 Common stock,
                                                $.001 par value          Additional     Deferred
                                              --------------------         paid-in       service      Accumulated
                                                Shares     Amount          capital        cost          deficit           Total
                                              ----------   -------       -----------   -----------    -----------      ----------
Balance at December 31, 1999                  12,591,750   $12,592       $ 3,273,267   $  (401,491)   $(1,856,832)     $1,027,536



Issuance of common stock in connection
   with private placement                        500,000       500         1,993,832                                    1,994,332
Issuance of common stock for advertising
   Services                                      600,000       600         4,424,400    (3,407,275)                     1,017,725
Issuance of warrants for metasearch
   services                                                                1,508,645    (1,131,645)                       377,000
Issuance of common stock for consulting
   and other advertising services                 23,613        23           140,119       (78,125)                        62,017
Fair value of stock options granted to
  consultants and nonemployees                                               288,580                                      288,580
Fair value of options issued for services                                     25,300       (13,800)                        11,500
Deferred service cost                                                                      401,491                        401,491

Net loss                                                                                               (4,929,125)     (4,929,125)
                                              ----------   -------       -----------   -----------    -----------      ----------

Balance at June 30, 2000 (unaudited)          13,715,363   $13,715       $11,654,143   $(4,630,845)   $(6,785,957)     $  251,056
                                              ==========   =======       ===========   ===========    ===========      ==========


The accompanying notes are an integral part of this statement.

                                  FindWhat.com

                       CONDENSED STATEMENTS OF CASH FLOWS

                     For the six months ended June 30, 2000
                                   (unaudited)

                              (As restated, Note K)

Cash flows from operating activities
    Net loss                                                        $(4,929,125)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Allowance for doubtful accounts                                  22,136
        Depreciation                                                    120,558
        Common stock and warrants issued for services, net            1,858,333
        Stock options granted to nonemployees                           288,580
        Options issued for services, net                                 11,500
        Changes in operating assets and liabilities
           Accounts receivable                                          (97,277)
           Other current assets                                          (2,048)
           Other assets                                                 (39,645)
           Accounts payable and accrued expenses                        757,774
           Deferred income                                              119,488
           Due to affiliate                                             (45,106)
                                                                    -----------
         Net cash used in operating activities                       (1,934,832)
                                                                    -----------
Cash flows from investing activities
    Purchase of equipment                                              (605,577)
                                                                    -----------
Cash flows from financing activities
    Gross proceeds from private placement                             2,000,000
    Payment of financing costs                                           (5,669)
    Payments made on capital leases                                     (16,620)
                                                                    -----------

         Net cash provided by financing activities                    1,977,711
                                                                    -----------

         DECREASE IN CASH AND CASH
             EQUIVALENTS                                               (562,698)

Cash and cash equivalents at beginning of period                        906,931
                                                                    -----------

Cash and cash equivalents at end of period                          $   344,233
                                                                    ===========

Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment             $    70,330


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

                                  FindWhat.com

NOTE D - EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consist of the following:

                                                    JUNE 30,        December 31,
                                                     2000               1999
                                                   ---------          --------
Computer equipment                                 $ 755,087          $193,921
Furniture and fixtures                               135,355            67,835
Leased equipment                                      61,500            14,418
                                                   ---------          --------

                                                     951,942           276,174
Less accumulated depreciation                       (154,303)          (33,745)
                                                   ---------          --------

                                                   $ 797,639          $242,429
                                                   =========          ========


NOTE E - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                     JUNE 30,       December 31,
                                                       2000             1999
                                                     --------         --------
Accounts payable and other                           $126,733         $ 64,818
Professional fees                                     298,030           24,955
Database license                                       45,000           45,000
Internet costs                                        422,783
                                                     --------         --------

                                                     $892,546         $134,773
                                                     ========         ========

                                  FindWhat.com

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

                                  FindWhat.com

NOTE I (CONTINUED)


     In March 2000, the Company entered into a one-year agreement with Go2Net, Inc. ("Go2Net"), whereby Go2Net provides the Company with metasearch services, allowing the Company to have its search results incorporated with Go2Net's. In exchange for these services, Go2Net received warrants to purchase 725,000 shares of the Company's common stock at $5.50 per share. Pursuant to the agreement, as the Company issues any additional shares of common stock, options or warrants at an exercise price less than the exercise price of $5.50, then in each case, the exercise price shall be lowered to an amount determined as per the agreement and Go2Net will be entitled to receive an additional number of shares calculated as per the agreement. The value of the warrants will be determined upon completion of the service period. These warrants were valued at approximately $1,509,000 based on the market price as of June 30, 2000. The expense relating to such warrants, or approximately $377,000, has been charged to operations and reflected in sales and marketing expense for the six months ended June 30, 2000. The value of the warrants will be re-measured at each reporting date until the services are completed. As of June 30, 2000, based on adjustments made pursuant to the agreement, the total warrants outstanding were 725,310, with an exercise price of $5.50 per share. (See Note K)


     In April 2000, the Company issued 7,000 shares of common stock for services at a closing market price of $9.00 per share. In June 2000, the Company issued 5,000 shares and 8,000 shares of common stock for services at a closing market price of $3.00 per share and $2.8125 per share, respectively.


NOTE J - STOCK INCENTIVE PLAN

     In January 2000, the Board of Directors of the Company amended its 1999 Stock Incentive Plan to increase the total number of shares reserved and available for distribution to the Company's key employees, officers, directors, consultants and other agents to 1,900,000 shares. It was approved by the shareholders in July 2000.



NOTE K - RESTATEMENT

     The Company's previously reported statement of operations for the three and six months ended June 30, 2000 have been restated to reflect a significant adjustment to the valuing of the warrants issued to Go2Net (see Note I). The effect of this adjustment was to reduce sales and marketing expense on the statement of operations and deferred service cost and accumulated deficit in stockholders' equity. The effect of this adjustment for the three and six months ended June 30, 2000 is as follows:

                                  FindWhat.com

NOTE K (CONTINUED)

                                                                          Net loss
            Three months ended                         Net loss           per share
            ------------------                       -------------        ---------
                                                     - - - - - (unaudited) - - - -
              June 30, 2000
                 As reported                         $(5,048,274)         $(0.37)
                 As adjusted                          (2,875,274)          (0.21)

            Six months ended
            ----------------
              June 30, 2000
                 As reported                          (7,102,125)         $(0.53)
                 As adjusted                          (4,929,125)          (0.36)

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

         We have a limited operating history. We began offering our BeFirst.com service in March 1998. Our FindWhat.com search engine was commercially launched in September 1999, but generated immaterial revenues in the fiscal year ended December 31, 1999. Our services have achieved only limited market acceptance to date. Our losses for the six months ended June 30, 2000 and the year ended December 31, 1999 were $4,929,125 and $1,789,667, respectively.

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

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of:

         o revenue-sharing or other arrangements with our FindWhat.com affiliates,
         o advertising expenditures for the FindWhat.com search engine, such as radio, outdoor and banner advertising campaigns and sponsorships,
         o promotional expenditures, including proprietary contests to attract consumers to the FindWhat.com web site and sponsorships of seminars, trade shows and expos,
         o tele-marketing and other expenses to attract advertisers to our services,
         o        fees to marketing and public relations firms, and
         o payroll and related expenses for personnel engaged in marketing, customer service and sales functions.

With the exception of sales personnel salaries, most of our sales and marketing expenses relate to the FindWhat.com search engine.


         Our sales and marketing expense was $1,984,927 for the three months ended June 30, 2000 compared to $59,081 for the three months ended June 30, 1999. Sales and marketing expense was $2,860,105 for the six months ended June 30, 2000 compared to $71,763 for the six months ended June 30, 1999. Until June 30, 1999, an affiliate employed our sales force and we reimbursed the affiliate by paying a commission. As of July 1, 1999, the members of our sales force became our direct employees. The increase in sales and marketing expense was related primarily to an increase in sales force compensation due to hiring our sales force directly and expanding the number of marketing, customer service, and sales employees, along with expenses not incurred during the six months ended June 30, 1999, including spending to advertise and promote the FindWhat.com search engine, costs to attract advertisers to our services, fees to our public relations firm, non-cash stock compensation expense, and revenue-sharing and other fees paid to affiliates. Revenue-sharing and other fees paid to affiliates represents the largest component of our operating expenses. We have issued shares of common stock or warrants to purchase shares of common stock to several of our advertising vendors and affiliates in lieu of cash payments. We record non-cash charges over the terms of our contracts with these vendors and affiliates. These non-cash charges, along with non-cash stock compensation expense, totaled $1,131,688 for the three months ended June 30, 2000, and $1,723,802 for the six months ended June 30, 2000, consisting primarily of warrant grants to our largest affiliate, Go2Net, Inc., as well as stock grants to national outdoor and radio companies for billboards and radio commercial time during the period, and option grants to individuals who have assisted us with relationships with affiliates and media companies. We did not have any non-cash charges for the six months ended June 30, 1999, except for $38,300 in non-cash stock option compensation expense, which was expensed in the month of June 1999. We believe that continued investment in sales and marketing, including attracting consumers and advertisers to utilize the FindWhat.com search engine and attracting affiliates to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.


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

         NET LOSS


         As a result of the factors described above, we incurred a net loss of $2,875,274 for the three months ended June 30, 2000 compared to a net loss of $278,140 for the three months ended June 30, 1999. The net loss for the three months ended June 30, 2000 included $1,193,563 of non-cash stock option compensation expense and non-cash charges other than depreciation, compared to $211,000 in non-cash stock option compensation expense and non-cash charges other than depreciation for the three months ended June 30, 1999. We incurred a net loss of $4,929,125 for the six months ended June 30, 2000 compared to a net loss of $274,534 for the six months ended June 30, 1999. The net loss for the six months ended June 30, 2000 included $2,158,413 of non-cash stock option compensation expense and non-cash charges other than depreciation, compared to $211,000 in non-cash stock option compensation expense and non-cash charges other than depreciation for the six months ended June 30, 1999.


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

         Net cash provided by financing activities totaled approximately $1,978,000 for the six months ended June 30, 2000. In February 2000, the Company completed a private placement of our common stock with an accredited investor. The Company issued 500,000 shares of common stock for $4.00 per share and received gross proceeds of $2.0 million. We also issued the investor 125,000 warrants to purchase our common stock at an exercise price of $5.50 per share.

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

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 FINDWHAT.COM


Date: April 20, 2001             By:  /s/ Phillip R. Thune
                                     ---------------------
                                          Phillip R. Thune
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)