Form 10QSB/A
period 2000-09-30
FINDWHAT COM INC
filed 2001-04-20
CIK 1094808

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

            For the transition period from.............to............


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

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                  FindWhat.com

                            CONDENSED BALANCE SHEETS


                                                                                SEPTEMBER 30,      December 31,
                                     ASSETS                                         2000              1999
                                                                                 -----------       -----------
                                                                                 (UNAUDITED)
                                                                             (AS RESTATED, NOTE M)
CURRENT ASSETS
    Cash and cash equivalents                                                    $ 2,198,183       $   906,931
    Accounts receivable, net of allowance for doubtful accounts of $11,050 and $0 at September 30, 2000 and December 31,
       1999, respectively                                                            137,901            97,675
    Prepaid expenses and other current assets                                         17,019            17,250
                                                                                 -----------       -----------
         Total current assets                                                      2,353,103         1,021,856

EQUIPMENT, FURNITURE AND FIXTURES - NET                                              777,422           242,429

OTHER ASSETS                                                                          42,240             2,595
                                                                                 -----------       -----------

         Total assets                                                            $ 3,172,765       $ 1,266,880
                                                                                 ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                        $   911,069       $   134,773
    Current portion of capital lease obligation                                       35,608             7,025
    Deferred income                                                                  146,525            31,402
    Due to affiliate                                                                   1,716            59,781
                                                                                 -----------       -----------

         Total current liabilities                                                 1,094,918           232,981

Capital lease obligation, less current portion                                        21,022             6,363
                                                                                 -----------       -----------

         Total liabilities                                                         1,115,940           239,344
STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized, 500,000 shares;
       None issued and outstanding
    Common stock, $.001 par value; authorized, 50,000,000 shares; Issued and outstanding, 15,039,453 shares at September 30, 2000
      and 12,591,750 shares at December 31, 1999                                      15,040            12,592
    Additional paid-in capital                                                    14,554,219         3,273,267
    Deferred service costs                                                        (3,470,550)         (401,491)
    Accumulated deficit                                                           (9,041,884)       (1,856,832)
                                                                                 -----------       -----------

         Total stockholders' equity                                                2,056,825         1,027,536
                                                                                 -----------       -----------

         Total liabilities and stockholders' equity                              $ 3,172,765       $ 1,266,880
                                                                                 ===========       ===========



The accompanying notes are an integral part of these statements.

                                  FindWhat.com

                       CONDENSED STATEMENTS OF OPERATIONS


                                                     For the nine months ended       For the three months ended
                                                           September 30,                    September 30,
                                                   ----------------------------      ----------------------------
                                                      2000             1999              2000             1999
                                                   -----------      -----------      -----------      -----------
                                                   (UNAUDITED)      (unaudited)      (UNAUDITED)      (unaudited)
                                              (AS RESTATED, NOTE M)              (AS RESTATED, NOTE M)
Revenues                                           $ 1,307,225      $   330,429      $   716,697      $   112,925
Cost of revenues                                       724,751          304,419          313,287          247,975
                                                   -----------      -----------      -----------      -----------

       Gross profit (loss)                             582,474           26,010          403,410         (135,050)

Operating expenses
  Sales and marketing                                4,694,034          161,162        1,833,930           89,399
  General and administrative                         2,754,638          721,001          727,070          414,537
  Product development                                  355,133          100,808          102,925           39,500
                                                   -----------      -----------      -----------      -----------

       Total operating expenses                      7,803,805          982,971        2,663,925          543,436
                                                   -----------      -----------      -----------      -----------

       Loss from operations                         (7,221,331)        (956,961)      (2,260,515)        (678,486)

Interest income, net                                    36,279           31,918            4,588           27,977
                                                   -----------      -----------      -----------      -----------

       NET LOSS                                    $(7,185,052)     $  (925,043)     $(2,255,927)     $  (650,509)
                                                   ===========      ===========      ===========      ===========

Loss per share - basic and diluted                 $     (0.52)     $     (0.09)     $     (0.16)     $     (0.05)
                                                   ===========      ===========      ===========      ===========

Unaudited pro forma information (i):
  Increase in officer salaries                                      $   180,000                       $    90,000
                                                                    ===========                       ===========

  Pro forma net loss after increase in officer
    salaries                                                        $(1,105,043)                      $  (740,509)
                                                                    ===========                       ===========

  Pro forma loss per share after increase
    in officer salaries                                             $     (0.11)                      $     (0.06)
                                                                    ===========                       ===========

Weighted-average number of common
  shares outstanding                                13,731,626       10,192,308       14,138,387       12,500,000
                                                   ===========      ===========      ===========      ===========


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

                                  FindWhat.com

                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

                              (As restated, Note M)

                                                   Common stock,
                                                  $.001 par value         Additional      Deferred
                                              -----------------------       paid-in        service        Accumulated
                                                Shares        Amount        Capital          cost           Deficit        Total
                                              ----------      -------     -----------     -----------     -----------   -----------
Balance at December 31, 1999                  12,591,750      $12,592     $ 3,273,267     $  (401,491)    $(1,856,832)  $ 1,027,536



Issuance of common stock in connection
   with private placement                        500,000          500       1,993,832                                     1,994,332
Issuance of common stock in connection
   with private placement                      1,302,500        1,303       2,603,697                                     2,605,000
Issuance of common stock for advertising
   services                                      600,000          600       4,424,400      (2,564,516)                    1,860,484
Issuance of warrants for metasearch
   services                                                                 1,700,000        (851,050)                      848,950
Issuance of common stock for consulting
   and other advertising services                 45,203           45         194,643         (31,250)                      163,438
Fair value of stock options granted to
   consultants and nonemployees                                               288,580                                       288,580
Fair value of options issued for services                                      75,800         (23,734)                       52,066
Deferred service cost                                                                         401,491                       401,491

Net loss                                                                                                  (7,185,052)    (7,185,052)
                                              ----------      -------     -----------     -----------     -----------   -----------

Balance at September 30, 2000 (unaudited)     15,039,453      $15,040     $14,554,219     $(3,470,550)    $(9,041,884)  $ 2,056,825
                                              ==========      =======     ===========     ===========     ===========   ===========


The accompanying notes are an integral part of this statement.

                                  FindWhat.com

                       CONDENSED STATEMENTS OF CASH FLOWS

                  For the nine months ended September 30, 2000
                                   (unaudited)
                              (As restated, Note M)


Cash flows from operating activities
    Net loss                                                        $(7,185,052)
    Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities
        Allowance for doubtful accounts                                  11,050
        Depreciation                                                    207,920
        Common stock and warrants issued for services, net            3,274,364
        Stock options granted to nonemployees                           288,580
        Options issued for services, net                                 52,066
        Changes in operating assets and liabilities
           Accounts receivable                                          (51,276)
           Other current assets                                             231
           Other assets                                                 (39,645)
           Accounts payable and accrued expenses                        776,296
           Deferred income                                              115,123
           Due to affiliate                                             (58,065)
                                                                    -----------
         Net cash used in operating activities                       (2,608,408)
                                                                    -----------
Cash flows from investing activities
    Purchase of equipment                                              (672,583)
                                                                    -----------
Cash flows from financing activities
    Gross proceeds from private placement                             4,605,000
    Payment of financing costs                                           (5,669)
    Payments made on capital leases                                     (27,088)
                                                                    -----------

         Net cash provided by financing activities                    4,572,243
                                                                    -----------

         (DECREASE) INCREASE IN CASH AND
             EQUIVALENTS                                              1,291,252

Cash and cash equivalents at beginning of period                        906,931
                                                                    -----------

Cash and cash equivalents at end of period                          $ 2,198,183
                                                                    ===========

Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment             $    70,330


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

                                  FindWhat.com

NOTE C - EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consist of the following:

                                                SEPTEMBER 30,       December 31,
                                                    2000               1999
                                                 ----------          --------
Computer equipment                               $  821,689          $193,921
Furniture and fixtures                              135,897            67,835
Leased equipment                                     61,500            14,418
                                                 ----------          --------

                                                  1,019,086           276,174
Less accumulated depreciation                      (241,664)          (33,745)
                                                 ----------          --------

                                                 $  777,422          $242,429
                                                 ==========          ========


NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                    SEPTEMBER 30,      December 31,
                                                       2000               1999
                                                     --------           --------
Accounts payable and other                           $224,020           $ 64,818
Professional fee                                      343,497             24,955
Database license                                       16,667             45,000
Internet costs                                        326,885
                                                     --------           --------

                                                     $911,069           $134,773
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

                                  FindWhat.com

NOTE H (CONTINUED)


     In March 2000, the Company entered into a one-year agreement with Go2Net, Inc. ("Go2Net"), whereby Go2Net provides the Company with metasearch services, allowing the Company to have its search results incorporated with Go2Net's. In exchange for these services, Go2Net received warrants to purchase 725,000 shares of the Company's common stock at $5.50 per share. Pursuant to the agreement, as the Company issues any additional shares of common stock, options or warrants at an exercise price less than the exercise price of $5.50, then in each case, the exercise price shall be lowered to an amount determined as per the agreement and Go2Net will be entitled to receive an additional number of shares calculated as per the agreement. The value of the warrants will be determined upon completion of the service period. These warrants were valued at approximately $1,700,000 based on the market price as of September 30, 2000. The expense relating to such warrants, or approximately $848,950, has been charged to operations and reflected in sales and marketing expense for the nine months ended September 30, 2000. The value of the warrants will be re-measured at each reporting date until the services are completed. As of September 30, 2000, based on adjustments made pursuant to the agreement, the total warrants outstanding were 801,839, with an exercise price of $4.97 per share. (See Note M)


     In April 2000, the Company issued 7,000 shares of common stock for services at a closing market price of $9.00 per share. In June 2000, the Company issued 5,000 shares and 8,000 shares of common stock for services at a closing market price of $3.00 per share and $2.8125 per share, respectively.

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

                                  FindWhat.com

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


NOTE L - LIQUIDITY

     The Company has incurred substantial losses from operations and had used, rather than provided, cash in its operations during the nine months ended September 30, 2000

     The Company's principal sources of liquidity consisted of approximately $2.2 million of cash and cash equivalents as of September 30, 2000. Although the Company has no material long-term commitments for capital expenditures, it anticipates an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. The Company will require additional financing to meet anticipated liquidity needs over the next 12 months. There can be no assurance that any anticipated or future financing arrangements will be available in amounts or on terms acceptable, if at all.

                                  FindWhat.com

NOTE M - RESTATEMENT

     The Company's previously reported statement of operations for the three and nine months ended September 30, 2000 have been restated to reflect a significant adjustment to the valuing of the warrants issued to Go2Net (see Note H). The effect of this adjustment was to reduce sales and marketing expense on the statement of operations and deferred service cost and accumulated deficit in stockholders' equity. The effect of this adjustment for the three and nine months ended September 30, 2000 is as follows:

                                                                                 Net loss
              Three months ended                             Net loss            per share
              ------------------                           -------------         ---------
                                                           - - - - - (unaudited) - - - - -
              September 30, 2000
                 As reported                               $ (4,375,674)          $(0.31)
                 As adjusted                                 (2,255,927)           (0.16)

              Nine months ended
              -----------------
              September 30, 2000
                 As reported                                (11,436,102)           (0.83)
                 As adjusted                                 (7,185,052)           (0.52)

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


         Our sales and marketing expense was $1,833,390 for the three months ended September 30, 2000 compared to $89,399 for the three months ended September 30, 1999. Sales and marketing expense was $4,694,034 for the nine months ended September 30, 2000 compared to $161,162 for the nine months ended September 30, 1999. Until June 30, 1999, an affiliate employed our sales force and we reimbursed the affiliate by paying a commission. As of July 1, 1999, the members of our sales force became our direct employees. The increase in sales and marketing expense was related primarily to an increase in sales force compensation due to hiring our sales force directly and expanding the number of marketing, customer service, and sales employees, along with expenses not incurred during the nine months ended September 30, 1999, including spending to advertise and promote the

FindWhat.com search engine, costs to attract advertisers to our services, fees to our public relations firm, and revenue-sharing and other fees paid to affiliates. Revenue-sharing and other fees paid to affiliates represents the largest component of our operating expenses. We have issued shares of common stock or warrants to purchase shares of common stock to several of our advertising vendors and affiliates in lieu of cash payments. We record non-cash charges over the terms of our contracts with these vendors and affiliates. These non-cash charges, along with non-cash stock compensation expense, totaled $1,343,698 for the three months ended September 30, 2000, and $3,067,500 for the nine months ended September 30, 2000, consisting primarily of warrant grants to our largest affiliate, Go2Net, Inc., as well as stock grants to national outdoor and radio companies for billboards and radio commercial time during the period, and option grants to individuals who have assisted us with relationships with affiliates and media companies. We did not have any non-cash charges for the nine months ended September 30, 1999, except for $38,300 in non-cash stock option compensation expense, which was expensed in the month of June 1999. We believe that continued investment in sales and marketing, including attracting consumers and advertisers to utilize the FindWhat.com search engine and attracting affiliates to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.


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

         NET LOSS


         As a result of the factors described above, we incurred a net loss of $2,255,927 for the three months ended September 30, 2000 compared to a net loss of $650,509 for the three months ended September 30, 1999. The net loss for the three months ended September 30, 2000 included $1,456,697 of non-cash stock option compensation expense and non-cash charges described above (there were no similar non-cash charges for the three months ended September 30, 1999). Without these non-cash charges, our net loss for the three months ended September 30, 2000 would have been $799,231. We incurred a net loss of $7,185,052 for the nine months ended September 30, 2000 compared to a net loss of $925,043 for the nine months ended September 30, 1999. The net loss for the nine months ended September 30, 2000 included $3,615,110 of non-cash stock option compensation expense and non-cash charges described above, compared to $211,000 in similar non-cash charges for the nine months ended September 30, 1999. Without these non-cash charges, our net loss would have been $3,569,942 for the nine months ended September 30, 2000 and $714,043 for the nine months ended September 30, 1999.


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


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

         o general economic and business conditions, both nationally and in our markets,
         o        our history of losses,
         o our expectations and estimates concerning future financial performance, financing plans and the impact of competition,
         o        our ability to implement our growth strategy,
         o        anticipated trends in our business,
         o        advances in technologies, and
         o other risk factors set forth in our filings with the Securities and Exchange Commission, which are incorporated herein by reference.

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


                               Number of Shares Voted
----------------------------------------------------------------------------------
        FOR                 AGAINST             ABSTAINED           NOT VOTED
----------------------------------------------------------------------------------
     8,908,037               52,750                600               1,061,925
----------------------------------------------------------------------------------


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



                                 FINDWHAT.COM


Date:    April 20, 2001          By:  /s/ Phillip R. Thune
                                      --------------------
                                          Phillip R. Thune
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)