Form 10QSB
period 2001-03-31
FINDWHAT COM INC
filed 2001-05-15
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

      For the quarterly period ended March 31, 2001.


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



         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 16,380,177 shares of common, $.001 par value as of March 31, 2001.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FindWhat.com and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,               December 31,
                                   ASSETS                                              2001                     2000
                                                                                   -------------            ------------
                                                                                    (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                                      $     863,208            $    815,317
    Accounts receivable, less allowance for doubtful accounts of
       $22,559 at March 31, 2001 and December 31, 2000, respectively                     529,416                 418,459
    Prepaid expenses and other current assets                                          1,015,846                   7,289
                                                                                   -------------            ------------

         Total current assets                                                          2,408,470               1,241,065

EQUIPMENT AND FURNITURE - NET                                                            928,262                 838,763

OTHER ASSETS                                                                              26,159                  22,240
                                                                                   -------------            ------------

         Total assets                                                              $   3,362,891            $  2,102,068
                                                                                   =============            ============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $   1,135,864            $  1,174,711
    Current portion of capital lease obligations                                          26,930                  31,743
    Deferred revenue                                                                     171,724                  90,613
                                                                                   -------------            ------------

         Total current liabilities                                                     1,334,518               1,297,067

Capital lease obligationS, less current portion                                            9,953                  15,337
                                                                                   -------------            ------------

         Total liabilities                                                             1,344,471               1,312,404
                                                                                   -------------            ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500,000 shares; none issued and outstanding                                       --                     --
    Common stock, $.001 par value; authorized, 50,000,000 shares;
      16,387,177 and 15,098,844 shares issued, respectively                               16,387                  15,099
    Additional paid-in capital                                                        15,585,437              13,511,343
    Stock subscription receivable                                                        --                   (1,251,298)
    Deferred service costs                                                              (107,087)               (741,167)
    Treasury stock; 7,000 shares, at cost                                                (82,035)                (82,035)
    Accumulated deficit                                                              (13,394,282)            (10,662,278)
                                                                                   -------------            ------------

         Total stockholders' equity                                                    2,018,420                 789,664
                                                                                   -------------            ------------

         Total liabilities and stockholders' equity                                $   3,362,891            $  2,102,068
                                                                                   =============            ============

The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the three months ended
                                                                                             March 31,
                                                                               --------------------------------------
                                                                                   2001                     2000
                                                                                ----------               -----------
                                                                                (unaudited)              (unaudited)

Revenues                                                                        $ 2,563,332              $   216,725
Cost of revenues                                                                    506,230                  153,488
                                                                                -----------              -----------

         Gross profit                                                             2,057,102                   63,237
                                                                                -----------              -----------

Operating expenses
    Sales and marketing                                                           3,002,276                  875,178
    General and administrative                                                      745,305                1,160,441
    Product development                                                              48,427                  100,121
    Loss on sale of advertising contract                                            996,382                  --
                                                                                -----------              -----------

    Total operating expenses                                                      4,792,390                2,135,740
                                                                                -----------              -----------

    Loss from operations                                                         (2,735,288)              (2,072,503)

    Interest income, net                                                              3,284                   18,652
                                                                                -----------              -----------

         NET LOSS                                                               $(2,732,004)             $(2,053,851)
                                                                                ===========              ===========

Loss per share - basic and diluted                                                   $(0.18)                  $(0.15)
                                                                                     ======                   ======

Weighted-average number of common
    shares outstanding                                                           15,264,751               13,346,735
                                                                                 ==========               ==========


The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the three months ended
                                                                                             March 31,
                                                                               --------------------------------------
                                                                                   2001                     2000
                                                                               --------------           ------------
                                                                                (unaudited)              (unaudited)
Cash flows from operating activities
    Net loss                                                                    $(2,732,004)              $(2,053,851)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Depreciation                                                                108,965                    43,871
        Equity-based compensation                                                 1,439,378                   964,851
        Loss on sale of advertising contract                                        996,382                   --
        Changes in operating assets and liabilities
           Accounts receivable                                                     (110,957)                  (32,827)
           Prepaid expenses and other current assets                             (1,008,557)                  (78,668)
           Other assets                                                              (3,919)                  (20,000)
           Accounts payable and accrued expenses                                    (38,847)                  399,282
           Deferred income                                                           81,111                    40,731
           Due to affiliate                                                         --                        (38,388)
                                                                                -----------               -----------
         Net cash used in operating activities                                   (1,268,448)                 (774,999)
                                                                                -----------               -----------
Cash flows from investing activities
    Purchase of equipment                                                          (198,464)                 (296,402)
                                                                                -----------               -----------
Cash flows from financing activities
    Net proceeds from private placements                                          1,275,000                 1,994,331
    Proceeds from sale of advertising contract                                      250,000                   --
    Payments made on capital leases                                                 (10,197)                   (5,651)
                                                                                -----------               -----------

         Net cash provided by financing activities                                1,514,803                 1,988,680
                                                                                 ----------               -----------

         INCREASE IN CASH AND CASH
             EQUIVALENTS                                                             47,891                   917,279

Cash and cash equivalents at beginning of period                                    815,317                   906,931
                                                                                -----------               -----------

Cash and cash equivalents at end of period                                      $   863,208               $ 1,824,210
                                                                                ===========               ===========

Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment                         $     --                  $    48,088


The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2001 and 2000
                                   (unaudited)

NOTE A - NATURE OF BUSINESS

     FindWhat.com was organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, beginning June 17, 1999, conducted its operations through its wholly-owned subsidiary, BeFirst Internet Corporation, a Delaware corporation. On June 17, 1999, the Company changed its name from Collectibles America, Inc. to BeFirst.com. In September 1999, the Company changed its name from BeFirst.com to FindWhat.com ("FindWhat" or the "Company").

     FindWhat.com and its subsidiary (collectively, the "Company") are developers and marketers of performance-based advertising services for the Internet. FindWhat offers three services: FindWhat.com, a pay-for-position search engine which launched in September 1999, BeFirst.com RankPro, a search engine optimization service, and BeFirst.com SearchPro, a search engine submission service. The Company operates in one reportable business segment.


NOTE B - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly FindWhat.com's financial position as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements need to be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2000, which were included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2001.

     Results of the interim period are not necessarily indicative of results that may be expected for the entire year.

                           FindWhat.com and Subsidiary

                             March 31, 2001 and 2000
                                   (unaudited)



NOTE C - PER SHARE DATA

      The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, as the Company generated net losses in all periods presented, common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants are not reflected in diluted net loss per share because such shares are anti-dilutive. An aggregate of 4,631,649 and 1,904,963 outstanding stock options and warrants as of March 31, 2001 and March 31, 2000, respectively, were excluded from the loss per share calculation because the effect would be anti-dilutive.

NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                                   March 31,        December 31,
                                                     2001               2000
                                                  ----------        ------------

      Prepaid revenue sharing                      $ 999,000           $   --
      Other                                           16,846            7,289
                                                  ----------           ------

                                                  $1,015,846           $7,289
                                                  ==========           ======


     The prepaid revenue sharing represents amounts paid pursuant to agreements with a distribution partner for advertising and distribution of the Company's search results that under generally accepted accounting principles are classified as prepaid revenue sharing payments relating to the agreement to distribute search results.

                           FindWhat.com and Subsidiary

                             March 31, 2001 and 2000
                                   (unaudited)



NOTE E - EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consist of the following:

                                                          March 31,         December 31,
                                                            2001               2000
                                                         ----------         ------------
      Computer equipment                                 $1,182,026          $  984,621
      Furniture                                             113,710             112,650
      Equipment under capital lease obligations              84,748              84,748
                                                         ----------          ----------

                                                          1,380,484           1,182,019
      Less accumulated depreciation                         452,222             343,256
                                                         ----------          ----------

                                                         $  928,262          $  838,763
                                                         ==========          ==========



NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                              March 31,          December 31,
                                                2001                2000
                                             ----------          -----------
      Accounts payable and other             $  392,812          $  259,197
      Professional fees                         110,908             148,730
      Revenue - share agreements                498,808             683,449
      Database license                          133,336              83,335
                                             ----------          ----------

                                             $1,135,864          $1,174,711
                                             ==========          ==========

                           FindWhat.com and Subsidiary

                             March 31, 2001 and 2000
                                   (unaudited)

NOTE G - PRIVATE PLACEMENT

     In March and April 2001, the Company completed a private placement of its common stock with accredited investors. The Company issued 1,350,000 shares of common stock for $1.00 per share and received gross proceeds of approximately $1.35 million. The Company also issued 202,500 warrants to purchase shares of the Company's common stock at exercise prices ranging from $1.00 to $1.52. Of these amounts, 1,275,000 shares of common stock and 191,250 warrants were issued as of March 31, 2001 for gross proceeds of approximately $1.275 million.


NOTE H - COMMON STOCK AND STOCK OPTIONS ISSUED

     Beasley Transaction

     In January 2000, the Company entered into a common stock purchase agreement with Beasley Internet Ventures LLC ("Beasley"), whereby the Company issued 600,000 shares of common stock at $5.00 per share to Beasley in exchange for a note receivable of $3 million. Concurrently, the Company entered into an advertising agreement with Beasley for $3 million of advertising services to be provided over a two-year period. Beasley has the right to offset payment obligations on the note receivable owed to the Company by providing advertising services pursuant to the advertising agreement. Since the value of the stock on the date the agreements were consummated was $7.375 per share, an additional deferred service cost of $1,425,000 was recognized and was being expensed over the contract period. The remaining balance on the note receivable at December 31, 2000 of $1,251,298 was shown as a stock subscription receivable in stockholders' equity.

     In March 2001, the Company sold the remaining unused advertising value and the stock subscription receivable under the agreements to a third party for $250,000 in cash and issued the purchaser a warrant to purchase 125,000 shares of common stock valued at $172,500. Prior to the sale of the unused advertising and stock subscription receivable, the Company recognized $771,783 and $466,180 of expense for the three months ended March 31, 2001 and 2000, respectively, which is included in sales and marketing expense on the statement of operations. In addition, the Company recognized an expense of approximately $996,000 in the three months ended March 31, 2001, which is shown as "Loss on sale of advertising contract" on the statement of operations.

                           FindWhat.com and Subsidiary

                             March 31, 2001 and 2000
                                   (unaudited)



NOTE H (CONTINUED)

     Go2Net Transaction

In March 2000, the Company entered into a one-year agreement with Go2Net, Inc. ("Go2Net"), whereby Go2Net provides the Company with metasearch services, allowing the Company to have its search results incorporated with Go2Net's. In exchange for these services, Go2Net received warrants to purchase 725,000 shares of the Company's common stock at $5.50 per share. Pursuant to the agreement, as the Company issued any additional shares of common stock, options or warrants at an exercise price less than the exercise price of $5.50, then in each case, the exercise price was lowered to the amount determined as per the agreement and Go2Net was entitled to receive an additional number of shares calculated per the agreement. The value of the warrants was determined upon completion of the service period. The expense relating to such warrants was approximately $642,000 and $0 for the three months ended March 31, 2001 and 2000, respectively, and has been charged to operations and reflected in sales and marketing expense. The value of the warrants was remeasured at each reporting date until the services were completed in March 2001. In March 2001, the Company amended the agreement and fixed the number of warrants outstanding to 801,839 at an exercise price of $4.97.

     Other

In February 2001, the Company issued a warrant to purchase 125,000 shares of our common stock at $1.00 per share. The fair market value of the warrant was $122,500 and will be expensed over one year, the term of the consulting agreement. As of March 31, 2001, approximately $107,200 has been shown as deferred service cost in stockholders' equity.

NOTE I - EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with certain executive officers effective March 15, 2001. The agreements have an initial term of one year, after which each will renew automatically for additional one year periods on the same terms and conditions, unless either party to the agreement provides notice to the other of an intention not to extend it prior to the end of its term. The employment agreements provide for minimum annual base salaries of $180,000 for each executive. The employment agreements require the Company to compensate the executives and provide them with certain benefits if their employment is terminated before the agreements expire. The compensation and benefits the executives are entitled to receive upon termination of employment vary depending on whether their employment is terminated: (1) by the Company without "cause";
(2) by the Company for "cause," or by the executive for "good reason"; (3) involuntarily due to death or disability; or (4) by the executive without "good reason."

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

         The FindWhat.com search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. They can enter their query through the search box located at www.FindWhat.com or through the search areas of any of our distribution partners. Our search engine then displays a selection of Web sites related to that query. Through our open, automated, proprietary bidding process, advertisers can determine the placement of their listing in response to any given query. This is accomplished by allowing our advertisers to submit bids for the amount they will pay for each visitor who clicks-through to their Web sites. The highest bidder receives the first listing with all other bidders listed in descending bid order. Each advertiser pays us the amount of its bid whenever a consumer clicks on the advertiser's listing in the FindWhat.com search results. We believe that the FindWhat.com search engine is an efficient system for advertisers - they pay only for prospects that come to their site. They can insure that those prospects are qualified by picking only those keywords that are most relevant to their business. Advertisers can choose exactly how much they are willing to pay per prospect, thereby maintaining precise control over the placement of their listings in the FindWhat.com search results and their cost of customer acquisition. Unlike traditional online advertising alternatives, which charge based on impressions or page views, our advertisers only pay for performance, defined as a visitor who reaches their Web site. We distribute our search results to many third-party search engines, including Excite, Webcrawler, CNET's Search.com, and InfoSpace's MetaCrawler and Dogpile, and share with them the revenue we generate from click-throughs on our results by their users. These third-party sites show our results to provide more varied listings to their users and to derive additional revenue from their traffic. Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. The following table charts the number of paid click-throughs per quarter and the average revenue per paid click-through for the FindWhat.com search engine since January 1, 2000 (revenue from the FindWhat.com search engine prior to 2000 was immaterial):

                                             Q1 2000         Q2 2000        Q3 2000        Q4 2000         Q1 2001
                                             -------         -------        -------        -------         -------
Paid Click-throughs                         1,200,000       3,800,000      5,600,000      13,200,000     22,900,000
Avg. Revenue per Paid Click-through           $0.06           $0.07          $0.11          $0.11           $0.10

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

         We believe that our FindWhat.com search engine will be more attractive to advertisers as more consumers and businesses access our listings while searching the Internet, and our paid listings will be more relevant to these Internet users as more advertisers bid for placement in our search results. The largest component of our expenses consists of costs incurred to attract consumers and businesses to our search listings, either through our distribution partners or via our Web site at www.FindWhat.com. To date, we have primarily attracted Internet users through our distribution partners, who list some or all of our search listings on their Web sites, as well as through marketing to attract visitors to our Web site, including online and offline advertising. We expect to continue to rely upon these sources for a significant proportion of the searches conducted on our service. Our future success is dependent upon reducing our click-through acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues we will be required to incur a significant expansion of our operations, including hiring additional management and staff. These actual and proposed increases in marketing and personnel will significantly increase our operating expenses.

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


RESULTS OF OPERATIONS

         Our fiscal year runs from January 1 through December 31. We began offering our BeFirst.com(SM) search engine optimization service in March 1998, we commercially launched our FindWhat.com(SM) search engine in September 1999, and we began offering our BeFirst.com(SM) search engine submission service in November 2000. As a result of these factors, comparisons between the three months ended March 31, 2001 and the three months ended March 31, 2000 have limited meaning.

         REVENUE

         Revenue for the three months ended March 31, 2001 increased to $2,563,332 compared to $216,725 for the three months ended March 31, 2000. The increase was primarily the result of growth in revenue from the FindWhat.com search engine, along with growth from our BeFirst RankPro service. Revenue from the FindWhat.com search engine represented approximately 84% of total revenue for the three months ended March 31, 2001. We expect that revenue from the FindWhat.com search engine will represent an increasing percentage of total revenue in future periods.

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

         Cost of revenues increased to $506,230 for the three months ended March 31, 2001 from $153,488 for the three months ended March 31, 2000. The increase was primarily due to an increase in personnel and consultant costs for our BeFirst RankPro service and higher expenses for the FindWhat.com search engine. We anticipate cost of revenues will continue to increase as our traffic and number of advertisers increase.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of:

         o revenue-sharing or other arrangements with our FindWhat.com distribution partners,
         o advertising expenditures for the FindWhat.com search engine, such as radio, outdoor and banner advertising campaigns and sponsorships,
         o promotional expenditures, including proprietary contests to attract consumers to the FindWhat.com Web site and sponsorships of seminars, trade shows and expos,
         o telemarketing and other expenses to attract advertisers to our services,
         o        fees to marketing and public relations firms, and
         o payroll and related expenses for personnel engaged in marketing, customer service and sales functions.

With the exception of sales personnel salaries, most of our sales and marketing expenses relate to the FindWhat.com search engine.

         Our sales and marketing expense was $3,002,276 for the three months ended March 31, 2001 compared to $875,178 for the three months ended March 31, 2000. The increase in sales and marketing expense was related primarily to increases in: revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, including non-cash equity based compensation; personnel costs due to expanding the number of business development, marketing, customer service, and sales employees; and radio advertising expenditures to market the FindWhat.com service, which consisted entirely of non-cash equity based compensation. Revenue-sharing and other fees paid to distribution partners, along with radio advertising expenditures, represent the largest component of our operating expenses. We believe that continued investment in sales and marketing, including attracting Internet users and advertisers to utilize the FindWhat.com search engine and attracting distribution partners to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future, except for radio and other offline advertising expenditures, which we expect to decrease.

         General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. General and administrative expenses decreased to $745,305 for the three months ended March 31, 2001 from $1,160,441 for the three months ended March 31, 2000. The decrease in general and administrative expenses was primarily due to decreases in non-cash stock compensation expense, fees for professional services, and public company expenses and fees. These decreases were offset in part by increases in facilities costs, insurance, and depreciation. We expect general and administrative expenses to increase in the future as we expand our staff and incur additional costs related to the growth of our business and compliance with the reporting obligations of a public company.

         Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our FindWhat.com and BeFirst.com services, consulting fees to technical consultants, depreciation for related equipment, and license fees for software used in product development. Product development expenses were $48,427 for the three months ended March 31, 2001 compared to $100,121 for the three months ended March 31, 2000. The decrease was a result of a decrease in consulting services, partially offset by increases in compensation expense and depreciation. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

         Loss on Sale of Advertising Contract. Since January 2000, Sales and Marketing expense has included non-cash charges related to the issuance of 600,000 shares of common stock to a national radio group in return for radio advertising time to promote the FindWhat.com search engine. The common stock had a value of $4,425,000 at the time of issuance, and was being expensed as the radio time was being used. As of March 30, 2001, $3,351,118 had been expensed in this fashion. On March 30, 2001, a third party paid $250,000 in cash in return for the remaining radio time and a warrant to purchase 125,000 shares of common stock. The warrant was valued at $172,500. As a result of this transaction, a loss of $996,382 was recorded in the three months ended March 31, 2001 for the sale of the radio advertising contract, which is shown as "Loss on sale of advertising contract" on the statement of operations.

         INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases. Net interest income was $3,284 for the three months ended March 31, 2001 compared to $18,652 for the three months ended March 31, 2000. The decrease in interest income was due to lower average cash and cash equivalent balances and higher interest payments on capital leases. Our interest expense consists primarily of interest on capital leases.

         NET LOSS

         As a result of the factors described above, we incurred a net loss of $2,732,004 for the three months ended March 31, 2001 compared to a net loss of $2,053,851 for the three months ended March 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through private placements of equity securities and the reliance on affiliated businesses owned by our executive officers. Through March 2001, we have raised $8.45 million through private equity financings and $250,000 through the sale of radio advertising time which we previously acquired through the issuance of common stock. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert
D. Brahms. We have been billed our pro rata share of applicable expenses.

         Net cash used in operating activities totaled approximately $1,268,000 for the three months ended March 31, 2001. The net cash used during the three months ended March 31, 2001 was primarily attributable to a net loss of $2,732,004, an increase in pre-paid expenses of approximately $1,009,000, and an increase in accounts receivable of approximately $111,000, primarily offset by non-cash charges related to stock, option, and warrant grants to service providers and non-employees totaling approximately $1,439,000 and loss on the sale of an advertising contract of approximately $996,000.

         Net cash used in investing activities totaled approximately $198,000 for the three months ended March 31, 2001, and consisted of capital expenditures for equipment.

         Net cash provided by financing activities totaled approximately $1,515,000 the three months ended March 31, 2001. In March and April 2001, we completed a private placement of common stock with accredited investors. We issued 1,350,000 shares of common stock for $1.00 per share and received gross proceeds of approximately $1.35 million. We also issued 202,500 warrants to purchase shares of our common stock at exercise prices ranging from $1.00 to $1.52. Of these amounts, 1,275,000 shares of common stock and 191,250 warrants were issued as of March 31, 2001 for gross proceeds of approximately $1.275 million. In March 2001, we sold the remaining portion of an advertising contract for $250,000 in cash and issued the purchaser a warrant to purchase 125,000 shares of common stock.

         Our principal sources of liquidity consisted of approximately $863,208 of cash and cash equivalents as of March 31, 2001. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that the net proceeds from our private placements and the sale of an advertising contract, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.


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

         In March 2001, in a private placement to accredited investors, we issued 1,275,000 shares of our common stock at $1.00 per share, accompanied by warrants to purchase an additional 191,250 shares at an average exercise price of $1.10 per share. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rule 506 promulgated thereunder.

         In March 2001, we issued a warrant to purchase 125,000 shares of our common stock to the purchaser of unused radio advertising time with a purchase price of $1.00 per share. In the opinion of FindWhat.com, the issuance of these warrants was exempt pursuant to Section 4(2) of the Securities Act and the rules promulgated thereunder.

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

2.1* Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation, Collectibles America, Inc. and Mick Jardine.

3.1*        Articles of Incorporation of FindWhat.com (f/k/a Collectibles
            America, Inc.)

3.2*        By-laws of FindWhat.com

3.3***      Audit Committee Charter

10.1*****   Executive Employment Agreement between FindWhat.com and Craig A
            Pisaris-Henderson

10.2* Lease Agreement by and between Cambridge Management Associates and BeFirst.com Inc.

10.3*****   Executive Employment Agreement between FindWhat.com and Courtney P.
            Jones

10.4*       BeFirst 1999 Stock Incentive Plan

10.5*       Form of Incentive Stock Option Agreement

10.6*       Form of Non-Qualified Stock Option Agreement

10.7(R)**** Search Result Agreement, dated March 29, 2000, between the
            Registrant and Mamma.com.

10.8*****   Executive Employment Agreement between FindWhat.com and Robert D.
            Brahms

10.9*** Advertising Agreement, dated January 14, 2000, between the Registrant and Beasley Internet Ventures, LLC.

10.10       Executive Employment Agreement between FindWhat.com and Anthony
            Garcia.

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

*****Incorporated by reference to the exhibit previously filed on April 2, 2001 to FindWhat.com's Form 10-KSB for the year ended December 31, 2000.

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


                                       FINDWHAT.COM

Date: May 15, 2001                     By:  /s/ Phillip R. Thune
                                            -----------------------------------
                                                Phillip R. Thune
                                                Chief Operating Officer and
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial and
                                                Accounting Officer)