Form 10QSB
period 2001-06-30
FINDWHAT COM INC
filed 2001-08-03
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

      For the quarterly period ended June 30, 2001.


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from.............to...............


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



     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 16,455,177 shares of common, $.001 par value as of June 30, 2001.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           FindWhat.com and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            JUNE 30,       December 31,
                                   ASSETS                                     2001            2000
                                                                          ------------     ------------
                                                                          (UNAUDITED)
CURRENT ASSETS
    Cash and cash equivalents                                             $  2,021,406    $    815,317
    Accounts receivable, less allowance for doubtful accounts of
       $32,500 at June 30, 2001 and $22,500 at December 31, 2000,
       respectively                                                            298,362         418,459
    Prepaid expenses and other current assets                                  633,894           7,289
                                                                          ------------    ------------

         Total current assets                                                2,953,662       1,241,065

EQUIPMENT AND FURNITURE - NET                                                  892,419         838,763

OTHER ASSETS                                                                    56,159          22,240
                                                                          ------------    ------------

         Total assets                                                     $  3,902,240    $  2,102,068
                                                                          ============    ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                 $  1,340,704    $  1,174,711
    Current portion of capital lease obligations                                20,684          31,743
    Deferred revenue                                                           274,488          90,613
                                                                          ------------    ------------

         Total current liabilities                                           1,635,876       1,297,067

Capital lease obligationS, less current portion                                  8,470          15,337
                                                                          ------------    ------------
         Total liabilities                                                   1,644,346       1,312,404
                                                                          ------------    ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500,000 shares; none issued and outstanding                                --              --
    Common stock, $.001 par value; authorized, 50,000,000
      shares; 16,462,177 and 15,098,844 shares issued,
      respectively                                                              16,462          15,099
    Additional paid-in capital                                              15,660,362      13,511,343
    Stock subscription receivable                                                 --        (1,251,298)
    Deferred service costs                                                     (76,462)       (741,167)
    Treasury stock; 7,000 shares, at cost                                      (82,035)        (82,035)
    Accumulated deficit                                                    (13,260,433)    (10,662,278)
                                                                          ------------    ------------

         Total stockholders' equity                                          2,257,894         789,664
                                                                          ------------    ------------

         Total liabilities and stockholders' equity                       $  3,902,240    $  2,102,068
                                                                          ============    ============

The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the six months ended        For the three months ended
                                                         June 30                           June 30,
                                                ---------------------------     --------------------------
                                                    2001           2000             2001            2000
                                                ------------    -----------     ------------   -----------
                                                        (unaudited)                     (unaudited)
Revenues                                        $  7,003,421    $    590,528    $  4,440,089   $    373,804
Cost of revenues                                   1,040,890         411,464         534,660        257,976
                                                ------------    ------------    ------------   ------------

       Gross profit                                5,962,531         179,064       3,905,429        115,828

Operating expenses
  Sales and marketing                              5,941,147       2,860,105       2,938,871      1,984,927
  General and administrative                       1,541,386       2,027,567         796,081        867,126
  Product development                                 96,855         252,208          48,428        152,088
  Loss on sale of advertising contract               996,382            --              --             --
                                                ------------    ------------    ------------   ------------

       Total operating expenses                    8,575,770       5,139,880       3,783,380      3,004,141
                                                ------------    ------------    ------------   ------------

       Income (loss) from operations              (2,613,239)     (4,960,816)        122,049     (2,888,313)

Interest income, net                                  15,084          31,691          11,800         13,039
                                                ------------    ------------    ------------   ------------

       NET INCOME (LOSS)                        $ (2,598,155)   $ (4,929,125)   $    133,849   $ (2,875,274)
                                                ============    ============    ------------   ============

Income (loss) per share
  Basic                                         $      (0.16)   $      (0.36)   $       0.01   $      (0.21)
                                                ============    ============    ============   ============
  Diluted                                       $      (0.16)   $      (0.36)   $       0.01   $      (0.21)
                                                ============    ============    ============   ============

Weighted-average number of common
  shares outstanding
     Basic                                        15,860,214      13,526,010      16,449,133     13,705,286
                                                ============    ============    ============   ============
     Diluted                                      15,860,214      13,526,010      17,059,326     13,705,286
                                                ============    ============    ============   ============


The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended June 30, 2000
                                   (unaudited)


                                                                  For the six months ended
                                                                           June 30,
                                                                  ---------------------------
                                                                     2001            2000
                                                                  ------------   ------------
                                                                           (unaudited)
Cash flows from operating activities
    Net loss                                                      $(2,598,155)   $(4,929,125)
    Adjustments to reconcile net loss to net cash used in
      operating activities
        Allowance for doubtful accounts                                 9,900         22,136
        Depreciation                                                  168,766        120,558
        Equity-based compensation                                   1,470,003      2,146,913
        Loss on sale of advertising contract                          996,382           --
        Options issued for services, net                                 --           11,500
        Changes in operating assets and liabilities
           Accounts receivable                                        110,197        (97,277)
           Other current assets                                      (516,713)        (2,048)
           Other assets                                               (33,919)       (39,645)
           Accounts payable and accrued expenses                      165,993        757,774
           Deferred revenue                                           183,875        119,488
           Due to affiliate                                              --          (45,106)
                                                                  -----------    -----------
         Net cash used in operating activities                        (43,671)    (1,934,832)
                                                                  -----------    -----------
Cash flows from investing activities
    Purchase of equipment                                            (272,372)      (605,577)
    Loan to shareholder                                               (59,942)          --
                                                                  -----------    -----------

         Net cash used in investing activities                       (332,314)      (605,577)
                                                                  -----------    -----------
Cash flows from financing activities
    Gross proceeds from private placement                           1,350,000      2,000,000
    Payment of financing costs                                           --           (5,669)
    Payments made on capital leases                                   (17,926)       (16,620)
    Proceeds from sale of advertising contract                        250,000           --
                                                                  -----------    -----------
         Net cash provided by financing activities                  1,582,074      1,977,711
                                                                  -----------    -----------
         INCREASE (DECREASE) IN CASH AND CASH
             EQUIVALENTS                                            1,206,089       (562,698)

Cash and cash equivalents at beginning of period                      815,317        906,931
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 2,021,406    $   344,233
                                                                  ===========    ===========

Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment           $      --      $    70,330


The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000
                                   (unaudited)



NOTE A - NATURE OF BUSINESS

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


NOTE B - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly FindWhat.com's financial position as of June 30, 2001 and the results of its operations and its cash flows for the six and three months ended June 30, 2001 and 2000. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements need to be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2000, which were included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission (the "SEC") on April 2, 2001.

     Results of the interim period are not necessarily indicative of results that may be expected for the entire year.


NOTE C - PER SHARE DATA

     The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Under the provisions of SFAS No. 128, basic income
     (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted income (loss) per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are in the money

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000
                                   (unaudited)



NOTE C (CONTINUED)

     and convertible to common shares, such as options and warrants, unless antidilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of income (loss) per share:


                                                               Six months ended                    Three months ended
                                                                   June 30,                             June 30,
                                                     ---------------------------------   --------------------------------
                                                            2001              2000              2001             2000
                                                     ---------------   ---------------   ---------------     -----------
    Weighted-average number of common
        outstanding - basic                              15,860,214        13,526,010        16,449,133       13,705,826

    Dilution from stock option plan and
        dilution from warrants issued                                                           610,193
                                                     ---------------    ---------------   ---------------     -----------


    Weighted-average number of common
        shares and common share equivalents
        outstanding - diluted                            15,860,214        13,526,010        17,059,326       13,705,826
                                                     ===============    ===============   ===============     ===========

     An aggregate of 2.0 million options and warrants which have been granted are excluded from the calculation of earnings per share for the six and three months ended June 30, 2000 and 5.1 million options and warrants which have been granted are also excluded for the calculation of earnings per share for the six months ended June 30, 2001, since they were considered antidilutive.


NOTE D - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist of the following:

                                                JUNE 30,          December 31,
                                                  2001                2000
                                                --------          ------------

Prepaid revenue sharing                         $549,450          $   --
Shareholder loan receivable                       60,000              --
Other                                             24,444            7,289
                                                --------          -------

                                                $633,894          $ 7,289
                                                ========          =======

     The prepaid revenue sharing represents amounts paid pursuant to an agreement with a distribution partner for advertising and distribution of the Company's search results. Under US GAAP this item is classified as prepaid revenue-sharing payments, which is being amortized over its expected useful life of six months.

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000
                                   (unaudited)



NOTE D (CONTINUED)

     In June 2001, the Company advanced $60,000 to an officer and shareholder of the Company. The loan accrues interest at a rate of 7% per annum maturing on May 31, 2002. Such amount has been included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of June 30, 2001.


NOTE E - PRIVATE PLACEMENT

     In March and April 2001, the Company completed a private placement of its common stock with accredited investors. The Company issued 1,350,000 shares of common stock for $1.00 per share and received gross proceeds of approximately $1.35 million. In connection therewith, the Company also issued 202,500 warrants to purchase shares of the Company's common stock at exercise prices ranging from $1.00 to $1.52.


NOTE F - COMMON STOCK AND STOCK OPTIONS ISSUED

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

     In March 2001, the Company sold the remaining unused advertising value and the stock subscription receivable under the agreements to a consultant for $250,000 in cash and issued a warrant to purchase 125,000 shares of common stock valued at $172,500. Prior to the sale of the unused advertising and stock subscription receivable, the Company recognized $771,783 of expense for the quarter ended March 30, 2001. In addition, the Company recognized an expense of approximately $996,000 in March 2001, which is shown as "Loss on sale of advertising contract" on the statement of operations.

     Go2Net Transaction

     In March 2000, the Company entered into a one-year agreement with Go2Net, Inc. ("Go2Net"), whereby Go2Net provides the Company with metasearch services, allowing the Company to have its

                           FindWhat.com and Subsidiary

                             June 30, 2001 and 2000
                                   (unaudited)



NOTE F (CONTINUED)

     search results incorporated with Go2Net's. In exchange for these services, Go2Net received warrants to purchase 725,000 shares of the Company's common stock at $5.50 per share. Pursuant to the agreement, as the Company issued any additional shares of common stock, options or warrants at an exercise price less than the exercise price of $5.50, then in each case, the exercise price was lowered to the amount determined as per the agreement and Go2Net was entitled to receive an additional number of shares calculated per the agreement. The value of the warrants was determined upon completion of the service period and has been charged to operations and reflected in sales and marketing expense. The value of the warrants was remeasured at each reporting date until the services were completed in March 2001. In March 2001, the Company amended the agreement and fixed the number of warrants outstanding to 801,839 at an exercise price of $4.97.

     Other

     In February 2001, the Company issued a warrant to purchase 125,000 shares of the common stock at $1.00 per share for consulting services. The fair market value of the warrant was $122,500 and is being amortized over one year, the term of the consulting agreement. As of June 30, 2001, approximately $76,000 has been shown as deferred service cost in stockholders' equity.


NOTE G - EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with three executive officers effective March 15, 2001. The agreements have an initial term of one year, after which each will renew automatically for additional one-year periods on the same terms and conditions, unless either party to the agreement provides notice to the other of an intention not to extend it prior to the end of its term. The employment agreements provide for minimum annual base salaries of $180,000 for each executive. The employment agreements require the Company to compensate the executives and provide them with certain benefits if their employment is terminated before the agreements expire. The compensation and benefits the executives are entitled to receive upon termination of employment vary depending on whether their employment is terminated: (1) by the Company without "cause";
     (2) by the Company for "cause," or by the executive for "good reason"; (3) involuntarily due to death or disability; or (4) by the executive without "good reason."

     In addition, the Company entered into an employment agreement with an executive officer effective April 23, 2001. All the above conditions apply, except that this agreement does not contain a renewal clause and the minimum base salary is $125,000.

                           FindWhat.com and Subsidiary

                             June 30, 2001 and 2000
                                   (unaudited)



NOTE H - STOCK INCENTIVE PLAN

     On June 11, 2001, the Company's shareholders approved an amendment increasing the number of shares available for issuance under the Company's 1999 Stock Incentive Plan from 1,975,000 to 4,200,000 shares and increasing the number of shares an individual employee can receive from 600,000 to 1,000,000.

     During the six months ended June 30, 2001, the Company issued approximately 825,000 options under this plan at prices ranging from $1.00 to $2.00 per share.

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

-    drive qualified traffic to Internet Web sites, and

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

         The FindWhat.com search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. They can enter their query through the search box located at www.FindWhat.com or through the search areas of any of our distribution partners. Our search engine then displays a selection of Web sites related to that query. Through our open, automated, proprietary bidding process, advertisers can determine the placement of their listing in response to any given query. This is accomplished by allowing our advertisers to submit bids for the amount they will pay for each visitor who clicks-through to their Web sites. The highest bidder receives the first listing with all other bidders listed in descending bid order. Each advertiser pays us the amount of its bid whenever a consumer clicks on the advertiser's listing in the FindWhat.com search results. We believe that the FindWhat.com search engine is an efficient system for advertisers - they pay only for prospects that come to their site. They can insure that those prospects are qualified by picking only those keywords that are most relevant to their business. Advertisers can choose exactly how much they are willing to pay per prospect, thereby maintaining precise control over the placement of their listings in the FindWhat.com search results and their cost of customer acquisition. Unlike traditional online advertising alternatives, which charge based on impressions or page views, our advertisers only pay for performance, defined as a visitor who reaches their Web site. We distribute our search results to many third-party search engines, including Excite, Webcrawler, CNET's Search.com, and InfoSpace's MetaCrawler and Dogpile, and share with them the revenue we generate from click-throughs on our results by their users. These third-party sites show our results to provide more varied listings to their users and to derive additional revenue from their traffic. Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. The following table charts the number of paid click-throughs per quarter and the average revenue per paid click-through for the FindWhat.com search engine since January 1, 2000 (revenue from the FindWhat.com search engine prior to 2000 was immaterial):

                                                   Avg. Revenue
                                                     per Paid
                    Paid Click-throughs           Click-through
                    -------------------           -------------

Q1 2000                1,200,000                       $0.06
Q2 2000                3,800,000                       $0.07
Q3 2000                5,600,000                       $0.11
Q4 2000               13,200,000                       $0.11
Q1 2001               22,900,000                       $0.10
Q2 2001               33,300,000                       $0.13

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

         We believe that our FindWhat.com search engine will be more attractive to advertisers as more consumers and businesses access our listings while searching the Internet, and our paid listings will be more relevant to these Internet users as more advertisers bid for placement in our search results. The largest component of our expenses consists of costs incurred to attract consumers and businesses to our search listings, either through our distribution partners or via our Web site at www.FindWhat.com. To date, we have primarily attracted Internet users through our distribution partners, who list some or all of our search listings on their Web sites. We expect to continue to rely upon distribution partners for most of the searches conducted on our service. Our future success is dependent upon reducing our click-through acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues we will be required to incur a significant expansion of our operations, including hiring additional management and staff. These actual and proposed increases in marketing and personnel will significantly increase our operating expenses.

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


RESULTS OF OPERATIONS

         Our fiscal year runs from January 1 through December 31. We began offering our BeFirst.com(SM) search engine optimization service in March 1998, we commercially launched our FindWhat.com(SM) search engine in September 1999, and we began offering our BeFirst.com(SM) search engine submission service in November 2000. As a result of these factors, comparisons between the three and six months ended June 30, 2001 and the three and six months ended June 30, 2000 have limited meaning.

         REVENUE

         Revenue for the three months ended June 30, 2001 increased to $4,440,089 compared to $373,804 for the three months ended June 30, 2000. Revenue for the six months ended June 30, 2001 increased to $7,003,421 compared to $590,528 for the six months ended June 30, 2000. The increase was primarily the result of increased revenue from the FindWhat.com search engine. Revenue from the FindWhat.com search engine represented approximately 93% of total revenue for the three months ended June 30, 2001, and approximately 90% of total revenue for the six months ended June 30, 2001. We currently expect that revenue from the FindWhat.com search engine will continue to represent over 90% of total revenue in future periods.

         COST OF REVENUES

         Cost of revenues consists primarily of costs associated with designing and maintaining our web sites and providing the BeFirst.com service, fees paid to outside service providers that provide our unpaid listings, credit card processing fees, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our web sites include salaries of related personnel, depreciation of web site equipment, co-location charges for our web site equipment and software license fees. Costs associated with providing the BeFirst.com service include salaries of related personnel, payments to consultants, and web site domain registration expenses for clients.

         Cost of revenues increased to $534,660 for the three months ended June 30, 2001 from $257,976 for the three months ended June 30, 2000. Cost of revenues was $1,040,890 for the six months ended June 30, 2001, compared to $411,464 for the six months ended June 30, 2000. The increase was primarily due to the expansion of the FindWhat.com search engine and increased costs related to our BeFirst.com service, including an increase in consultants and personnel associated with providing the BeFirst.com service. We anticipate cost of revenues will continue to increase as our traffic and number of advertisers increase.

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

Almost all of our sales and marketing expenses relate to the FindWhat.com search engine.

         Our sales and marketing expense was $2,938,871 for the three months ended June 30, 2001 compared to $1,984,927 for the three months ended June 30, 2000. Sales and marketing expense was $5,941,147 for the six months ended June 30, 2001 compared to $2,860,105 for the six months ended June 30, 2000. The increase in sales and marketing expense was related primarily to increased revenue-sharing and other fees paid to distribution partners, along with expanding the number of marketing, customer service, and sales employees, and higher fees to our public relations firm. These increases were offset by decreases in radio and outdoor promotional activities, non-cash stock compensation expense, and outsourced telemarketing expenses. Revenue-sharing and other fees paid to distribution partners represent the largest component of our operating expenses. We believe that continued investment in sales and marketing, including attracting consumers and advertisers to utilize the FindWhat.com search engine and attracting additional distribution partners to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. General and administrative expenses decreased to $796,081 for the three months ended June 30, 2001 from $867,126 for the three months ended June 30, 2000. General and administrative expenses decreased to $1,541,386 for the six months ended June 30, 2001 from $2,027,567 for the six months ended June 30, 2000. The decrease in general and administrative expenses was primarily due to decreases in costs associated with being a public company, and decreased professional and recruiting fees, offset by higher administrative and executive headcount and salaries along with related expenses associated with the hiring of personnel; increased rent and other office expenses; and increases in general corporate expenses. The decrease in general and administrative expenses for the six months ended June 30, 2001 was also due to a decrease in non-cash stock compensation expense. We expect general and administrative expenses to increase in the future as we expand our staff and incur additional costs related to the growth of our business.

         Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our FindWhat.com services and depreciation for related equipment. Product development was $48,428 for the three months ended June 30, 2001 compared to $152,088 for the three months ended June 30, 2000. Product development was $96,855 for the six months ended June 30, 2001 compared to $252,208 for the six months ended June 30, 2000. The decrease was a result of reduced compensation expense, as well as decreased use of technical consulting services. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

         Loss on Sale of Advertising Contract. From January 2000 through March 2001, Sales and Marketing expense included non-cash charges related to the issuance of 600,000 shares of common stock to a national radio group in return for radio advertising time to promote the FindWhat.com search engine. The common stock had a value of $4,425,000 at the time of issuance, and was being expensed as the radio time was being used. As of March 30, 2001, $3,351,118 had been expensed in this fashion. On March 30, 2001, a third party paid $250,000 in cash in return for the remaining radio time and a warrant to purchase 125,000 shares of common stock. The warrant was valued at $172,500. As a result of this transaction, a loss of $996,382 was recorded in the six months ended June 30, 2001 for the sale of the radio advertising contract, which is shown as "Loss on sale of advertising contract" on the statement of operations.

         INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases. Net interest income was $11,800 for the three months ended June 30, 2001 compared to $13,039 for the three months ended June 30, 2000. Net interest income was $15,084 for the six months ended June 30, 2001 compared to $31,691 for the six months ended June 30, 2000. The decrease in our interest income was primarily due to a decrease in our average cash and cash equivalent balances and lower interest rates. Our interest expense during the first six months of 2001 and 2000 consisted of interest on leases of computer equipment.

         NET INCOME (LOSS)

         As a result of the factors described above, we generated net income of $133,849 for the three months ended June 30, 2001, compared to a net loss of $2,875,274 for the three months ended June 30, 2000. We incurred a net loss of $2,598,155 for the six months ended June 30, 2001 compared to a net loss of $4,929,125 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through private placements of equity securities and the reliance on affiliated businesses owned by our executive officers. Through June 2001, we have raised $8.45 million through private equity financings and $250,000 through the sale of radio advertising time which we previously acquired through the issuance of common stock. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert
D. Brahms. We have been billed our pro rata share of applicable expenses.

         Net cash used in operating activities totaled approximately $43,671 for the six months ended June 30, 2001. The net cash used during the six months ended June 30, 2001 was primarily attributable to a net loss of $2,598,155 and an increase in other current assets of approximately $517,000, primarily offset by non-cash equity-based compensation related to stock, option, and warrant grants to service providers and non-employees totaling approximately $1,470,000, a non-cash loss on the sale of an advertising contract of approximately $996,000, an increase in accounts payable, accrued expenses and deferred income of approximately $350,000, depreciation of approximately $169,000, and a decrease in accounts receivable of approximately $110,000.

         Net cash used in investing activities totaled approximately $332,000 for the six months ended June 30, 2001, and consisted of capital expenditures for equipment and a loan to a shareholder.

         Net cash provided by financing activities totaled approximately $1,582,000 for the six months ended June 30, 2001. In March and April 2001, we completed a private placement of common stock with accredited investors. We issued 1,350,000 shares of common stock for $1.00 per share and received gross proceeds of approximately $1.35 million. We also issued 202,500 warrants to purchase shares of our common stock at exercise prices ranging from $1.00 to $1.52. In March 2001, we sold the remaining portion of an advertising contract for $250,000 in cash and issued the purchaser a warrant to purchase 125,000 shares of common stock.

         Our principal sources of liquidity consisted of approximately $2,021,000 of cash and cash equivalents as of June 30, 2001. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel, including capital expenditures to upgrade our technical systems during the remainder of 2001. We currently anticipate that the net proceeds from our private placements and the sale of an advertising contract, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis or Plan of Operation contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things those Business Risks set forth below.

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

OUR PRINCIPAL COMPETITOR MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING OUR FINDWHAT.COM SEARCH ENGINE IN ITS PRESENT FORM.

         Our principal competitor, GoTo, was issued a patent on July 31, 2001 regarding a system and method for influencing a position on a search result list generated by a computer network search engine. Prior to being issued the patent, GoTo advised us of the pending patent application with respect to our current pay-for-position business model, but refused to provide to us the details of the application. Additionally, GoTo has announced it acquired an issued patent that may apply to our current pay-for-position business model. However, we believe that the acquired patent does not prohibit us from operating our current business. If the patents held by GoTo interfere or prevent us from using the pay-for-position business model, our business, prospects, financial condition and results of operations could be materially and adversely affected. Moreover, although GoTo has indicated that it will monitor our activities, they have not commenced or threatened to commence any legal action against us. If we are required to participate in litigation we may not have the resources to fund the required litigation costs, which may adversely affect our business, prospects, financial condition and results of operations.

         In the event that GoTo's patents are found to be applicable to our current business model, we may be required to obtain a license to the covered intellectual property or substantially revise our business model in order to continue operations. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

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

         The process and technology we use to operate the FindWhat.com search engine is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com search engine with the United States Patent and Trademark Office. This application is currently pending. Our patent application may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, our principal competitor has been granted a patent which may cover our business model and has acquired an issued patent that may be applicable to our business model. See " Our principal competitor may have patent rights which could prevent us from operating our FindWhat.com search engine in its present form."

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

PROVIDERS OF INTERNET SEARCH ENGINES COULD ACT TO IMPEDE THE OPERATION OF OUR BEFIRST SERVICE.

         The success of our BeFirst service depends on our ability to stay current with changes in search engine technologies. The providers of Internet search engines could alter the configuration of their search engines in new ways to make it more difficult for providers of optimization services to modify their systems to accommodate rapid changes in search engine technology. Our proprietary software programs track the historical patterns of change in the search engine technologies of various providers of Internet search engines. If these providers were to alter significantly and continually these historical patterns, and our software was unable to track effectively these changes, our ability to provide this service could be materially and adversely affected. The inability to provide this service could materially adversely affect our business, prospects, financial condition and results of operations.

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

THE MARKET PRICE OF OUR SECURITIES MAY BE VOLATILE.

         From time to time the market price of our common stock may experience significant volatility. Our quarterly results, failure to meet analysts' expectations, patents issued or not issued to us or our competitors, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, prospects, financial condition and results of operations.

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

         As of June 30, 2001 we also have outstanding stock options under our 1999 Stock Incentive Plan to purchase 2,330,463 shares of common stock at a weighted average exercise price of $2.10 and warrants and non-plan options to purchase 2,780,589 shares of common stock at a weighted average exercise price of $3.28 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

WE MAY HAVE TROUBLE MAINTAINING OUR LISTING ON THE NASDAQ SMALLCAP MARKET.

         Under the currently effective criteria for continued listing of securities on the Nasdaq SmallCap Market, a company must maintain $4.0 million in market value, a minimum bid price of $1.00 per share and either (i) have net tangible assets of at least $2 million, (ii) have a market capitalization of $35 million, or (iii) have net income of at least $500,000 in two of the last three fiscal years. We currently meet the continued listing requirements, however, due to the amount of our net tangible assets and the volatility of our stock price, from time to time we have not met the continued listing requirements. If we are unable to continue to meet the standards for continued listing our common stock could be subject to delisting from the Nasdaq SmallCap Market. Trading, if any, in our common stock would then be conducted in the over-the-counter market on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our shares.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         RECENT SALES OF UNREGISTERED SECURITIES

         In April 2001, in a private placement to accredited investors, we issued 75,000 shares of our common stock at $1.00 per share, accompanied by warrants to purchase an additional 11,250 shares at an average exercise price of $1.43 per share. In the opinion of FindWhat.com, the issuance of these shares was exempt pursuant to Section 4(2) of the Securities Act and the rule 506 promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) FindWhat.com held its Annual Meeting of Stockholders on June 11, 2001, for the purposes of electing nine directors and amending the 1999 Stock Incentive Plan.

         (b) At the Annual Meeting of Stockholders, all directors nominated were elected and the 1999 Stock Incentive Plan was amended.

         (c) The table below shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders:


  PROPOSAL 1:  Election of nine directors, each to serve for a one year term:

                                                 NUMBER OF SHARES
  NOMINEES:                                  FOR             WITHHOLD AUTHORITY

  Craig A. Pisaris-Henderson             12,281,852              13,500
  Courtney P. Jones                      12,281,852              13,500

  Robert D. Brahms                       12,281,852              13,500
  Rupinder S. Sidhu                      12,281,852              13,500
  Frederick E. Guest II                  12,281,852              13,500
  Peter V. Miller                        12,281,852              13,500
  David M. Medinis                       12,281,852              13,500
  Kenneth E. Christensen                 12,281,852              13,500
  Martin G. Berger                       12,281,852              13,500

  PROPOSAL 2:   Approval of amendment increasing the number of shares available for issuance under the Company's 1999 Stock Incentive Plan from 1,975,000 to 4,200,000 and increasing the number of shares an individual employee can receive from 600,000 to 1,000,000.


                                TOTAL NUMBER
                                OF VOTES CAST
  FOR                           10,294,609
  AGAINST                           67,231
  ABSTAINED                         23,700



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

2.1* Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation, Collectibles America, Inc. and Mick Jardine.

3.1*              Articles of Incorporation of FindWhat.com (f/k/a Collectibles
                  America, Inc.)

3.2*              By-laws of FindWhat.com

3.3**             Audit Committee Charter

10.1**** Executive Employment Agreement between FindWhat.com and Craig A Pisaris-Henderson

10.2* Lease Agreement by and between Cambridge Management Associates and BeFirst.com Inc.

10.3****          Executive Employment Agreement between FindWhat.com and
                  Courtney P. Jones

10.4*             BeFirst 1999 Stock Incentive Plan

10.5*             Form of Incentive Stock Option Agreement

10.6*             Form of Non-Qualified Stock Option Agreement

10.7(R)***        Search Result Agreement, dated March 29, 2000, between the
                  Registrant and Mamma.com.

10.8****          Executive Employment Agreement between FindWhat.com and
                  Robert D. Brahms

10.9              Reserved.

10.10#            Executive Employment Agreement between FindWhat.com and
                  Anthony Garcia.

10.11***          Executive Employment Agreement between FindWhat.com and
                  Phillip R. Thune.

10.12***          Executive Employment Agreement between FindWhat.com and Peter
                  Neumann.

* Incorporated by reference to the exhibit previously filed on September 14, 1999 with prior Form 10 of FindWhat.com (file no. 0-27331).

** Incorporated by reference to the exhibit previously filed on March 30, 2000 with Amendment FindWhat.com's Form 10-K for the fiscal year ended December 31, 1999.

***Incorporated by reference to the exhibit previously filed on May 15, 2000 to FindWhat.com's Form 10-QSB for the fiscal quarter ended March 31, 2000.

****Incorporated by reference to the exhibit previously filed on April 2, 2001 to FindWhat.com's Form 10-KSB for the year ended December 31, 2000.

#Incorporated by reference to the exhibit previously filed on May 15, 2001 to FindWhat.com's Form 10-QSB for the fiscal quarter ended March 31, 2001.

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

(b)      Reports on Form 8-K

                  On May 15, 2001, FindWhat.com filed a Form 8-K which announced its first quarter 2001 financial results and provided guidance for future financial performance.

                  On June 6, 2001, FindWhat.com filed a Form 8-K which announced it achieved positive cash flow ahead of schedule and provided guidance for future financial performance.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FINDWHAT.COM

Date:  August 3,  2001          By: /s/ Phillip R. Thune
                                    -------------------------------
                                        Phillip R. Thune
                                        Chief Operating Officer and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)