Form 10QSB
period 2001-09-30
FINDWHAT COM INC
filed 2001-11-14
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

         For the quarterly period ended September 30, 2001.


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



       State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 16,455,177 shares of common, $.001 par value as of September 30, 2001.

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           FindWhat.com and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          September 30,     December 31,
                    ASSETS                                                    2001              2000
                                                                         --------------   ---------------
                                                                          (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                             $  3,514,444    $    815,317
    Accounts receivable, less allowance for doubtful accounts of
       $26,500 at September 30, 2001 and $22,500 at
       December 31, 2000, respectively                                         392,238         418,459
    Prepaid expenses and other current assets                                   66,095           7,289
                                                                          ------------    ------------
         Total current assets                                                3,972,777       1,241,065

EQUIPMENT AND FURNITURE - NET                                                  814,852         838,763

OTHER ASSETS                                                                    91,910          22,240
                                                                          ------------    ------------
         Total assets                                                     $  4,879,539    $  2,102,068

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                 $  1,531,363    $  1,174,711
    Current portion of capital lease obligations                                14,427          31,743
    Deferred revenue                                                           387,583          90,613
                                                                          ------------    ------------
         Total current liabilities                                           1,933,373       1,297,067

CAPITAL LEASE OBLIGATIONS, less current portion                                  7,024          15,337
                                                                          ------------    ------------
         Total liabilities                                                   1,940,397       1,312,404
                                                                          ------------    ------------

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500,000 shares; none issued and outstanding                                  --              --
    Common stock, $.001 par value; authorized, 50,000,000
      shares; 16,462,177 and 15,098,844 shares issued,
      respectively                                                              16,462          15,099
    Additional paid-in capital                                              15,660,362      13,511,343
    Stock subscription receivable                                                   --      (1,251,298)
    Deferred service costs                                                     (45,837)       (741,167)
    Treasury stock; 7,000 shares, at cost                                      (82,035)        (82,035)
    Accumulated deficit                                                    (12,609,810)    (10,662,278)
                                                                          ------------    ------------
         Total stockholders' equity                                          2,939,142         789,664
                                                                          ------------    ------------
         Total liabilities and stockholders' equity                       $  4,879,539    $  2,102,068
                                                                          ============    ============


The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           For the nine months ended        For the three months ended
                                                  September 30,                    September 30,
                                           ---------------------------      ----------------------------
                                               2001            2000            2001           2000
                                                    (unaudited)                    (unaudited)

Revenues                                   $ 12,453,274    $  1,307,225    $  5,449,853   $    716,697
Cost of revenues                              1,476,876         724,751         435,986        313,287
                                           ------------    ------------    ------------   ------------
       Gross profit                          10,976,398         582,474       5,013,867        403,410
                                           ------------    ------------    ------------   ------------

Operating expenses
    Sales and marketing                       9,501,598       4,694,034       3,560,451      1,833,930
    General and administrative                2,276,506       2,754,638         735,120        727,070
    Product development                         185,406         355,133          88,551        102,925
    Loss on sale of advertising contract        996,382              --              --             --
                                           ------------    ------------    ------------   ------------

       Total operating expenses              12,959,892       7,803,805       4,384,122      2,663,925
                                           ------------    ------------    ------------   ------------
       Income (loss) from operations         (1,983,494)     (7,221,331)        629,745     (2,260,515)

Interest income, net                             35,962          36,279          20,878          4,588
                                           ------------    ------------    ------------   ------------

       NET INCOME (LOSS)                   $ (1,947,532)   $ (7,185,052)   $    650,623   $ (2,255,927)
                                           ============    ============    =============  ============

Income (loss) per share
  Basic                                    $      (0.12)   $      (0.52)   $       0.04   $      (0.16)
                                           ============    ============    =============  ============
  Diluted                                  $      (0.12)   $      (0.52)   $       0.04   $      (0.16)
                                           ============    ============    =============  ============

Weighted-average number of common
  shares outstanding
     Basic                                   16,060,714      13,731,626      16,455,177     14,138,387
                                           ============    ============    =============  ============
     Diluted                                 16,060,714      13,731,626      17,369,547     14,138,387
                                           ============    ============    =============  ============



The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                  -------------------------
                                                                                    2001           2000
                                                                                  -----------  ------------
                                                                                        (unaudited)
Cash flows from operating activities
    Net loss                                                                    $(1,947,532)   $(7,185,052)
    Adjustments to reconcile net loss to net cash provided by
      operating activities
        Allowance for doubtful accounts                                              15,866         11,050
        Depreciation and amortization                                               357,522        207,920
        Equity-based compensation                                                 1,500,628      3,615,010
        Loss on sale of advertising contract                                        996,382             --
        Changes in operating assets and liabilities
           Accounts receivable                                                       10,355        (51,276)
           Other current assets                                                     (58,806)           231
           Other assets                                                             (69,670)       (39,645)
           Accounts payable and accrued expenses                                    356,652        776,296
           Deferred revenue                                                         296,970        115,123
           Due to affiliate                                                              --        (58,065)
                                                                                -----------     -----------
         Net cash provided by (used in) operating activities                      1,458,367     (2,608,408)
                                                                                -----------     -----------
Cash flows from investing activities
    Purchase of equipment                                                          (333,611)      (672,583)
                                                                                -----------     -----------
         Net cash used in investing activities                                     (333,611)      (672,583)
                                                                                -----------     -----------

Cash flows from financing activities
    Gross proceeds from private placement                                         1,350,000      4,605,000
    Payment of financing costs                                                           --         (5,669)
    Proceeds from sale of advertising contract                                      250,000             --
    Payments made on capital leases                                                 (25,629)       (27,088)
                                                                                -----------     -----------
         Net cash provided by financing activities                                1,574,371      4,572,243
                                                                                -----------     -----------
         INCREASE IN CASH AND CASH
             EQUIVALENTS                                                          2,699,127      1,291,252
Cash and cash equivalents at beginning of period                                    815,317        906,931
                                                                                -----------     -----------
Cash and cash equivalents at end of period                                      $ 3,514,444    $ 2,198,183
                                                                                ===========    ============
Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment                         $        --    $    70,330
                                                                                ===========    ============
Cash flows from operating activities



The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000
                                   (unaudited)



NOTE A - NATURE OF BUSINESS

     FindWhat.com and its subsidiary (collectively, the "Company") are developers and marketers of performance-based advertising services for the Internet. The Company offers three services: FindWhat.com, a bid-for-position search engine which launched in September 1999, BeFirst.com RankPro, a search engine optimization service, and BeFirst.com SearchPro, a search engine submission service. The Company operates in one reportable business segment.


NOTE B - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly FindWhat.com's financial position as of September 30, 2001 and the results of its operations and its cash flows for the nine and three months ended September 30, 2001 and 2000. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements need to be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2000, which were included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on April 2, 2001.

     Results of the interim period are not necessarily indicative of results that may be expected for the entire year.


NOTE C - PER SHARE DATA

     The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Under the provisions of SFAS No. 128, basic income
     (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted income (loss) per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000
                                   (unaudited)



NOTE C (CONTINUED)

     securities or contracts which are in the money and convertible to common shares, such as options and warrants, unless antidilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of income (loss) per share:

                                                       Nine months ended          Three months ended
                                                         September 30,                September 30,
                                                   -------------------------    -----------------------
                                                     2001            2000         2001           2000
      Weighted-average number of
          common outstanding - basic              16,060,714      13,731,626     16,455,177    14,138,387
      Dilution from stock options and
          warrants                                        --              --        914,370            --
                                                  ----------      ----------     ----------    ----------

      Weighted-average number
          of common shares and
          common share equivalents
          outstanding - diluted                   16,060,714      13,731,626     17,369,547    14,138,387
                                                  ==========      ==========     ==========    ==========


     An aggregate of 5.1 million options and warrants which have been granted are excluded from the calculation of earnings per share for the nine months ended September 30, 2001, and 3.4 million options and warrants which have been granted are also excluded for the calculation of earnings per share for the nine and three months ended September 30, 2000, respectively, since they were considered antidilutive.

NOTE D - PRIVATE PLACEMENT

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

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000
                                   (unaudited)



NOTE E - COMMON STOCK AND STOCK OPTIONS ISSUED

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

                           FindWhat.com and Subsidiary

                           September 30, 2001 and 2000
                                   (unaudited)



NOTE E (continued)

     OTHER

     In February 2001, the Company issued a warrant to purchase 125,000 shares of the common stock at $1.00 per share for consulting services. The fair market value of the warrant was $122,500 and is being amortized over one year, the term of the consulting agreement. As of September 30, 2001, approximately $46,000 has been shown as deferred service cost in stockholders' equity.


NOTE F - EMPLOYEE BONUS PLAN

     An employee bonus program was implemented in September 2001 by the compensation committee of the Company's Board of Directors. The program rewards the Company's employees for exceeding internal targets in the third and fourth quarters of 2001. The committee has determined minimum quarterly net income targets for the Company, and the program allocates a percentage of the Company's net income above the targets to a bonus "pool," which is to be paid to all employees of the Company who meet terms and conditions set by the Company's management.


NOTE G - STOCK INCENTIVE PLAN

     On June 11, 2001, the Company's shareholders approved an amendment increasing the number of shares available for issuance under the Company's 1999 Stock Incentive Plan from 1,975,000 to 4,200,000 shares and increasing the number of shares an individual employee can receive from 600,000 to 1,000,000. During the nine months ended September 30, 2001, the Company issued approximately 840,000 options under this plan at prices ranging from $1.00 to $2.27 per share.

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

     The FindWhat.com search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. They can enter their query through the search box located at www.FindWhat.com or through the search areas of any of our distribution partners. Our search engine then displays a selection of Web sites related to that query. Through our open, automated bidding process, advertisers can determine the placement of their listings in response to any given query. This is accomplished by allowing our advertisers to submit bids for the amount they will pay for each visitor who clicks-through to their Web sites. The highest bidder receives the first listing, with all other bidders listed in descending bid order. Each advertiser pays us the amount of its bid whenever a consumer clicks on the advertiser's listing in the FindWhat.com search results. We believe that the FindWhat.com search engine is an efficient system for advertisers - they pay only for prospects that come to their site. They can insure that those prospects are qualified by picking only those keywords that are most relevant to their business. Advertisers can choose exactly how much they are willing to pay per prospect, thereby maintaining precise control over the placement of their listings in the FindWhat.com search results and their cost of customer acquisition. Unlike traditional online advertising alternatives, which charge based on impressions or page views, our advertisers only pay for performance, defined as a visitor who reaches their Web site. We distribute our search results to many third-party search engines, including Excite, Webcrawler, CNET's Search.com, and InfoSpace's MetaCrawler and Dogpile, and share with them the revenue we generate from click-throughs on our results by their users. These third-party sites show our results to provide more varied listings to their users and to derive additional revenue from their traffic. Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. The following table charts the number of paid click-throughs per quarter and the average revenue per paid click-through for the FindWhat.com search engine since January 1, 2000 (revenue from the FindWhat.com search engine prior to 2000 was immaterial):

                                                          Avg. Revenue Per
                         Paid Click-throughs             Paid Click-through
                         -------------------             ------------------
Q1 2000                       1,200,000                        $0.06
Q2 2000                       3,800,000                        $0.07
Q3 2000                       5,600,000                        $0.11
Q4 2000                      13,200,000                        $0.11
Q1 2001                      22,900,000                        $0.10
Q2 2001                      33,300,000                        $0.13
Q3 2001                      36,000,000                        $0.15


     In order to continue to increase our revenues, we must continue to increase substantially the number of advertisers we service and the volume of click-throughs to our clients' Web sites, which we accomplish primarily by adding new distribution partners and improving our placement with existing distribution partners. Search listing click-through revenue is recognized when earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable. FindWhat.com revenue also includes a limited amount of banner advertisement revenue, which is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

     We believe that our FindWhat.com search engine is attractive to advertisers as more consumers and businesses access our listings while searching the Internet, and our paid listings are more relevant to these Internet users as more advertisers bid for placement in our search results. The largest component of our expenses consists of costs incurred to attract consumers and businesses to our search listings, either through our distribution partners or via our Web site at www.FindWhat.com. To date, we have primarily attracted Internet users through our distribution partners, who list some or all of our search listings on their Web sites. We expect to continue to rely upon distribution partners for most of the searches conducted on our service. Our future success is dependent upon reducing our click-through acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues we will be required to incur a significant expansion of our operations, including hiring additional management and staff. These actual and proposed increases in marketing and personnel will significantly increase our operating expenses.

     Our BeFirst.com RankPro search engine optimization service assists Web sites to achieve higher placements on search results on over 300 third-party search engines. We are able to achieve this for our clients through our understanding of search engine algorithms and constant monitoring of search engine behavior. Our BeFirst.com RankPro service enhances the probability that our clients' Web sites will appear in search results served in response to a user's inquiry on a particular keyword, as well as being placed higher in the ranking in the search results. This service generates revenue from initial set-up fees charged to new clients and from performance-based fees our clients pay for third-party search engine users who get to their Web sites as a result of our efforts. BeFirst.com RankPro performance-based fees are determined by multiplying the number of click-throughs to a client's Web sites, or registrations on those Web sites, as a result of our efforts by the amount we charge per click-through or registration. BeFirst.com RankPro's largest client is eBay.

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


RESULTS OF OPERATIONS

     Our fiscal year runs from January 1 through December 31. We began offering our BeFirst.com(SM) search engine optimization service in March 1998, we commercially launched our FindWhat.com(SM) search engine in September 1999, and we began offering our BeFirst.com(SM) search engine submission service in November 2000. As a result of these factors, comparisons between the three and nine months ended September 30, 2001 and the three and nine months ended September 30, 2000 have limited meaning.

     REVENUE

     Revenue for the three months ended September 30, 2001 increased to $5,449,853, compared to $716,697 for the three months ended September 30, 2000. Revenue for the nine months ended September 30, 2001 increased to $12,453,274 compared to $1,307,225 for the nine months ended September 30, 2000. The increase was primarily the result of increased revenue from the FindWhat.com search engine, which increased the number of paid click-throughs provided to its advertisers and the average revenue per paid click-through, as shown in the table above. Revenue from the FindWhat.com search engine represented approximately 95% of total revenue for the three months ended September 30, 2001, and approximately 92% of total revenue for the nine months ended September 30, 2001. We currently expect that revenue from the FindWhat.com search engine will continue to represent over 90% of total revenue in future periods.

     COST OF REVENUES

     Cost of revenues consists primarily of costs associated with designing and maintaining our Web sites and providing the BeFirst.com service, fees paid to outside service providers that provide our unpaid listings, credit card processing fees, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our Web sites include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Costs associated with providing the BeFirst.com service include salaries of related personnel, fees to consultants, and Web site domain registration expenses for clients.

     Cost of revenues increased to $435,986 for the three months ended September 30, 2001 from $313,287 for the three months ended September 30, 2000. Cost of revenues was $1,476,876 for the nine months ended September 30, 2001, compared to $724,751 for the nine months ended September 30, 2000. The increase was primarily due to the expansion of the FindWhat.com search engine, including higher credit card processing fees, and increased costs related to our BeFirst.com service, including an increase in consultant fees and personnel associated with providing the BeFirst.com service. We anticipate cost of revenues will continue to increase as our traffic, revenue, and number of advertisers increase.

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

     Our sales and marketing expense was $3,560,451 for the three months ended September 30, 2001 compared to $1,833,930 for the three months ended September 30, 2000. Sales and marketing expense was $9,501,598 for the nine months ended September 30, 2001 compared to $4,694,034 for the nine months ended September 30, 2000. The increase in sales and marketing expense was related primarily to increased revenue-sharing and other fees paid to distribution partners, along with expanding the number of marketing, customer service, and sales employees, and higher fees to our public relations firm. These increases were offset by decreases in radio and outdoor promotional activities, non-cash stock compensation expense, and outsourced telemarketing expenses. Revenue-sharing and other fees paid to distribution partners represent the largest component of our operating expenses. We believe that continued investment in sales and marketing, including attracting advertisers to utilize the FindWhat.com search engine and attracting additional distribution partners to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue to increase in the future.

     General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. General and administrative expenses increased slightly to $735,120 for the three months ended September 30, 2001 from $727,070 for the three months ended September 30, 2000. Expenses such as personnel costs and professional fees increased, mostly offset by decreases in expenses such as non-cash stock compensation expense and bad debt. General and administrative expenses decreased to $2,276,506 for the nine months ended September 30, 2001 from $2,754,638 for the nine months ended September 30, 2000. The decrease for the nine months ended September 30, 2001 was primarily due to decreased professional and recruiting fees, and a decrease in non-cash stock compensation expense, offset by higher administrative and executive headcount and salaries along with related expenses associated with the hiring of personnel; increased rent and other office expenses; and increases in general corporate expenses. We expect general and administrative expenses to increase in the future as we expand our staff and incur additional costs related to the growth of our business.

     Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our FindWhat.com services and depreciation for related equipment. Product development expense was $88,551 for the three months ended September 30, 2001 compared to $102,925 for the three months ended September 30, 2000. Product development expense was $185,406 for the nine months ended September 30, 2001 compared to $355,133 for the nine months ended September 30, 2000. The decrease was primarily a result of decreased use of technical consulting services. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

     Loss on Sale of Advertising Contract. From January 2000 through March 2001, Sales and Marketing expense included non-cash charges related to the issuance of 600,000 shares of common stock to a national radio group in return for radio advertising time to promote the FindWhat.com search engine. The common stock had a value of $4,425,000 at the time of issuance, and was being expensed as the radio time was being used. As of March 30, 2001, $3,351,118 had been expensed in this fashion. On March 30, 2001, a third party paid $250,000 in cash in return for the remaining radio time and a warrant to purchase 125,000 shares of common stock. The warrant was valued at $172,500. As a result of this transaction, a loss of $996,382 was recorded in the nine months ended September 30, 2001 for the sale of the radio advertising contract, which is shown as "Loss on sale of advertising contract" on the statement of operations.

     INTEREST INCOME, NET

     Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases. Net interest income was $20,878 for the three months ended September 30, 2001 compared to $4,588 for the three months ended September 30, 2000. Net interest income was $35,962 for the nine months ended September 30, 2001 compared to $36,279 for the nine months ended September 30, 2000. The changes in our interest income for the three and nine months ended September 30, 2001 were primarily due to changes in our average cash and cash equivalent balances during the period, and lower interest rates in 2001 than in 2000. Our interest expense during the first nine months of 2001 and 2000 consisted of interest on leases of computer equipment.

     NET INCOME (LOSS)

     As a result of the factors described above, we generated net income of $650,623 or $0.04 per share for the three months ended September 30, 2001, compared to a net loss of $2,255,927 or $(0.16) per share for the three months ended September 30, 2000. We incurred a net loss of $1,947,532 or $(0.12) per share for the nine months ended September 30, 2001 compared to a net loss of $7,185,052 or $(0.52) per share for the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

     We have historically satisfied our cash requirements primarily through private placements of equity securities and the reliance on affiliated businesses owned by our executive officers. Through September 2001, we have raised approximately $8,450,000 through private equity financings and $250,000 through the sale of radio advertising time, which we previously acquired through the issuance of common stock. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert D. Brahms. We have been billed our pro rata share of applicable expenses.

     Net cash provided by operating activities totaled approximately $1,458,000 for the nine months ended September 30, 2001. The net cash provided during the nine months ended September 30, 2001 was primarily attributable to a net loss of approximately $1,948,000 and an increase in other current and non-current assets of approximately $129,000, which was more than offset, primarily by non-cash equity-based compensation related to stock, option, and warrant grants to service providers and non-employees totaling approximately $1,501,000, a non-cash loss on the sale of an advertising contract of approximately $996,000, an increase in accounts payable, accrued expenses and deferred income of approximately $654,000, depreciation of approximately $358,000, and a decrease in accounts receivable of approximately $10,000.

     Net cash used in investing activities totaled approximately $334,000 for the nine months ended September 30, 2001, and consisted of capital expenditures for equipment of approximately $334,000.

     Net cash provided by financing activities totaled approximately $1,574,000 for the nine months ended September 30, 2001. In March and April 2001, we completed a private placement of common stock with accredited investors. We issued 1,350,000 shares of common stock for $1.00 per share and received gross proceeds of approximately $1,350,000. We also issued 202,500 warrants to purchase shares of our common stock at exercise prices ranging from $1.00 to $1.52. In March 2001, we sold the remaining portion of an advertising contract for $250,000 in cash and issued the purchaser a warrant to purchase 125,000 shares of common stock.

     Our principal sources of liquidity consisted of approximately $3,514,000 of cash and cash equivalents as of September 30, 2001. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel, including capital expenditures to upgrade our technical systems during the remainder of 2001 and in 2002. We currently anticipate that the net proceeds from our private placements and the sale of an advertising contract, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

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

     We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this report. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND HAVE ONLY RECENTLY LAUNCHED OUR FINDWHAT.COM SEARCH ENGINE.

     We began offering search engine optimization marketing services through our BeFirst.com service in March 1998, and in September 1999 we commercially launched FindWhat.com, our bid-for-position search engine. Accordingly, we have a limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success. An investor in our securities must consider the uncertainties, expenses and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as e-commerce. To address these risks, we must, among other things:

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

     We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our ability to generate revenue from our FindWhat.com search engine is dependent upon our ability to attract advertisers and generate traffic to our advertisers' Web sites. If we are unable to enter into additional agreements to generate significant traffic to our advertisers' Web sites on commercially acceptable terms, or are unable to implement successfully current agreements which drive traffic to our advertisers' Web sites, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR PRINCIPAL COMPETITOR MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING OUR FINDWHAT.COM SEARCH ENGINE IN ITS PRESENT FORM.

     Our principal competitor, Overture Services, was issued a patent on July 31, 2001 regarding a system and method for influencing a position on a search result list generated by a computer network search engine. Prior to being issued the patent, Overture Services advised us of the pending patent application with respect to our current bid-for-position business model, but refused to provide to us the details of the application. Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. If the patents held by Overture Services interfere or prevent us from using the bid-for-position business model, our business, prospects, financial condition and results of operations could be materially and adversely affected. Moreover, although Overture Services has indicated that it will monitor our activities, they have not commenced or threatened to commence any legal action against us. If we are required to participate in litigation we may not have the resources to fund the required litigation costs, which may adversely affect our business, prospects, financial condition and results of operations.

     In the event that Overture Services's patents are found to be applicable to our current business model, we may be required to obtain a license to the covered intellectual property or substantially revise our business model in order to continue operations. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

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

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

     Some of our officers have no prior senior management experience in public companies. In three years we have grown to approximately 70 employees; our new employees include a number of key managerial, technical, financial, marketing and operations personnel who have not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

     The process and technology we use to operate the FindWhat.com search engine is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com search engine with the United States Patent and Trademark Office. This application is currently pending. Our patent application may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, our principal competitor has been granted a patent which may cover our business model and has acquired an issued patent that may be applicable to our business model. See "Our principal competitor may have patent rights which could prevent us from operating our FindWhat.com search engine in its present form."

     In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services. See "We may be unable to promote and maintain our brands."

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

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

     As of September 30, 2001 we also have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 2.3 million shares of common stock at a weighted average exercise price of $2.10 and warrants and non-plan options to purchase approximately 2.8 million shares of common stock at a weighted average exercise price of $3.28 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION.

     We may face increased pricing pressure for the sale of paid listings, advertisements and direct marketing opportunities, which could materially adversely affect our business, prospects, financial condition and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our bid-for-position business model. The market for Internet-based marketing services is relatively new, intensely competitive and rapidly changing. Since the advent of search engine optimization services on the Internet, the number of companies offering services similar to our BeFirst.com service has proliferated due to, among other reasons, the absence of substantial barriers to entry. This competition may further continue to intensify. Such increased competition may lead to reductions in market prices for search engine optimization marketing and sales. Our principal competitors in our search engine optimization business are Did-it.com and WebsiteResults.com, and our principal competitors in our search engine submission business are Submit-it.com, NetMechanic, WorldSubmit, and SubmitWizard, each of which may have a longer operating history, a larger customer base, greater brand recognition and may have greater financial, marketing and other resources than we have. Our principal competitor in the bid-for-position search engine aspect of our business is Overture Services. We also compete against providers of Web directories and search and information services, such as those provided by America Online, Yahoo and Alta Vista.

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

- enhance and improve the responsiveness and functionality of our bid-for-position search engine;

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

         None.

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

(b)    Reports on Form 8-K

       On July 23, 2001, FindWhat.com filed a Form 8-K incorporating by reference a press release, dated July 23, 2001, entitled "FINDWHAT.COM ANNOUNCES RECORD SECOND QUARTER RESULTS."

       On September 7, 2001, FindWhat.com filed a Form 8-K incorporating by reference a press release, dated September 6, 2001, entitled "FindWhat.com Expects Strong Sequential Growth in Third Quarter."

       On September 26, 2001, FindWhat.com filed a Form 8-K incorporating by reference a press release, dated September 25, 2001, entitled "FINDWHAT.COM REITERATES STRONG EPS GROWTH AND REAFFIRMS 2001 REVENUE PROJECTION."

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FINDWHAT.COM



Date:  November 14,  2001             By: /s/ Phillip R. Thune
                                        ---------------------------------
                                        Phillip R. Thune
                                        Chief Operating Officer and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)