Form 10KSB
period 2001-12-31
FINDWHAT COM INC
filed 2002-03-26
CIK 1094808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2001

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
Yes    X       No
    --------       ------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended December 31, 2001, were $20,412,205.

         The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $39,287,727 on December 31, 2001.

         There were 16,644,677 shares of the Registrant's Common Stock outstanding on December 31, 2001.

         Transitional Small Business Disclosure Format (check one):
                                Yes         No   X
                                    -----      -----

                       DOCUMENTS INCORPORATED BY REFERENCE

         Proxy Statement for 2002 Annual Meeting of Stockholders

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


ITEM 1. DESCRIPTION OF BUSINESS.

OVERVIEW

         We are a developer and marketer of performance-based advertising services for the Internet. Our clients pay us for each visitor we deliver to their Web sites. Currently, we offer two such proprietary services:
FindWhat.com, a bid-for-position search engine which distributes its listings to third-party Web sites, and BeFirst.com RankPro, a search engine optimization service. Our focus is to connect consumers and businesses that are most likely to purchase specific goods and services to the businesses that provide those goods and services.

         The FindWhat.com search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. They can enter their query through the search box located at www.FindWhat.com or through the search areas of any of our distribution partners. Our search engine then displays a selection of Web sites related to that query. Through our open, automated, proprietary bidding process, advertisers can determine the placement of their listing in response to any given query. This is accomplished by allowing our advertisers to submit bids for the amount they will pay for each visitor who clicks-through to their Web sites for particular search terms. The highest bidder for a particular term receives the first listing with all other bidders on that term listed in descending bid order. Unlike traditional online advertising alternatives, which charge based on impressions or page views, our advertisers only pay for performance, defined as a visitor who searches for a term the advertiser selected, and who clicks on the advertiser's listing and reaches its Web site. As with the Yellow Pages in the offline world, FindWhat.com's advertisers get their message in front of prospects at the exact time they are looking for the advertisers' products and services. Unlike the Yellow Pages, advertisers only pay for those visitors that "walk" into their virtual stores.

         We distribute our search results to many third-party high traffic Web sites, including CNET's Search.com, and, through our relationship with InfoSpace, NBCi, MetaCrawler, Dogpile, and Go2Net, along with many others, and we pay a percentage of our revenue from paid click-throughs to these sites as a commission. As a result, we serve as a source of revenue and relevant search result listings for these entities, while providing our advertisers with exposure to potential customers across the Internet. Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. The following table charts by quarter the number of paid click-throughs, the average revenue per paid click-through, and active advertiser accounts for the FindWhat.com search engine since January 1, 2000 (revenue from the FindWhat.com search engine prior to 2000 was immaterial):


              Paid Click-throughs       Avg. Revenue per      Active Advertiser
     Quarter     (in millions)           Click-through             Accounts
Q4 2001              46.2                    $0.17                  15,300
Q3 2001              36.0                    $0.15                  12,400
Q2 2001              33.3                    $0.13                  10,200
Q1 2001              22.9                    $0.10                   7,500
Q4 2000              13.2                    $0.11                   6,800
Q3 2000               5.6                    $0.11                   5,300
Q2 2000               3.8                    $0.07                   3,300
Q1 2000               1.2                    $0.06                   1,500

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


INDUSTRY OVERVIEW

         Use of the Internet is experiencing rapid growth, and advertisers, especially those that rely on their Web sites for revenue or to disseminate information about their products and services, are constantly seeking to reach online users. According to Nielson NetRatings statistics released in the Fall of 2001, over the last two years, average weekly time spent online has increased from approximately eight hours to over ten hours. We believe more and more online advertisers are turning to performance-based advertising to fulfill their Internet marketing objectives. In January 2001, Forrester Research estimated that online advertising spending in the United States would grow from $7.0 billion in 2000 to $30.2 billion in 2003, and that performance-based digital marketing would account for 42% of all digital marketing spending in 2003, up from 14% in 1999. Internet advertisers rely on Web sites providing Web directories or "search engines" as one of the means of supplying an audience for their Web sites and advertising message. These search engines enable consumers and businesses to search the Internet for a listing of Web sites matching a descriptive word or phrase and offer advertisers exposure to the Internet audience. In order to attract and keep users, many of these search engines have evolved into "portals" that deliver a vast array of content and services. However, historically many of these search engines have not derived revenue from click-throughs on their core content: search result listings. We believe Internet users, online advertisers, and these search engines face the following challenges:

         Internet users' unmet search requirements. Search engines that determine their results using human editors can suffer from links to sites that no longer exist ("dead links"), or that have materially changed their content. Search engines that determine their results through automated programs can have the same problem, and may also provide confusing listings because the titles and descriptions have been generated by an automated process, without human review. Additionally, in some cases, the process for assigning results to user queries by traditional search engines may generate irrelevant results. Search engines that use technology based on invisible or descriptive tags are prone to post irrelevant and unassociated results because Web site operators are free to tag their sites with irrelevant search terms to attract additional customer attention at low cost. We believe that search engine users want the most relevant search results, and often do not differentiate between search results that are placed by advertisers and those that are determined by human editors or automated programs, especially when looking for sites that sell products and services.

         Ineffectiveness of traditional Internet advertising. Traditional Internet advertising primarily is in the form of banner or sponsorship advertising, which is typically priced with advertisers paying for viewers. Advertising with portals is typically expensive and available only to relatively large advertisers, which limits the number of Internet advertising opportunities. We believe the pay-per-view model does not efficiently exploit the advertising potential and accountability of the Internet because advertisers are paying for viewers who may not be interested in their products or services. We believe that over time, advertisers are increasingly shifting their online advertising expenditures toward the pay-for-performance model, and that traditional search engines now are seeking to capture a share of such expenditures by showing search results that are paid for by advertisers.

         Lack of convergence between effective e-commerce and search engines. We believe that there has been increasing frustration and discontent among consumers and businesses concerning the lack of comprehensive information regarding offers of commercial products and services by existing Internet search engines. Additionally, we believe that advertisers have been looking for alternatives to traditional Internet advertising, and that traditional search engines and other Web sites with high traffic need new sources of revenue. This has presented a market opportunity for the FindWhat.com search engine, which offers solutions to these three issues.



THE FINDWHAT.COM SOLUTION



THE FINDWHAT.COM SEARCH ENGINE

         Our FindWhat.com search engine is designed as an e-commerce aggregator to improve the search experience for consumers and businesses, link advertisers with those seeking out their products and services, and provide an additional revenue stream to traditional search engines and other high traffic Web sites. We view the FindWhat.com search engine as a commercial search tool for people or businesses that are actively looking for information or for goods or services to purchase, similar to the Yellow Pages in the offline world. While our advertisers' listings are available at our Web site, these listings are primarily viewed by visitors to our distribution partners' Web sites. We distribute the listings our advertisers have placed with us to many high traffic Web sites, including CNET's Search.com, and, through our relationship with InfoSpace, NBCi, MetaCrawler, Dogpile, and Go2Net, along with many others.
Many of these distribution partners use other providers of search results, and combine those results with ours to offer a search experience that can satisfy an Internet user's query, whether it was research-based, or e-commerce-based.

         Search results from the FindWhat.com search engine are rank-ordered through a competitive bidding process in which each advertiser's bid represents the amount it will pay us for each visitor, or "click-through," we send. The advertiser with the highest bid is listed first in the search results, with the remaining advertisers appearing in descending order. Because advertisers must pay for each click-through to their Web site, we believe that they select and bid only on those search words or phrases which are most relevant to their business offerings. We also employ relevancy algorithms that consist of an automated editing program and review by our editing staff to insure that advertisers do not bid on irrelevant keywords.

         BENEFITS FOR INTERNET USERS

         A better search result. We believe that the pay-for-performance model delivers a better and more relevant e-commerce-oriented search result to Internet users, because companies actively promoting and selling the desired goods and services are positioned first in the search listings. The occurrence of dead links is extremely rare because advertisers remove any of their listings that are inactive to avoid paying for traffic they cannot use. Our advertisers write their own titles and descriptions, which are reviewed by our editors, so that Internet users know what they will find at a particular site, and do not waste time visiting sites that do not satisfy their query.

         A robust database. In the three months ended December 31, 2001, the FindWhat.com search engine listed paid results from more than 15,300 active accounts of Web site publishers and their advertising agencies, which had placed millions of bids for search listings.

         Accessibility. Through our distribution partnerships, the FindWhat.com database has wide accessibility for online users. This gives millions of users the opportunity to access the millions of bid-for-position search result listings within FindWhat.com's database without having to go through the FindWhat.com Web site.

         BENEFITS TO ADVERTISERS

         Delivery of the target market. The FindWhat.com pay-for-performance search engine enables marketers to target their message directly at the prospects who are shopping for products or services in their category. Our advertisers accomplish this precise targeting of qualified prospects by bidding to reach Internet users who have typed in or clicked on keywords or phrases that relate to the advertisers' product and service offerings.

         Widespread Distribution. By bidding highly for keywords or phrases on our search engine, an advertiser's listings will appear on the search engines of our distribution partners, including CNET's Search.com, and, through our relationship with InfoSpace, NBCi, MetaCrawler, Dogpile, and Go2Net, along with many others. As we increase the distribution of our advertisers' listings, they have the opportunity to get their messages to a greater percentage of Internet users, and to receive additional qualified visitors to their Web sites.

         Control. The advertiser maintains control over their listings in the FindWhat.com search results. Our clients can access their account and change or edit their company or product description at any time. We believe this capability is particularly useful to advertisers when they are running promotions or are featuring certain seasonal or holiday items or services.

         Ease of use. The FindWhat.com search engine advertiser interface is easy to access and use. Advertisers can establish an account directly online with no human intervention, or they can access a customer service representative via e-mail or a toll-free number. Through FindWhat.com's Listing Management Center, advertisers can manage their accounts themselves, 24 hours a day, seven days a week.

         Reasonable start-up costs. Barriers to opening an account with the FindWhat.com search engine are low. Any company with a Web site can utilize the FindWhat.com search engine. Participation in the system requires a minimum bid deposit of $25. The account is then charged for each visitor who clicks through to the bidder's Web site. The minimum starting bid for a click-through on a specific keyword is $0.01.

         Efficiency, accountability, and evaluation. The FindWhat.com search engine brings efficiency and accountability to the purchase of Internet advertising and addresses what we believe is the most common objection marketers have when considering any advertising expenditure - knowing what they are getting for their money. Advertisers can pick all of the keywords that are relevant to their business, as verified by our editors. With our open automated bidding system, advertisers can judge the value of paying for a premium position. The Listing Management Center shows advertisers what their competition is bidding for any specific keyword, and allows them to make competing bids. The bidding for key words is automated in real time, so that results are instantaneous. Through the Listing Management Center, advertisers can control and track these bids, the placement of their listings, their total expenditures, and their cost per visitor, all in a real-time environment. As a result, advertisers can easily determine and work to improve the return on their advertising investment with FindWhat.com.

         Pay for performance only. With the FindWhat.com search engine, advertisers are confident that they are not wasting their advertising dollars because they pay only for the prospects which come to their sites. We believe the pay-per-click model delivers exactly the type of accountability advertisers are seeking from their online marketing campaigns.

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

         We believe that our BeFirst.com RankPro search engine optimization service is unique because each client's objectives are assessed on an individual basis, generating customized programs in an industry where standard "one size fits all" models typically prevail. Moreover, our BeFirst.com RankPro service seeks to optimize a client's site on up to 300 search engines, directories and online yellow pages, while other search optimization services generally limit their optimization techniques to a smaller number of search engines. Our largest BeFirst.com RankPro client is eBay, and a significant portion of our BeFirst.com RankPro service revenue has been derived from eBay. As a result, our RankPro net sales are concentrated and this customer accounted for approximately 25%, 45%, and 50% of our BeFirst.com RankPro service revenue in 1999, 2000, and 2001, respectively. We expect that we will continue to be dependent upon this customer for a significant portion of our BeFirst.com RankPro service revenue in the future. Our BeFirst.com RankPro service revenue accounted for approximately 100%, 20%, and 5% of our total revenue in 1999, 2000, and 2001, respectively.



STRATEGY

         INCREASE NUMBER OF ADVERTISERS

         Many of our advertisers learn of our services by seeing our name online at other search engines or on sites that provide marketing resources to Internet businesses. Additionally, we recruit advertisers to utilize our services through direct sales efforts. Our sales staff targets e-commerce businesses and advertisers who they locate through online and offline research. Our sales staff usually contacts potential advertisers directly, utilizing telemarketing and e-mail. We also attend trade shows in which we believe potential advertisers will be exposed to our services. We believe the ease of our account sign-up process, along with our intuitive account management system, help to convince advertisers to sign-up for our services.

         INCREASE TRAFFIC THROUGH DISTRIBUTION PARTNERSHIPS

         Our online distribution partnerships enable us to link our advertisers to consumers who may not otherwise use the FindWhat.com search engine. We have agreements with CNET's Search.com, and InfoSpace's MetaCrawler and Dogpile and other search engines and high traffic Web sites to include our search listings on their Web sites. We plan to continue to develop distribution partnerships with additional high traffic sites, as well as trying to improve our relationships with our existing distribution partners. Distribution partners generate revenue primarily through receiving a percentage of our revenue from paid click-throughs from these sites as a commission, thereby increasing the likelihood that our results will be prominently displayed on our distribution partners' Web sites.

         INCREASE REVENUE AND CASH FLOW

         Our objective is to expand advertiser participation and increase business and consumer click-throughs on our FindWhat.com search engine listings. We believe that if we build a solid foundation of active bidders competing for click-throughs, we will stimulate growth which should increase the efficiency of our FindWhat.com service. A large and active base of advertisers will enable us to generate more relevant search results for users of our own site and our distribution partners' sites, which in turn should increase the number of consumers and businesses clicking through on bidded results. In turn, as we increase our distribution partner network and increase potential exposure to Internet users, more and more advertisers should be willing to bid for listings on our search engine. We also seek to increase awareness and revenues from our BeFirst.com RankPro service.

SALES & MARKETING

         Our sales and marketing efforts are coordinated out of our New York City and Ft. Myers, FL offices. As of December 31, 2001, we employed 10 full-time sales representatives and five full-time business development personnel. All of our representatives are compensated with salaries and/or commissions. Our representatives report to supervisors and have direct communication with our Chief Operating Officer, who oversees our sales and marketing efforts. Most of our paid click-throughs come from searches done on our distribution partners' Web sites, and, as a result, we do not spend any marketing efforts to attract Internet users to utilize our search engine at www.FindWhat.com. We do have relationships with third parties to attract online businesses to our Web site in order to encourage them to open a FindWhat.com account and bid on search terms in our search engine.

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

            - Customer service: To eliminate any perceived barriers to doing business with us, we attempt to deliver excellent customer service. We believe that superior customer service adds an extra level of value to our advertisers.

         BeFirst.com

         To obtain advertising clients for our BeFirst.com RankPro service, our sales force uses direct phone and Internet selling to a target client list culled from the large number of advertisers using our FindWhat.com service, and entering into arrangements with third parties to offer the RankPro service to their clients, along with placing advertisements on other search service Web sites. We anticipate that we will hire additional sales staff in order to increase the direct queries made to potential clients. We also may retain additional personnel or hire third party contractors to assist in data entry and technical aspects of our service so that we may service an increased client base.



REVENUE MODEL

         We generate revenue from:

              -   paid click-throughs on the FindWhat.com search engine,

              -   banner advertising on the FindWhat.com search results pages,

              -   set-up fees on our BeFirst.com RankPro service, and

              - click-through and subscription fees from our BeFirst.com RankPro service.


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

         FindWhat.com banner advertising. Our banner advertising revenue, which comprised less than 1% of our 2001 revenue, is generated primarily by third parties that sell banner advertising for our FindWhat.com site on our behalf.

         BeFirst.com RankPro set-up fees. We charge each new client a one-time fee for the search engine optimization and service to be performed by us for that client.

         BeFirst.com RankPro click-through fees. Click-through rates and subscription fees are negotiated and generally vary based on the client's industry and the frequency with which words or phrases related to that industry are searched. The negotiated click-through rate or subscription fee is applied to the actual number of Internet users clicking on, or subscribing as a result of, the various search engine placements established by the BeFirst.com RankPro service on behalf of a client.



CUSTOMERS

         The FindWhat.com search engine had more than 15,300 active advertiser accounts as of December 31, 2001. Active advertiser accounts are accounts that had activity during our most recent fiscal quarter, although there are thousands of accounts that are inactive each quarter, which, due to seasonality or other factors, may become active again in the future. With an open automated bidding system, advertisers can judge the value to their company of paying for a premium position in our search result listings. By logging onto their Listing Management Center account, they can see exactly what their competition is bidding for particular keywords and can outbid them, if they like. The auction is automated in real-time, so results are instantaneous.


COMPETITION

         FindWhat.com

         We compete with portals, pure search engines, and pay-for-performance search engines.


    -    Portals
              - Yahoo!                - AOL                  - MSN                  - iWon
              - Lycos                 - Excite               - About                - Go.com/Disney

    -    Pure search engines
              - Google                        - AltaVista                  - LookSmart
              - DirectHit                     - HotBot                     - WebCrawler

    -    Pay-for-performance search engines
              - Overture                                    - Bay9
              - Sprinks                                     - Kanoodle


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



TECHNOLOGY AND OPERATIONS

         We believe high traffic Internet search engines, especially those that distribute their results to third-party Web sites, require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. However, most new companies operate under considerable resource constraints that usually hinder the construction of networks that are fast, reliable and secure. We believe that while we have operated under the constraints of a new company, we have managed to create an infrastructure that provides us with a platform from which to grow our business.

         We believe our current infrastructure and operating environment are suitably sized and designed to give searchers, advertisers, and distribution partners a positive feeling about their interaction with the FindWhat.com site. The physical components of our infrastructure are comprised of equipment made by industry-leading manufacturers including Cisco and Intel. The software being used to power the FindWhat.com site is a combination of industry standard commercial software and our internally developed proprietary software. We believe that given the solid mix of industry standard equipment and software we are positioned to sustain the effects of considerable growth.

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

INTELLECTUAL PROPERTY

         We have pending United States federal applications with the Patent and Trademark Office for the marks F.A.S.T.(SM), BID FOR POSITION(SM), and PAY FOR PLACEMENT(SM), as well as Federal Registrations for FINDWHAT.COM(R), BEFIRST(R), BE1ST(R), and FIND WHAT YOU'RE LOOKING FOR(R). In addition, we use and have common law rights in the mark "FindWhat Advanced Search Technology." In February 2000, we filed a patent application for our FindWhat.com search engine with the U.S. Patent and Trademark Office. In December 2001, we filed an additional patent application covering evolution of our business model. These applications are currently pending.

         While we rely on trade secrets and confidentiality provisions to protect our intellectual property, we also use standard licenses contained in software we use, such as software supplied by Microsoft, in offering our FindWhat.com search engine, and software licenses for the online tracking information for our BeFirst SearchPro service.

         We are not dependent on any third-party technology or service mark licenses in connection with our search engine optimization business. However, we do rely upon common law trade secrets, proprietary technology and confidentiality principles to protect our intellectual property rights.

         Our principal competitor, Overture Services, Inc. purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. Overture Services has advised us that they believe our current bid-for-position business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the '361 patent in the District Court for the Southern District of New York. Subsequently Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the '361 patent. See Business Risks "Our principal competitor may have patent rights which could prevent us from operating our FindWhat.com search engine in its present form."


REGULATIONS

         We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation, user privacy and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating and making recommendations to Congress regarding the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business or otherwise have an adverse effect on our business, prospects, financial condition, or results of operations. Moreover, the applicability to the Internet of existing laws governing issues, such as property ownership, libel and personal privacy is uncertain. Future federal or state legislation or regulations could have a material adverse effect on our business, prospects, financial conditions and results of operations.



EMPLOYEES

         As of December 31, 2001, we had approximately 74 employees, including our executive officers. We had approximately 15 employees in sales and marketing, 5 in technical, 37 in customer service, 6 in administration and 5 administrative executive officers, in addition to 6 employees who provide our BeFirst.com service. In addition, WPI Advertising, an affiliate of one of our executive officers, supplies us with certain services, including office space and additional staff support.

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

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND HAVE ONLY RECENTLY LAUNCHED OUR FINDWHAT.COM SEARCH ENGINE.

         We began offering search engine optimization marketing services through our BeFirst.com service in March 1998, and in September 1999 we commercially launched FindWhat.com, our bid-for-position search engine. Accordingly, we have a limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success. An investor in our securities must consider the uncertainties, expenses, and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as e-commerce. To address these risks, we must, among other things:

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

OUR PRINCIPAL COMPETITOR MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING OUR FINDWHAT.COM SEARCH ENGINE IN ITS PRESENT FORM.

         Our principal competitor, Overture Services, Inc. purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. Overture Services has advised us that they believe our current bid-for-position business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

WE PARTIALLY DEPEND ON THIRD PARTIES FOR CERTAIN SOFTWARE AND INTERNET SERVICES FOR OUR FINDWHAT.COM SEARCH ENGINE.

         We partially depend on third-party software to operate our FindWhat.com search engine. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition and results of operations. We also are dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our FindWhat.com search engine can function properly and our FindWhat.com Web site can handle current and anticipated traffic. We currently have contracts with Sprint, UUNet, and KMC Telecom for these services. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

         Some of our officers have no prior senior management experience in public companies. In three years we have grown to approximately 74 employees; our new employees include a number of key managerial, technical, financial, marketing and operations personnel who have not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

CURRENT CAPACITY CONSTRAINTS MAY REQUIRE US TO EXPAND OUR NETWORK INFRASTRUCTURE AND CUSTOMER SUPPORT CAPABILITIES.

         Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the search queries and paid click-throughs we receive. We believe we will be required to expand our network infrastructure and customer support capabilities to support an anticipated expanded number of search queries and paid click-throughs. Any such expansion will require us to make significant upfront expenditures for servers, routers, computer equipment and additional Internet and intranet equipment and to increase bandwidth for Internet connectivity. Any such expansion or enhancement will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties, if and when necessary, would materially adversely affect our business, prospects, financial condition and results of operations.

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

         We own a federal service mark registration for "Be1st(R)", "BeFirst(R)", "Find What You're Looking For(R)" and "FindWhat.com(R)".
If other companies also claim the words "Be1st", "BeFirst", "Find What You're Looking For" or "FindWhat.com", we may be required to become involved in litigation or incur additional expense. Effective service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

         The process and technology we use to operate the FindWhat.com search engine is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com search engine with the United States Patent and Trademark Office. In December 2001, we filed an additional patent application covering evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, our principal competitor has been granted a patent which may cover our business model and has acquired an issued patent that may be applicable to our business model. See "Our principal competitor may have patent rights which could prevent us from operating our FindWhat.com search engine in its present form."

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

THE MARKET PRICE OF OUR SECURITIES MAY BE VOLATILE.

         From time to time the market price of our common stock may experience significant volatility. Our quarterly results, failure to meet analysts' expectations, patents issued or not issued to us or our competitors, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, prospects, financial condition and results of operations.

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

         As of December 31, 2001 we also have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 2.8 million shares of common stock at a weighted average exercise price of $2.11 and warrants and non-plan options to purchase approximately 2.6 million shares of common stock at a weighted average exercise price of $3.31 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION.

         We may face increased pricing pressure for the sale of paid listings, advertisements and direct marketing opportunities, which could materially adversely affect our business, prospects, financial condition and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our bid-for-position business model. The market for Internet-based marketing services is relatively new, intensely competitive and rapidly changing. Since the advent of search engine optimization services on the Internet, the number of companies offering services similar to our BeFirst.com service has proliferated due to, among other reasons, the absence of substantial barriers to entry. This competition may further continue to intensify. Such increased competition may lead to reductions in market prices for search engine optimization marketing and sales. Our principal competitor in the bid-for-position search engine aspect of our business is Overture Services. We also compete against providers of Web directories and search and information services, such as those provided by America Online, Yahoo and Alta Vista. Our principal competitors in our BeFirst.com search engine optimization business are Did-it.com and WebsiteResults.com, each of which may have a longer operating history, a larger customer base, greater brand recognition and may have greater financial, marketing and other resources than we have.

         Additionally, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, certain of which may be larger and have greater financial and other resources than we have. Competition for these acquisition targets will likely also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

         We have filed for two patents and have only a limited amount of other proprietary technology that would preclude or inhibit competitors from entering the paid listings market or the search engine optimization and submission markets. Therefore, we must rely on the skill of our personnel and the quality of our client service. The costs to develop and provide e-commerce services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future, and we are subject to the risk that our employees may leave us and may start competing businesses, notwithstanding non-competition agreements. The emergence of these enterprises could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

IMPLEMENTATION OF OUR FINDWHAT.COM SERVICE AND OUR BEFIRST.COM SERVICES FOR SOME CLIENTS MAY INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         In implementing our FindWhat.com service and our BeFirst.com services, we utilize promotional material generated by our clients and our editing staff to promote Web sites. From time to time, third parties have advised that the use of certain keywords in our FindWhat.com service and our search engine optimization services have infringed on their intellectual property rights. Although the terms and conditions of our services provide that our clients are responsible for infringement of intellectual property rights of others arising out of the use of keywords or content on their Web sites, our involvement in disputes regarding these claims could be time-consuming, expensive to defend and could result in the diversion of our management's time and attention, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

         Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash and short-term investments as of December 31, 2001, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.


ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease an executive, administrative and sales office in New York City and an executive, administrative, sales, customer service, and technical facility in Fort Myers, Florida.


ITEM 3.  LEGAL PROCEEDINGS.

         Our principal competitor, Overture Services, Inc. purports to be the owner of a United States patent that was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. Overture Services has advised us that they believe our current bid-for-position business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge Overture's patents in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing their patents.


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

             QUARTER ENDED                     HIGH              LOW
             -------------                     ----              ---

December 31, 2001......................    $       6.70     $      1.71
September 30, 2001.....................    $       3.03     $      1.44
June 30, 2001..........................    $       2.49     $      0.92
March 31, 2001.........................    $       1.75     $      0.59
December 31, 2000 .....................    $       2.56     $      0.38
September 30, 2000.....................    $       3.75     $      1.50
June 30, 2000..........................    $      12.00     $      2.00
March 31, 2000.........................    $      18.25     $      5.38

         Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


HOLDERS OF RECORD

         Our authorized capital stock consists of 50,000,000 shares of common stock, $.001 par value per share, and 500,000 shares of preferred stock, $.001 par value per share. As of December 31, 2001, there were 16,644,677 shares of our common stock outstanding. As of December 31, 2001, the number of record holders of our common stock was 118. No shares of our preferred stock are outstanding.

DIVIDENDS

         The Company has never paid cash dividends on its capital stock and does not expect to pay any dividends in the foreseeable future. The Company intends to retain future earnings, if any, for use in the business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated statements of operations data for the years ended December 31, 2001 and 2000 and the selected consolidated balance sheet data as of December 31, 2001 and 2000 are derived from our consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

                                                 Year ended           Year ended
CONSOLIDATED STATEMENT OF OPERATIONS DATA:      December 31,         December 31,
                                                    2001                 2000
                                                ------------         ------------

Revenues                                        $ 20,412,205         $  2,886,938
Cost of revenues                                   2,053,222            1,149,894
                                                ------------         ------------

        Gross profit                              18,358,983            1,737,044

Operating expenses
   Sales and marketing                            14,129,541            6,544,212
   General and administrative                      3,341,411            3,618,248
   Product development                               289,275              433,599
   Loss on sale of advertising contract              996,382                   --
                                                ------------         ------------

   Total operating expenses                       18,756,609           10,596,059

   Loss from operations                             (397,626)          (8,859,015)
   Interest income, net                               50,171               53,569
                                                ------------         ------------

        NET LOSS                                $   (347,455)        $ (8,805,446)
                                                ============         ============

Loss per share - basic and diluted              $      (0.02)        $      (0.63)
                                                ============         ============

Weighted-average number of common shares
   outstanding - basic and diluted                16,182,555           14,068,724
                                                ============         ============


CONSOLIDATED BALANCE SHEET DATA:             December 31, 2001    December 31, 2000
                                             -----------------    -----------------

Current assets                                  $  7,409,489         $  1,241,065
Total assets                                       8,324,573            2,102,068
Working capital (deficit)                          4,171,942              (56,002)
Stockholders' equity                               5,081,448              789,664


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This management's discussion and analysis of financial condition contains forward-looking statements, the accuracy of which involve risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of the Internet, Internet advertising and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

OVERVIEW

         We are a developer and marketer of performance-based advertising services for the Internet. Our clients pay us for each visitor we deliver to their Web sites. Currently, we offer two such proprietary services:
FindWhat.com, a bid-for-position search engine which distributes its listings to third-party Web sites, and BeFirst.com RankPro, a search engine optimization service. Our focus is to connect consumers and businesses that are most likely to purchase specific goods and services to the businesses that provide those goods and services.

         The FindWhat.com search engine allows Internet users to enter a word, phrase or plain English query describing what they want to locate on the Internet. They can enter their query through the search box located at www.FindWhat.com or through the search areas of any of our distribution partners. Our search engine then displays a selection of Web sites related to that query. Through our open, automated, proprietary bidding process, advertisers can determine the placement of their listing in response to any given query. This is accomplished by allowing our advertisers to submit bids for the amount they will pay for each visitor who clicks-through to their Web sites for particular search terms. The highest bidder for a particular term receives the first listing with all other bidders on that term listed in descending bid order. Unlike traditional online advertising alternatives, which charge based on impressions or page views, our advertisers only pay for performance, defined as a visitor who searches for a term the advertiser selected, and who clicks on the advertiser's listing and reaches its Web site. As with the Yellow Pages in the offline world, FindWhat.com's advertisers get their message in front of prospects at the exact time they are looking for the advertisers' products and services. Unlike the Yellow Pages, advertisers only pay for those visitors that "walk" into their virtual stores.

         We distribute our search results to many third-party high traffic Web sites, including CNET's Search.com, and, through our relationship with InfoSpace, NBCi, MetaCrawler, Dogpile, and Go2Net, along with many others, and we pay a percentage of our revenue from paid click-throughs to these sites as a commission. As a result, we serve as a source of revenue and relevant search result listings for these entities, while providing our advertisers with exposure to potential customers across the Internet. Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. The following table charts by quarter the number of paid click-throughs, the average revenue per paid click-through, and active advertiser accounts for the FindWhat.com search engine since January 1, 2000 (revenue from the FindWhat.com search engine prior to 2000 was immaterial):


                Paid Click-throughs      Avg. Revenue per      Active Advertiser
     Quarter       (in millions)          Click-through             Accounts
     Q4 2001           46.2                   $0.17                  15,300
     Q3 2001           36.0                   $0.15                  12,400
     Q2 2001           33.3                   $0.13                  10,200
     Q1 2001           22.9                   $0.10                   7,500
     Q4 2000           13.2                   $0.11                   6,800
     Q3 2000            5.6                   $0.11                   5,300
     Q2 2000            3.8                   $0.07                   3,300
     Q1 2000            1.2                   $0.06                   1,500


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

         We believe that our FindWhat.com search engine is more attractive to advertisers as more consumers and businesses access our listings while searching the Internet, and our paid listings are more relevant to these Internet users as more advertisers bid for placement in our search results. The largest component of our expenses consists of costs incurred to attract consumers and businesses to our search listings, either through our distribution partners or via our Web site at www.FindWhat.com. To date, we have primarily attracted Internet users through our distribution partners, who list some or all of our search listings on their Web sites. We expect to continue to rely upon distribution partners for most of the searches conducted on our service. Our future success is dependent upon reducing our click-through acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues we will be required to incur a significant expansion of our operations, including hiring additional management and staff. These actual and proposed increases in marketing and personnel will significantly increase our operating expenses.

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

         We have a limited operating history. We began offering our BeFirst.com RankPro service in March 1998. Our FindWhat.com search engine was commercially launched in September 1999, but generated immaterial revenues in the fiscal year ended December 31, 1999. Our losses for the years ended December 31, 2001 and December 31, 2000 were $347,455 and $8,805,446, respectively. Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult. We may never achieve sustainable, profitable operations.


RESULTS OF OPERATIONS

         Years ended December 31, 2001 and December 31, 2000

         Our fiscal year runs from January 1 through December 31. We began offering our BeFirst.comSM search engine optimization service in March 1998, and we commercially launched our FindWhat.comSM search engine in September 1999, and both services have experienced rapid growth since their introduction. As a result of these factors, comparisons between the years ended December 31, 2001 and December 31, 2000 have limited meaning.

         REVENUE

         Revenue for the year ended December 31, 2001 increased to $20,412,205 compared to $2,886,938 for the year ended December 31, 2000. The increase was primarily the result of increased revenue from the FindWhat.com search engine due to increases in the number and quality of active advertiser accounts and distribution partners, which led to increases in paid click-throughs and average revenue per paid click-through (see table above). We also had a 125% increase in revenue from our BeFirst RankPro service, to $1,210,315 in 2001 from $538,776 in 2000.

Revenue from the FindWhat.com search engine represented approximately 94% of total revenue for the year ended December 31, 2001.

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

         Cost of revenues increased to $2,053,222 for the year ended December 31, 2001 from $1,149,894 for the year ended December 31, 2000. The increase was primarily due to the expansion of the FindWhat.com search engine, including higher credit card processing fees and depreciation on our Web site equipment, and increased costs related to our BeFirst.com service, including an increase in consultant fees and personnel associated with providing the BeFirst.com service. We anticipate cost of revenues will continue to increase as our traffic, revenue, and number of advertisers increase.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of:

         - payments for a percentage of our revenue from paid click-throughs to our FindWhat.com distribution partners as a commission,
         - advertising expenditures for the FindWhat.com search engine, such as radio, outdoor and banner advertising campaigns and sponsorships,
         - promotional expenditures, including proprietary contests to attract consumers to the FindWhat.com Web site and sponsorships of seminars, trade shows and expos,
         - telemarketing and other expenses to attract advertisers to our services,
         -        fees to marketing and public relations firms, and
         - payroll and related expenses for personnel engaged in marketing, customer service and sales functions.

Almost all of our sales and marketing expenses relate to the FindWhat.com search engine.

         Our sales and marketing expense was $14,129,541 for the year ended December 31, 2001 compared to $6,544,212 for the year ended December 31, 2000. The increase in sales and marketing expense was related primarily to increased amounts paid to distribution partners as a result of increased revenue derived from our contracts with these partners, along with expanding the number of marketing, customer service, and sales employees, and non-cash stock compensation expense. These increases were offset primarily by decreases in radio and outdoor promotional activities, lower fees to our public relations firms, and outsourced telemarketing expenses. Amounts paid to distribution partners represent the largest component of our operating expenses. We have issued shares of common stock or warrants to purchase shares of common stock to several of our advertising vendors and distribution partners in lieu of cash payments. We record non-cash charges over the terms of our contracts with these vendors and distribution partners. These non-cash charges, along with non-cash stock compensation expense, totaled $1,531,253 and $3,351,502 for the years ended December 31, 2001 and December 31, 2000, respectively, consisting primarily of stock and warrant grants: (i) to national radio and outdoor companies for radio commercial time and billboards, (ii) to our distribution partners, and (iii) to individuals who have assisted us with relationships with distribution partners and media companies, but do not include the Loss on Sale of Advertising Contract (see below). We believe that continued investment in sales and marketing, including attracting advertisers to utilize the FindWhat.com search engine and attracting additional distribution partners to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue to increase in the future.

         General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel and entertainment costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. General and administrative expenses decreased slightly to $3,341,411 for the year ended December 31, 2001 from $3,618,248 for the year ended December 31, 2000. The decrease in general and administrative expenses was primarily due to decreased professional, investor relations, and recruiting fees, along with lower travel and entertainment spending and a decrease in non-cash stock compensation expense, offset by higher administrative and executive headcount and salaries along with related expenses associated with the hiring of personnel; increased rent and other office expenses; and increases in general corporate expenses. We expect general and administrative expenses to increase in the future as we expand our staff and incur additional costs related to the growth of our business.

         Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our FindWhat.com service, consulting fees to a technical consultant, and depreciation for related equipment. Product development was $289,275 for the year ended December 31, 2001 compared to $433,599 for the year ended December 31, 2000. The decrease was primarily a result of decreased use of technical consulting services, partially offset by higher compensation expense. In November 1999, we issued shares of common stock to a technical consultant. As a result, we recorded $171,875 in non-cash product development charges for the year ended December 31, 2000. We had no such expense in 2001. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

         Loss on Sale of Advertising Contract. From January 2000 through March 2001, Sales and Marketing expense included non-cash charges related to the issuance of 600,000 shares of common stock to a national radio group in return for radio advertising time to promote the FindWhat.com search engine. The common stock had a value of $4,425,000 at the time of issuance, and was being expensed as the radio time was being used. As of March 30, 2001, $3,351,118 had been expensed in this fashion. On March 30, 2001, a third party paid $250,000 in cash in return for the remaining radio time and a warrant to purchase 125,000 shares of common stock. The warrant was valued at $172,500. As a result of this transaction, a loss of $996,382 was recorded in 2001 for the sale of the radio advertising contract, which is shown as "Loss on sale of advertising contract" on the statement of operations.

         INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases and any taxes. Net interest income was $50,171 for the year ended December 31, 2001 compared to $53,569 for the year ended December 31, 2000. The decrease in our interest income was due to lower interest rates earned on our cash balances in 2001 and higher interest payments on capital leases and other obligations, partially offset by higher average cash and cash equivalent balances. Our interest expense in 2001 consisted of interest on leases of computer, telephone and copier equipment, and interest on money advanced to us for the purchase of radio advertising time which was later refunded. Our interest expense in 2000 consisted of interest on leases of computer, telephone, and copier equipment.

         NET LOSS

         As a result of the factors described above, we incurred a net loss of $347,455 or ($0.02) per basic and diluted share for the year ended December 31, 2001, compared to a net loss of $8,805,446 or ($0.63) per basic and diluted share for the year ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         We have historically satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, proceeds from the exercise of options and warrants, and the reliance on affiliated businesses owned by our executive officers. Through December 31, 2001, we have raised net proceeds of approximately $8,380,000 through private equity financings, and received $511,603 in proceeds from the exercise of warrants and options. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert D. Brahms. We have been billed our pro rata share of applicable expenses. Beginning in Q2 2001, we began generating cash from operations. Our cash flows provided by operations in 2001 were $4,108,750. We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for listings in the FindWhat.com search engine, and the increase in the number of distribution partners displaying our search engine's listings, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our advertisers with high quality click-throughs (or visitors to their Web sites), they may reduce or cease their spending with us, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive paid search result listings - in terms of the average revenue per paid click-through, the share paid to the distribution partners, the relevancy and coverage of such listings, and the speed of delivery of such listings, among other factors - they may display fewer of our listings, or stop showing our listings at all, which would lead to lower revenue and cash flows. The number and quality of providers of paid search result listings is increasing, which may adversely impact: our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of, our contracts with our distribution partners, all of which may reduce our revenue and cash flows.

         Net cash provided by operating activities totaled $4,108,750 for the year ended December 31, 2001. The net cash provided was based on a net loss of $347,455 and an increase in accounts receivable and prepaid and other current assets of $513,729, which was more than offset, primarily by an increase in accounts payable and accrued expenses of $1,545,946, non-cash equity-based compensation related to stock, option, and warrant grants to service providers and non-employees totaling $1,531,253, a loss on the sale of an advertising contract of $996,382, depreciation of $480,647, and an increase in deferred revenue of $416,835.

         Net cash used in investing activities totaled $1,255,877 for the year ended December 31, 2001, and consisted of the purchase of $1,000,324 in short-term investments, and $505,553 in capital expenditures for equipment, partially offset by $250,000 in proceeds from the sale of our remaining time under a radio advertising contract. Short-term investments consisted of a fixed rate guaranteed annuity contract with an insurance company.

         Net cash provided by financing activities totaled $1,829,544 for the year ended December 31, 2001. In April 2001, the Company completed a private placement of our common stock with accredited investors. The Company issued 1,350,000 shares of common stock for $1.00 per share and received gross proceeds of $1,350,000. We also issued the investors 202,500 warrants to purchase our common stock at exercise prices ranging from $1.00 to $1.52 per share.

         Our principal sources of liquidity consisted of approximately $6,498,058 of cash, cash equivalents, and short-term investments as of December 31, 2001. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. As of December 31, 2001, the Company had less than $20,000 in capital lease obligations on computer and copier equipment, with payments due monthly over a maximum of the next three years. In the near-term, we do not intend to finance future capital equipment purchases through capital leases; however, we may choose to pursue capital leases at some point in the future, depending on terms available, the amount of equipment to be purchased, and our cash position. Our largest operating lease commitment is a ten-year lease for office space in Ft. Myers, FL in a building that is expected to be completed by November 2002. We are obligated to pay rent of at least $443,070 per year, not including our pro rata share of the building's operating expenses. We do not believe we have any other material operating leases. Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors) delivered to them via our distribution partners. We are engaged in patent litigation with our largest competitor, Overture Services, Inc. We believe that the litigation will not be resolved over the next 12 months, and will require approximately $1 million in legal expenses over that time period. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and consequently our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. We currently anticipate that our cash and short-term investments as of December 31, 2001, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.


ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

         Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

         Note 1 to the Notes of the Consolidated Financial Statements describes our significant accounting policies. We believe the following accounting policies are more subject to management's estimates and judgments.

         Revenue

         We derive revenue from the following sources: through set-up fees charged to new BeFirst clients, through click-through rates charged for the traffic the BeFirst service generates to its clients' Web sites, through search listing click-throughs and for banner advertisements on the FindWhat.com search engine.

         Set-up fee revenue is recognized ratably over the contract period. Revenue from click-through rates is recognized when generated. Revenue from banner advertisements is recognized ratably over the period of the agreement as services are provided.

         The Company has entered into agreements with various Internet search engine providers to provide FindWhat.com search results. The Company pays a fee to the search engine that lists its results for each click-through of a FindWhat.com listing. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the revenues related to these click-throughs on search result listings are reported gross of the fees paid in the Consolidated Financial Statements.

          Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. If our billable advertisers were to contest amounts legitimately owed to us, or if their ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

         Income Tax

         As of December 31, 2001, we had net operating loss carryforwards of approximately $8.8 million and $12.8 million available to reduce future federal and state taxable income, respectively. These net operating loss carryforwards are carried on our balance sheet as a deferred tax asset, but due to the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets from our net operating loss carryforwards in future years, we have recorded a 100% valuation allowance against our deferred tax assets. Financial Accounting Statement Standard No. 109, "Accounting for Income Taxes" (SFAS 109) requires that a valuation allowance be setup to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. In order for a company to realize the tax benefits associated with a net operating loss, it must have taxable income within the applicable carryback or carryfoward periods.

         SFAS 109 indicates that all available evidence, both positive and negative, should be identified and considered in making a determination as to whether it is more likely than not that all or some portion of the deferred tax asset will not be realized. Examples of positive evidence include a strong earnings history and existing contracts or backlog. Examples of negative evidence include but are not limited to the following: (i) a pretax loss for financial reporting purposes for the current or a recent preceding year; (ii) an accumulated deficit; (iii) a history of operating losses or tax credit carryforwards expiring unused; and (iv) cumulative losses in recent years.

         We believe that FindWhat.com's losses in recent years present negative evidence that required a valuation allowance to be set up to reduce the deferred tax asset. Accordingly, we have not taken a benefit for that asset. If we generate taxable income in 2002, this would be positive evidence that could allow us to release a portion of the valuation allowance set up against the asset. In addition to generating taxable income, if we had other positive evidence, for example a longer history of generating net income, we could release a portion or all of the remaining valuation allowance, which would result in a tax benefit in the period such determination was made.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-KSB include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability, our operating and growth strategy, liquidity, and expenses. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business -- Business Risks" included elsewhere in this Annual Report on Form 10-KSB and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our business and financial results in the future and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-KSB are based on information presently available to our management. We assume no obligation to update any forward-looking statements.


ITEM 7.  FINANCIAL STATEMENTS

         The Company's consolidated balance sheet as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2001 together with the independent certified public accountants' report thereon appear on pages F-1 through F-22 hereof.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders pursuant to Regulation 14A.


ITEM 10. EXECUTIVE COMPENSATION.

         Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information required under this item is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders pursuant to Regulation 14A.




                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

                  (1) The following financial statements are included in this report under Item 7:

                           Balance Sheet as of December 31, 2001 and 2000.

                           Statements of Operations for the two years ended December 31, 2001.

                           Statements of Stockholders' Equity for the two years ended December 31, 2001.

                           Statements of Cash Flows for the two years ended December 31, 2001.

                           Notes to the Financial Statements.

                           Independent Auditors' Report.
..
                  (2)      Exhibits:

Number              Exhibit
2.1*                Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation, Collectibles
                    America, Inc. and Mick Jardine.
3.1*                Articles of Incorporation of FindWhat.com (f/k/a
                    Collectibles America, Inc.)
3.2**               Amended and Restated By-laws of FindWhat.com
3.3***              Audit Committee Charter
10.1****            Executive Employment Agreement between FindWhat.com and
                    Craig A. Pisaris-Henderson
10.2                [Reserved]
10.3*****           Executive Employment Agreement between FindWhat.com and
                    Courtney P. Jones
10.4*               BeFirst 1999 Stock Incentive Plan
10.5*               Form of Incentive Stock Option Agreement
10.6*               Form of Non-Qualified Stock Option Agreement
10.7(R)****         Search Result Agreement, dated March 29, 2000, between the
                    Registrant and Mamma.com.
10.8*****           Executive Employment Agreement between FindWhat.com and
                    Robert D. Brahms
10.9                [Reserved]
10.10               [Reserved]
10.11****           Executive Employment Agreement between FindWhat.com and
                    Phillip R. Thune.
10.12****           Executive Employment Agreement between FindWhat.com and
                    Peter Neumann.
23                  Consent of Grant Thornton LLP
24                  Powers of Attorney

* Incorporated by reference to the exhibit previously filed on September 14, 1999 with prior Form 10 of FindWhat.com (file no. 0-27331).

** Incorporated by reference to the exhibit previously filed on January 23, 2002 with FindWhat.com's Form 8-K.

*** Incorporated by reference to the exhibit previously filed on March 30, 2000 with Amendment to FindWhat.com's Form 10-K for the fiscal year ended December 31, 1999.

****Incorporated by reference to the exhibit previously filed on May 15, 2000 to FindWhat.com's Form 10-QSB for the fiscal quarter ended March 31, 2000.

*****Incorporated by reference to the extent previously filed on April 2, 2001 with FindWhat.com's Form 10-KSB for the year ended December 31, 2000.

         (b)      Reports on Form 8-K

         Form 8-K, dated December 3, 2001, regarding future financial performance of the Company.

         Form 8-K, dated October 23, 2001, regarding third quarter financial performance and future financial performance of the Company.

         Form 8-K, dated October 8, 2001, regarding future financial performance of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FINDWHAT.COM


Date:  March 26, 2002               By: /s/ Phillip R. Thune
                                       -----------------------------------------
                                        Phillip R. Thune, Chief Operating
                                        Officer,  Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March 2002.

         Signature                  Title


  *Craig A. Pisaris-Henderson       President, Chief Executive Officer,
-----------------------------       Secretary and Director
  Craig A. Pisaris-Henderson

  *Courtney P. Jones                Chairman and Director
-----------------------------
  Courtney P. Jones

  *Robert D. Brahms                 Vice Chairman and Director
-----------------------------
  Robert D. Brahms

  *Phillip R. Thune                 Chief Operating Officer, Chief Financial
-----------------------------       Officer, Treasurer
  Phillip R. Thune                  (principal accounting and financial
                                    officer), and Director

  *David M. Medinis                 Director
-----------------------------
  David M. Medinis

  *Peter V. Miller                  Director
-----------------------------
  Peter V. Miller

  *Kenneth E. Christensen           Director
-----------------------------
  Kenneth E. Christensen

  *Martin G. Berger                 Director
-----------------------------
  Martin G. Berger

  *Rupinder S. Sidhu                Director
-----------------------------
  Rupinder S. Sidhu

  *Frederick E. Guest               Director
-----------------------------
  Frederick E. Guest

  *Robert Mylod                     Director
-----------------------------
  Robert Mylod


*By: /s/ Phillip R. Thune
     -----------------------------------
     Phillip R. Thune, Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        ----


Report of Independent Certified Public Accountants                      F-2

Consolidated Balance Sheets                                             F-3

Consolidated Statements of Operations                                   F-4

Consolidated Statement of Stockholders' Equity                          F-5

Consolidated Statements of Cash Flows                                   F-6

Notes to Consolidated Financial Statements                            F-7-F-22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors
    FindWhat.com


We have audited the accompanying consolidated balance sheets of FindWhat.com and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of FindWhat.com's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FindWhat.com as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ GRANT THORNTON LLP


New York, New York
February 8, 2002

                           FindWhat.com and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                    ASSETS                                  2001                  2000
                                                                         ------------         ------------

CURRENT ASSETS
    Cash and cash equivalents                                            $  5,497,734         $    815,317
    Short-term investment                                                   1,000,324
    Accounts receivable, less allowance for doubtful accounts
       of $50,605 and $22,559, respectively                                   787,618              418,459
    Prepaid expenses and other current assets                                 123,813                7,289
                                                                         ------------         ------------

         Total current assets                                               7,409,489            1,241,065

EQUIPMENT AND FURNITURE - NET                                                 863,669              838,763

OTHER ASSETS                                                                   51,415               22,240
                                                                         ------------         ------------

         Total assets                                                    $  8,324,573         $  2,102,068
                                                                         ============         ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                $  2,720,657         $  1,174,711
    Current portion of capital lease obligations                                9,443               31,743
    Deferred revenue                                                          507,447               90,613
                                                                         ------------         ------------

         Total current liabilities                                          3,237,547            1,297,067

CAPITAL LEASE OBLIGATIONS, less current portion                                 5,578               15,337
                                                                         ------------         ------------

         Total liabilities                                                  3,243,125            1,312,404

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500,000 shares; none issued and outstanding
    Common stock, $.001 par value; authorized, 50,000,000 shares;
      16,651,677 and 15,098,844, respectively, issued; and
      16,644,677 and 15,091,844, respectively, outstanding                     16,652               15,099
    Additional paid-in capital                                             16,171,876           13,511,443
    Stock subscription receivable                                                               (1,251,298)
    Deferred service costs                                                    (15,312)            (741,267)
    Treasury stock, 7,000 shares, at cost                                     (82,035)             (82,035)
    Accumulated deficit                                                   (11,009,733)         (10,662,278)
                                                                         ------------         ------------

         Total stockholders' equity                                         5,081,448              789,664
                                                                         ------------         ------------

         Total liabilities and stockholders' equity                      $  8,324,573         $  2,102,068
                                                                         ============         ============


The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,



                                                 2001             2000
                                            ------------     ------------
Revenues                                    $ 20,412,205     $  2,886,938
Cost of revenues                               2,053,222        1,149,894
                                            ------------     ------------

         Gross profit                         18,358,983        1,737,044
                                            ------------     ------------

Operating expenses
    Sales and marketing                       14,129,541        6,544,212
    General and administrative                 3,341,411        3,618,248
    Product development                          289,275          433,599
    Loss on sale of advertising contract         996,382
                                            ------------     ------------

         Total operating expenses             18,756,609       10,596,059
                                            ------------     ------------

         Loss from operations                   (397,626)      (8,859,015)

Interest income, net                              50,171           53,569
                                            ------------     ------------

         NET LOSS                           $   (347,455)    $ (8,805,446)
                                            ============     ============

Loss per share - basic and diluted          $      (0.02)    $      (0.63)
                                            ============     ============

Weighted-average number of common shares
    outstanding - basic and diluted           16,182,555       14,068,724
                                            ============     ============








The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000




                                               Preferred stock,          Common stock,
                                               $.001 par value          $.001 par value         Additional
                                               ---------------   ---------------------------     paid-in
                                               Shares  Amount       Shares         Amount        capital
                                               -----   -------   ------------   ------------   ------------

Balance at January 1, 2000                             $           12,591,750   $     12,592   $  3,273,267

Issuance of common stock and warrants in
   connection with private placement                                1,802,500          1,803      4,597,529
Issuance of common stock for advertising
   services and note receivable                                       600,000            600      4,424,400
Issuance of common stock for consulting
   services                                                           104,594            104        264,767
Issuance of warrants for metasearch services                                                        587,100
Fair value of stock options issued to
   nonemployees for services                                                                        364,380
Purchase of treasury stock
Service cost on prior year options
Net loss
                                               -----   -------   ------------   ------------   ------------


Balance at December 31, 2000                                       15,098,844         15,099     13,511,443

Issuance of common stock and warrants in
   connection with private placement                                1,350,000          1,350      1,348,650
Issuance of common stock in connection
   with exercises of stock options and
   warrants                                                           189,500            190        511,413
Sale of advertising agreement and settle-
   ment of stock subscription receivable                                                            172,500
Issuance of warrants in connection with
   metasearch services                                                                              495,383
Issuance of stock and warrants for
   consulting services                                                 13,333             13        132,487
Amortization of service costs on warrants
   Issued
Net loss
                                               -----   -------   ------------   ------------   ------------


Balance at December 31, 2001                           $           16,651,677   $     16,652   $ 16,171,876
                                               =====   =======   ============   ============   ============


                                                   Stock        Deferred                          Accumu-
                                               Subscription      service         Treasury          lated
                                                receivable        cost             stock          deficit          Total
                                               ------------    ------------    ------------    ------------    ------------

Balance at January 1, 2000                                     $   (401,491)                   $ (1,856,832)   $  1,027,536

Issuance of common stock and warrants in
   connection with private placement                                                                              4,599,332
Issuance of common stock for advertising
   services and note receivable                $ (1,251,298)       (594,367)                                      2,579,335
Issuance of common stock for consulting
   services                                                                                                         264,871
Issuance of warrants for metasearch services                       (146,900)                                        440,200
Fair value of stock options issued to
   nonemployees for services                                                                                        364,380
Purchase of treasury stock                                                     $    (82,035)                        (82,035)
Service cost on prior year options                                  401,491                                         401,491
Net loss                                                                                         (8,805,446)     (8,805,446)
                                               ------------    ------------    ------------    ------------    ------------



Balance at December 31, 2000                     (1,251,298)       (741,267)        (82,035)    (10,662,278)        789,664

Issuance of common stock and warrants in
   connection with private placement                                                                              1,350,000
Issuance of common stock in connection
   with exercises of stock options and
   warrants                                                                                                         511,603
Sale of advertising agreement and settle-
   ment of stock subscription receivable          1,251,298         594,368                                       2,018,166
Issuance of warrants in connection with
   metasearch services                                              146,900                                         642,283
Issuance of stock and warrants for
   consulting services                                             (122,500)                                         10,000
Amortization of service costs on warrants
   Issued                                                           107,187                                         107,187
Net loss                                                                                           (347,455)       (347,455)
                                               ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2001                      $            $    (15,312)   $    (82,035)   $(11,009,733)   $  5,081,448
                                               ============    ============    ============    ============    ============



The accompanying notes are an integral part of this statement.

                           FindWhat.com and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                    2001           2000
                                                                -----------    -----------

Cash flows from operating activities
    Net loss                                                    $  (347,455)   $(8,805,446)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities
        Allowance for doubtful accounts                              28,046         22,559
        Depreciation                                                480,647        309,788
        Loss on sale of property and equipment                                         715
        Loss on sale of advertising contract                        996,382
        Equity-based compensation                                 1,531,253      4,050,277
        Changes in operating assets and liabilities
           Accounts receivable                                     (397,205)      (343,343)
           Prepaid expenses and other current assets               (116,524)         9,961
           Other assets                                             (29,175)       (19,645)
           Accounts payable and accrued expenses                  1,545,946      1,039,930
           Deferred revenue                                         416,835         59,211
           Due to affiliate                                                        (59,773)
                                                                -----------    -----------

         Net cash provided by (used in) operating activities      4,108,750     (3,735,766)
                                                                -----------    -----------

Cash flows from investing activities
    Purchase of short-term investment                            (1,000,324)
    Purchase of equipment                                          (505,553)      (837,506)
    Proceeds from sale of advertising contract                      250,000
    Proceeds from sale of equipment                                                  1,000
                                                                -----------    -----------

         Net cash used in investing activities                   (1,255,877)      (836,506)
                                                                -----------    -----------

Cash flows from financing activities
    Net proceeds from private placement                           1,350,000      4,599,332
    Purchase of treasury stock                                                     (82,035)
    Proceeds received from exercise of stock options                511,603
    Payments made on capital leases                                 (32,059)       (36,639)
                                                                -----------    -----------

         Net cash provided by financing activities                1,829,544      4,480,658
                                                                -----------    -----------

         INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                     4,682,417        (91,614)

Cash and cash equivalents at beginning of year                      815,317        906,931
                                                                -----------    -----------

Cash and cash equivalents at end of year                        $ 5,497,734    $   815,317
                                                                ===========    ===========

Interest paid                                                   $     7,992    $     3,500

Supplemental noncash investing and financing activities
    Capital lease obligations for purchase of equipment         $         -    $    51,083




The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000



NOTE A - NATURE OF BUSINESS

     FindWhat.com was organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, in June 1999, established a wholly-owned subsidiary, BeFirst Internet Corporation, a Delaware corporation. On June 17, 1999, the Company changed its name from Collectibles America, Inc. to BeFirst.com. In September 1999, the Company changed its name from BeFirst.com to FindWhat.com.

     FindWhat.com and its subsidiary (collectively, the "Company") are developers and marketers of performance-based advertising services for the Internet. FindWhat.com offers two services: FindWhat.com, a pay-for-position search engine which launched in September 1999, and BeFirst.com RankPro, a search engine optimization service. The Company operates in one reportable business segment.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Consolidation

         The consolidated financial statements include the accounts of FindWhat.com and its wholly-owned subsidiary, BeFirst Internet Corporation. All material intercompany transactions and accounts have been eliminated in consolidation.

     2.  Cash and Cash Equivalents

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Due to the high liquidity of these types of investments, fair value approximates the carrying value.

     3.  Short-term Investments

         The Company's short-term investments as of December 31, 2001 consisted of an investment in a fixed rate guaranteed annuity contract with an insurance company. The company classifies this investment as available for sale. Due to the high liquidity of this instrument, the fair value approximates its carrying value. The instrument is not covered by any depository insurance.

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

     4.  Equipment and Furniture

         Equipment and furniture are stated at cost. Expenditures for equipment and furniture that benefit more than one period are capitalized and depreciated over the estimated useful life of the asset. Expenditures for maintenance and repairs are charged against operations as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Depreciation expense consists of the depreciation of computer equipment and furniture.

     5.  Revenues

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

         The Company has entered into agreements with various Internet search engine providers to provide FindWhat.com search results. The Company pays fees to the search engines that list FindWhat.com's results for click-throughs on those results. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the revenues related to these search results are reported gross of the fees paid in the accompanying financial statements.

     6.  Cost of Revenues

         Cost of revenues consists primarily of costs associated with designing and maintaining the Company's Web sites and providing the BeFirst.com service, fees paid to outside service providers that provide the Company's unpaid listings, credit card processing fees, and fees paid to telecommunications carriers for Internet connectivity.

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

     7.  Operating Expenses

         Sales and marketing expenses consist primarily of amounts paid to third parties as commissions for distributing our search results, advertising and promotional expenditures, and payroll and related expenses to personnel engaged in marketing, customer service and sales functions.

         Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our FindWhat.com services and depreciation for related equipment.

     8.  Use of Estimates

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

     9.  Basic and Diluted Loss Per Share

         Basic and diluted loss per share is calculated by dividing the net loss by the weighted average number of shares of common stock outstanding during each period. All stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.
         (See Notes H, I and J.)

    10.  Deferred Service Costs

         Deferred service costs consist of the value of common stock and stock options issued for services that are provided to the Company in future periods and are shown as a reduction to stockholders' equity. Such amounts are expensed as services are received over the contract terms.

    11.  Deferred Revenue

         Deferred revenue represents advance deposits made by the Company's clients against future click-throughs for search listing advertisements on the FindWhat.com search engine and via the Company's BeFirst.com services. Revenue is recognized as click-throughs are made to a client's Web site.

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

    12.  Accounting for Stock-Based Compensation

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

    13.  Advertising Costs

         Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2001 and 2000 were approximately $1,860,000 and $3,057,000, respectively.

    14.  Income Taxes

         The Company utilizes the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

    15.  New Accounting Standards Not Yet Adopted

         On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations," and Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

         provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No.
         142. Major provisions of these Statements and their effective dates for the Company are as follows:

             - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling-of-interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

             - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

             - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

             - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

             - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         As the Company has not had any business combinations, the adoption of SFAS No. 141 and SFAS No. 142 will have no impact on the Company's financial position and results of operations.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement is effective for the fiscal years beginning after December 15, 2001. This Statement supersedes Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," while retaining many of the requirements of such statement.

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE B (CONTINUED)

         Although it is still reviewing the provisions of SFAS No. 144, management's preliminary assessment is that this statement will not have a material impact on the Company's financial position or results of operations.

    17.  Reclassification

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.


NOTE C - EQUIPMENT AND FURNITURE

     Equipment and furniture at December 31, consist of the following:

                                                        2001            2000
                                                     ----------     -----------

       Computer equipment                            $1,499,185     $   973,051
       Furniture                                        115,209         124,220
       Equipment under capital lease obligations         73,178          84,748
                                                     ----------     -----------

                                                      1,687,572       1,182,019
       Less accumulated depreciation                    823,903         343,256
                                                     ----------     -----------

                                                     $  863,669     $   838,763
                                                     ==========     ===========

     Included in accumulated depreciation is $67,754 and $36,064 relating to accumulated depreciation on equipment under capitalized lease obligations as of December 31, 2001 and 2000, respectively. (See Note F-2.)

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, consist of the following:

                                                   2001           2000
                                                ----------     ----------

       Accounts payable and other               $  677,650     $  259,197
       Revenue-sharing agreements                1,227,248        683,449
       Consultant settlement agreement             262,292
       Accrued compensation                        461,587
       Professional fees                            91,880        148,730
       Database license                                            83,335
                                                ----------     ----------

                                                $2,720,657     $1,174,711
                                                ==========     ==========


NOTE E - RELATED PARTY TRANSACTIONS

     The Company shares office space and office salaries in New York with WPI Advertising Inc. ("WPI"). WPI is an affiliate of an officer, director and shareholder of the Company. For the years ended December 31, 2001 and 2000, the Company paid WPI approximately $200,000 and $165,000, respectively, for its share of office space and office salaries. Through March 2000, the Company shared office space in California with V-Lite Corporation ("V-Lite"). V-Lite is an affiliate of an officer, director and shareholder of the Company. The total amount paid to V-Lite for the year ended December 31, 2000 was approximately $3,000.


NOTE F - COMMITMENTS AND CONTINGENCIES

1.       Operating Leases

         The Company leases office space in Florida and California under the terms of operating leases that expire August 31, 2002 and April 30, 2005, respectively. Both leases contain provisions requiring the Company to pay their pro rata share of operating expenses. On January 31, 2002, the Company entered into an operating lease for new offices in Florida. These amounts have been included in the lease commitments shown below.

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE F (CONTINUED)

         Future minimum payments under noncancellable operating leases consisted of the following at December 31, 2001:

                      2002                          $   130,647
                      2003                              443,070
                      2004                              443,070
                      2005                              443,070
                      2006                              443,070
                      Thereafter                      2,621,498
                                                      ---------

                                                     $4,524,425
                                                     ==========

         For the years ended December 31, 2001 and 2000, the Company recorded approximately $146,000 and $119,000, respectively, as rent expense under the leasing arrangements. In addition, the Company has entered into service agreements with various Internet providers, all with terms of one year or less. These agreements allow the Company to connect to the Internet with sufficient capacity so that the FindWhat.com and BeFirst.com Web sites can handle current and anticipated traffic.

     2.  Capital Leases

         The Company entered into various capital lease agreements for computer and office equipment. Terms of these leases range from two to three years.

         Total aggregate minimum lease commitments consist of the following at December 31, 2001:

           2002                                                      $ 12,708
           2003                                                         4,100
           2004                                                         1,759
                                                                     --------

           Total minimum lease payments                                18,567

           Less amount representing interest                           (3,546)
                                                                     --------

           Present value of minimum lease payments                     15,021

           Less current portion                                        (9,443)
                                                                     --------

           Capitalized lease obligation, less current portion        $  5,578
                                                                     ========

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE G - CONCENTRATIONS

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company places its cash and cash equivalents with high quality credit financial institutions. In general, through the year, such instruments exceeded the FDIC insurance limit of $100,000.

     During the year ended December 31, 2000, one customer provided approximately 10% of the Company's revenues. During 2001, there were no customers that represented 10% of the Company's net sales.


NOTE H - PRIVATE PLACEMENTS

     In February 2000, the Company completed a $2 million private placement to offer 500,000 shares of common stock and warrants to purchase an additional 125,000 shares of common stock at a price of $5.50 per share. These warrants expire on February 11, 2005.

     In September 2000, the Company completed a series of private placements to offer 1,302,500 shares of common stock aggregating approximately $2.6 million and warrants to purchase an additional 1,302,500 shares of common stock at a weighted average exercise price of $2.78 per share. These warrants expire in August and September 2005.

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


NOTE I - EQUITY TRANSACTIONS

     1.  Beasley Transaction

         In January 2000, the Company entered into a common stock purchase agreement with Beasley Internet Ventures LLC ("Beasley"), whereby the Company issued 600,000 shares of common stock at $5.00 per share to Beasley in exchange for a note receivable of $3 million. Concurrently, the

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE I (CONTINUED)

         Company entered into an advertising agreement with Beasley for $3 million of advertising services to be provided over a two-year period. Beasley had the right to offset payment obligations on the note receivable owed to the Company by providing advertising services pursuant to the advertising agreement. Since the value of the stock on the date the agreements were consummated was $7.375 per share, an additional deferred service cost of $1,425,000 was recognized and was to be expensed over the contract period. During the year ended December 31, 2000, the Company received $1,748,702 of advertising, which reduced the note receivable. The remaining balance on the note receivable at December 31, 2000 of $1,251,298 was shown as a stock subscription receivable in stockholders' equity. During the year ended December 31, 2000, the Company expensed approximately $831,000 of the deferred service cost related to the Beasley agreement.

         In March 2001, the Company sold the remaining unused advertising value and the stock subscription receivable under the agreements to a consultant for $250,000 in cash and issued a warrant to purchase 125,000 shares of common stock valued at $172,500, on the grant date. Prior to the sale of the unused advertising and stock subscription receivable, the Company recognized $771,783 of expense for the quarter ended March 31, 2001. As a result of this transaction, the Company recognized a loss of approximately $996,000 in 2001, which is shown as "Loss on sale of advertising contract" on the statement of operations.

     2.  Go2Net Transaction

         In March 2000, the Company entered into a one-year agreement with Go2Net, Inc. ("Go2Net"), whereby Go2Net provided the Company with metasearch services, allowing the Company to have its search results incorporated with Go2Net's. In exchange for these services, Go2Net received warrants to purchase 725,000 shares of the Company's common stock at $5.50 per share. Pursuant to the agreement, as the Company issued any additional shares of common stock, options or warrants at an exercise price less than the exercise price of $5.50, then in each case, the exercise price was lowered to an amount determined as per the agreement and Go2Net was entitled to receive an additional number of shares calculated as per the agreement. The value of the warrants was remeasured at each reporting date until the services were completed. These warrants were valued at approximately $587,000 based on the market price as of December 31, 2000, and, accordingly, approximately $440,000 was charged to operations and reflected in sales and marketing expense for the year ended December 31, 2000. As of December 31, 2000, based on adjustments made pursuant to the agreement, the total warrants outstanding were 803,936, with an exercise price of $4.96 per share.

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE I (CONTINUED)

         In March 2001, the Company amended the agreement and fixed the number of warrants outstanding to 801,839 at an exercise price of $4.97. In 2001, the Company recorded an expense of approximately $643,000 pursuant to this agreement.

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

         In February 2001, the Company issued a warrant to purchase 125,000 shares of common stock at $1.00 per share for consulting services. The fair market value of the warrant was $122,500 and is being amortized over one year, the term of the consulting agreement. As of December 31, 2001, approximately $15,000 was shown as deferred service cost in stockholders' equity.


NOTE J - STOCK INCENTIVE PLAN

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

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE J (CONTINUED)

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

     During the years ended December 31, 2001 and 2000, the Company granted options to employees and directors totaling 1,414,600 and 759,500, respectively, and granted options to nonemployees totaling 0 and 128,000, respectively. The options issued for employees in 2001 and 2000 vest in a range of immediate vesting up to four years vesting and expire in ten years. Options granted to nonemployees in 2000 vest in a range of immediate vesting up to four-year vesting and have a life of either five or ten years.

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

                                                  As reported       Pro forma
                                                  -----------      -----------

       YEAR ENDED DECEMBER 31, 2001
           NET LOSS                               $  (347,455)     $(1,420,595)
                                                  ===========      ===========

           LOSS PER SHARE - BASIC AND DILUTED     $     (0.02)     $     (0.09)
                                                  ===========      ===========


       Year ended December 31, 2000
           Net loss                               $(8,805,446)     $(9,159,340)
                                                  ===========      ===========

           Loss per share - basic and diluted     $     (0.63)     $     (0.65)
                                                  ===========      ===========

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE J (CONTINUED)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                              For the year
                                           ended December 31,
                                       -------------------------
                                       2001                 2000
                                       ----                 ----

             Volatility                 138%                 168%
             Risk-free rate            5.63%                   6%
             Expected life          10 years             10 years
             Forfeiture rate              0%                   0%
             Expected dividends           0                    0

     The weighted-average fair value of all Plan options granted during the years ended December 31, 2001 and 2000 was $1.53 and $2.83, respectively, and the weighted-average exercise price was $1.58 and $2.95, respectively.

     Stock option activity under the Plan during the years ended December 31, 2001 and 2000 is summarized below:

                                                                    Weighted-
                                                                     average
                                                                    exercise
                                                   Options            price
                                                   -------            -----

             Balance, December 31, 1999              721,213

             Granted                                 887,500         $2.95
             Exercised                               (30,000)         1.06
             Canceled                                (84,500)         3.50
                                                  ----------

             Balance, December 31, 2000            1,494,213

             Granted                               1,414,600          1.58
             Exercised                               (38,250)         2.39
             Canceled                                (48,125)         2.77
                                                 -----------

             Balance, December 31, 2001            2,822,438
                                                   =========

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE J (CONTINUED)

     The following table summarizes information concerning currently outstanding and exercisable stock options under the Plan:

                                                   Weighted-
                                                    average             Weighted-                          Weighted-
             Range                                 remaining             average                            average
          of exercise            Number           contractual           exercise            Number          exercise
             price             Outstanding        life (years)            price           exercisable        price
        ------------           -----------        ---------------       ---------         -----------      --------

         $1.00 - $ 3.00        2,479,188             7.65               $  1.62           1,021,088         $  1.68
          3.01 -   6.00          296,625             7.45                  5.40             151,031            5.35
          6.01 -   9.00           41,625             8.28                  6.56              10,406            6.56
         12.00                     5,000             8.22                 12.00               1,250           12.00
                               ---------                                                  ---------

                               2,822,438                                                  1,183,775
                               =========                                                  =========


NOTE K - DATABASE LICENSE

     In August 1999, the Company acquired a database license from Inktomi, Inc. ("Inktomi"), which required minimum aggregate payments of $600,000 over the three-year life of the contract. The Company accounted for this license as an executory contract and recorded expense as the service was provided. As of December 31, 2000, payments of $260,000 under the license had been expensed, of which $180,000 had been paid. In 2001, the Company paid the remaining $80,000 and, in April 2001, reached an agreement with Inktomi to terminate this executory contract.


NOTE L - INCOME TAXES

     At December 31, 2001, the Company had operating loss carryforwards of approximately $8.8 million, expiring through 2020. No assurance can be given as to the Company's ability to utilize the net operating loss carryforwards. The future availability of such carryforwards may be limited based on certain changes in stock ownership. A 100% valuation allowance has been established to fully reserve for the deferred tax assets as it is not considered more likely than not that the benefit will be realized in the future.

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE L (CONTINUED)

     Components of the Company's deferred tax asset at December 31, are as follows:

                                                2001             2000
                                            -----------      -----------

       Stock option compensation            $   318,000      $   176,000
       Deferred service cost                     43,000           43,000
       Net operating loss carryforwards       3,500,000        3,827,000
       Capital expenditures                      43,000           60,000
       Other                                    101,000
                                            -----------      -----------

                                              4,005,000        4,106,000
       Valuation allowance                   (4,005,000)      (4,106,000)
                                            -----------      -----------

       Net deferred tax asset               $     -          $     -
                                            ===========      ===========


NOTE M - FOURTH QUARTER 2000 ADJUSTMENT

     During the fourth quarter of the year ended December 31, 2000, the Company recorded a significant adjustment of approximately $7.2 million pertaining to the valuing of the warrants issued to Go2Net (see Note I). The effect of this adjustment was to reduce sales and marketing expense on the statements of operations and decrease deferred service cost and accumulated deficit in stockholders' equity. The effect on a quarterly basis is as follows:

                                                         Net loss
       Three months ended             Net loss           per share
       ------------------           -------------        ---------
                                    - - - - - - (unaudited) - - - - - -

       June 30, 2000
         As reported                 $ (5,048,274)         $ (0.37)
         As adjusted                   (2,875,274)           (0.21)

       September 30, 2000
         As reported                   (4,375,674)           (0.31)
         As adjusted                   (2,255,927)           (0.16)

                           FindWhat.com and Subsidiary

                           December 31, 2001 and 2000



NOTE N - SUBSEQUENT EVENTS

     On January 17, 2002, the Company filed a complaint against Overture Services, Inc. seeking a declaration that a patent owned by Overture is invalid, unenforceable and not infringed by the Company. On January 25, 2002, Overture Services, Inc. filed a related lawsuit accusing the Company of patent infringement.

     These legal actions are in the early stages and the Company cannot guarantee the outcome. However, the Company believes that it will prevail in each of the actions and it intends on vigorously defending its position.

     The Company is a defendant in various legal proceedings from time to time, regarded as normal to its business, and, in the opinion of management, the ultimate outcome of such proceedings will not materially affect the Company's financial position or the results of its operations.