Form 10QSB
period 2002-03-31
FINDWHAT COM INC
filed 2002-05-13
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE OF 1934

    For the quarterly period ended March 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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



         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 16,978,688 shares of common stock, $.001 par value, as of March 31, 2002.

                         PART I -- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                           FindWhat.com and Subsidiary

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,
                     ASSETS                            2002
                                                       ----        December 31,
                                                    (unaudited)        2001
                                                   ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents                        $  6,931,322    $  5,497,734
  Short-term investments                              1,007,641       1,000,324
  Accounts receivable, less allowance for
    doubtful accounts of $140,167 and $50,605
    at March 31, 2002 and December 31, 2001,
    respectively                                      1,261,507         787,618
  Prepaid expenses and other current assets             119,249         123,813
                                                   ------------    ------------
      Total current assets                            9,319,719       7,409,489
EQUIPMENT AND FURNITURE - NET                         1,402,132         863,669
OTHER ASSETS                                            133,207          51,415
                                                   ------------    ------------
      Total assets                                 $ 10,855,058    $  8,324,573
                                                   ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses            $  2,972,926    $  2,720,657
  Current portion of capital lease obligations            6,516           9,443
  Deferred revenue                                      373,355         507,447
                                                   ------------    ------------
      Total current liabilities                       3,352,797       3,237,547

CAPITAL LEASE OBLIGATIONS, less current portion           3,148           5,578
                                                   ------------    ------------
      Total liabilities                               3,355,945       3,243,125
                                                   ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value; authorized,
    500,000 shares; none issued and outstanding
  Common stock, $.001 par value; authorized,
    50,000,000 shares; 16,985,688 and 16,651,677,
    respectively, issued; 16,978,688 and
    16,644,677, respectively, outstanding                16,986          16,652
  Additional paid-in capital                         16,599,196      16,171,876
  Deferred service costs                                     --         (15,312)
  Treasury stock - 7,000 shares, at cost                (82,035)        (82,035)
  Accumulated deficit                                (9,035,034)    (11,009,733)
                                                   ------------    ------------
      Total stockholders' equity                      7,499,113       5,081,448
                                                   ------------    ------------
      Total liabilities and stockholders' equity   $ 10,855,058    $  8,324,573
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Three months ended
                                                            March 31,
                                                 ------------------------------
                                                     2002              2001
                                                  (unaudited)       (unaudited)
                                                 -----------       ------------
Revenues                                         $ 8,711,897       $  2,563,332
Cost of revenues                                     703,852            506,230
                                                 -----------       ------------
     Gross profit                                  8,008,045          2,057,102
                                                 -----------       ------------
Operating expenses
  Sales and marketing                              4,802,844          3,002,276
  General and administrative                       1,174,830            745,305
  Product development                                 85,994             48,427
  Loss on sale of advertising contract                    --            996,382
                                                 -----------       ------------
  Total operating expenses                         6,063,668          4,792,390
                                                 -----------       ------------
  Income (loss) from operations                    1,944,377         (2,735,288)
  Interest income, net                                30,322              3,284
                                                 -----------       ------------
      NET INCOME (LOSS)                          $ 1,974,699       $ (2,732,004)
                                                 ===========       ============

Income (loss) per share:
  Basic                                          $      0.12       $      (0.18)
                                                 ===========       ============
  Diluted                                        $      0.10       $      (0.18)
                                                 ===========       ============
Weighted-average number of
  common shares outstanding:
    Basic                                         16,841,762         15,264,751
                                                 ===========       ============
    Diluted                                       18,880,761         15,264,751
                                                 ===========       ============


The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Three months ended
                                                             March 31,
                                                     --------------------------
                                                        2002           2001
                                                     (unaudited)    (unaudited)
                                                     -----------    -----------

Cash flows from operating activities
  Net income (loss)                                  $ 1,974,699    $(2,732,004)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities
      Allowance for doubtful accounts                     89,562          --
      Depreciation                                       190,107        108,965
      Equity-based compensation                           15,312      1,439,378
      Loss on sale of advertising contract                 --           996,382
      Changes in operating assets and liabilities
        Accounts receivable                             (563,451)      (110,957)
        Prepaid expenses and other current assets          4,564     (1,008,557)
        Other assets                                     (81,792)        (3,919)
        Accounts payable and accrued expenses            252,269        (38,847)
        Deferred revenue                                (134,092)        81,111
                                                     -----------    -----------
      Net cash provided by (used in) operating
        activities                                     1,747,178     (1,268,448)
                                                     -----------    -----------
Cash flows from investing activities
  Purchase of equipment                                 (728,570)      (198,464)
  Purchase of short term investments                      (7,317)         --
                                                     -----------    -----------
      Net cash used in investing activities             (735,887)      (198,464)
                                                     -----------    -----------
Cash flows from financing activities
  Gross proceeds from private placements                   --         1,275,000
  Proceeds from sale of advertising contract               --           250,000
  Payments made on capital leases                         (5,357)       (10,197)
  Proceeds received from issuance of 334,011 shares
    upon exercise of stock options and warrants          427,654          --
                                                     -----------    -----------
      Net cash provided by financing activities          422,297      1,514,803
                                                     -----------    -----------
      INCREASE IN CASH AND CASH
        EQUIVALENTS                                    1,433,588         47,891

Cash and cash equivalents at beginning of period       5,497,734        815,317
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 6,931,322    $   863,208
                                                     ===========    ===========



The accompanying notes are an integral part of these statements.

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 and 2001
                                   (unaudited)


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


NOTE B - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly FindWhat.com's financial position as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements need to be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2001, which were included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission (the "SEC") on March 26, 2002.

     Results of the interim period are not necessarily indicative of results that may be expected for the entire year.

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                             March 31, 2002 and 2001
                                   (unaudited)


NOTE C - EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consist of the following:

                                                        March 31,  December 31,
                                                          2002         2001
                                                       ----------  ------------

       Computer equipment                              $2,127,809   $1,499,185
       Furniture                                          210,673      115,209
       Equipment under capital lease obligations           61,501       73,178
       Leasehold improvements                              16,159         --
                                                       ----------   ----------
                                                        2,416,142    1,687,572
       Less accumulated depreciation and amortization   1,014,010      823,903
                                                       ----------   ----------
                                                       $1,402,132   $  863,669
                                                       ==========   ==========


NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                March 31,     December 31,
                                                   2002           2001
                                                ----------    ------------

       Accounts payable and other               $  951,480     $  677,650
       Revenue-sharing agreements                1,397,748      1,227,248
       Consultant settlement agreement                --          262,292
       Accrued compensation                        357,813        461,587
       Professional fees                           265,885         91,880
                                                ----------     ----------
                                                $2,972,926     $2,720,657
                                                ==========     ==========

NOTE E - PER SHARE DATA

     The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Under the provisions of SFAS No. 128, basic income
     (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted income (loss) per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts, which are in the money and convertible to

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                             March 31, 2002 and 2001
                                   (unaudited)

NOTE E (CONTINUED)

     common shares, such as options and warrants, unless antidilutive. However, as the Company generated net losses for the three months ended March 31, 2001, common equivalents shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are not reflected in diluted net loss per share because such shares are anti-dilutive. An aggregate of 4,631,649 outstanding stock options and warrants as of March 31, 2001 at a price range of $1.00 to $12.00 and an aggregate of 1,358,339 outstanding stock options and warrants, as of March 31, 2002 at a price range of $4.38 to $12.00 were excluded from the income (loss) per share calculation because the effect would be anti-dilutive. The following is a reconciliation of the number of shares used in the basic and diluted computation of income (loss) per share:

                                                   Three months ended
                                                        March 31,
                                               --------------------------
                                                  2002           2001
                                               ----------      ----------

       Weighted-average number of
         common shares outstanding - basic     16,841,762      15,264,751

       Dilution from stock options and
         warrants                               2,038,999          --
                                               ----------      ----------
       Weighted-average number
         of common shares and
         common share equivalents
         outstanding - diluted                 18,880,761      15,264,751
                                               ==========      ==========

                           FindWhat.com and Subsidiary

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                             March 31, 2002 and 2001
                                   (unaudited)


NOTE F - CONTINGENCIES

     On January 17, 2002, the Company filed a complaint against Overture Services, Inc. seeking a declaration that a patent owned by Overture is invalid, unenforceable and not infringed by the Company. On January 25, 2002, Overture Services, Inc. filed a related lawsuit accusing the Company of patent infringement.

     The legal actions are in the early stages and the Company cannot guarantee the outcome. However, the Company believes that it will prevail in each of the actions and it intends on vigorously defending its position.

     The Company is a defendant in various legal proceedings from time to time, regarded as normal to its business, and, in the opinion of management, the ultimate outcome of such proceedings will not materially affect the Company's financial position or the results of its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This management's discussion and analysis of financial condition contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of the Internet, Internet advertising and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

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

         We distribute our search results to many third-party high traffic Web sites, including CNET's Search.com, and, through our relationship with InfoSpace, Excite, WebCrawler, NBCi, MetaCrawler, Dogpile, and Go2Net, along with many others, and we pay a percentage of our revenue from paid click-throughs to these sites as a commission. As a result, we serve as a source of revenue and relevant search result listings for these entities, while providing our advertisers with exposure to potential customers across the Internet. Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. The following table charts by quarter the number of paid click-throughs, the average revenue per paid click-through, and active advertiser accounts for the FindWhat.com search engine since January 1, 2000 (revenue from the FindWhat.com search engine prior to 2000 was immaterial):

                 Paid Click-throughs     Avg. Revenue per     Active Advertiser
     Quarter        (in millions)         Click-through            Accounts

     Q1 2002            50.8                  $0.17                 16,500
     Q4 2001            46.2                  $0.17                 15,300
     Q3 2001            36.0                  $0.15                 12,400
     Q2 2001            33.3                  $0.13                 10,200
     Q1 2001            22.9                  $0.10                  7,500
     Q4 2000            13.2                  $0.11                  6,800
     Q3 2000             5.6                  $0.11                  5,300
     Q2 2000             3.8                  $0.07                  3,300
     Q1 2000             1.2                  $0.06                  1,500

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

RESULTS OF OPERATIONS

         Our fiscal year runs from January 1 through December 31. We began offering our BeFirst.com(SM) search engine optimization service in March 1998 and we commercially launched our FindWhat.com(SM) search engine in September 1999. We have experienced rapid growth since introducing these services. When making comparisons between the three months ended March 31, 2002 and the three months ended March 31, 2001 readers should note that we do not anticipate our historical growth rate to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service, and the number of Internet users who have access to our advertisers' paid listings. We anticipate these variables to fluctuate, affecting our growth rate and results.

         REVENUE

         Revenue for the three months ended March 31, 2002 increased to $8,711,897 compared to $2,563,332 for the three months ended March 31, 2001. The increase was primarily the result of growth in revenue from the FindWhat.com search engine, due to the increased number of paid click throughs and the average revenue per paid click-through (see table above). The FindWhat.com search engine accounted for 97% of total revenue for the three-month period ending March 31, 2002, and 84% for the three-month period ending March 31, 2001.

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

         Cost of revenues increased to $703,852 for the three months ended March 31, 2002 from $506,230 for the three months ended March 31, 2001. The increase was primarily due to an increase in FindWhat.com credit card processing fees, which correlate to the increase in FindWhat.com search engine revenue, along with increases in depreciation expense and connectivity charges. These increases were offset in part by lower payments to BeFirst consultants. We anticipate cost of revenues will continue to increase as our traffic, revenue, and number of advertisers increase.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses consist primarily of:

         - revenue-sharing or other arrangements with our FindWhat.com distribution partners,
         - advertising expenditures for the FindWhat.com search engine, such as, radio, outdoor and banner advertising campaigns and sponsorships,
         - promotional expenditures such as sponsorships of seminars, trade shows and expos,
         - telemarketing and other expenses to attract advertisers to our services,
         - fees to marketing and public relations firms, and
         - payroll and related expenses for personnel engaged in marketing, customer service and sales functions.

Most of our sales and marketing expenses relate to the FindWhat.com search engine.

         Our sales and marketing expense was $4,802,844 for the three months ended March 31, 2002 compared to $3,002,276 for the three months ended March 31, 2001. The increase in sales and marketing expense was related primarily to increases in: revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, personnel costs due to expanding the number of business development, marketing, customer service, and sales employees, and consulting fees. These increases were offset in part by decreases in radio advertising expense and non-cash stock compensation expense. Revenue-sharing and other fees paid to distribution partners represent the largest component of our operating expenses. We believe that continued investment in sales and marketing, including attracting Internet users and advertisers to utilize the FindWhat.com search engine and attracting distribution partners to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees, and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. General and administrative expenses increased to $1,174,830 for the three months ended March 31, 2002 from $745,305 for the three months ended March 31, 2001. The increase in general and administrative expenses was primarily due to increases in fees for professional services, compensation expense, employee health insurance and bad debt expense. We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business.

         Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our FindWhat.com services and depreciation for related equipment used in product development. Product development expenses were $85,994 for the three months ended March 31, 2002 compared to $48,427 for the three months ended March 31, 2001. The increase was primarily due to an increase in compensation expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

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

         INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases. Net interest income was $30,322 for the three months ended March 31, 2002 compared to $3,284 for the three months ended March 31, 2001. The increase in interest income was due to higher average cash and cash equivalent balances. Our interest expense consists primarily of interest on capital leases.

         NET INCOME (LOSS)

         As a result of the factors described above, we generated net income of $1,974,699 or $0.12 per basic and $0.10 per diluted share for the three months ended March 31, 2002, compared to a net loss of $2,732,004 or ($0.18) per basic and diluted share for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. Through March 31, 2002, we have raised net proceeds of approximately $8,380,000 through private equity financings, and received $939,256 in proceeds from the exercise of warrants and options. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert D. Brahms. We have been billed our pro rata share of applicable expenses. Beginning in Q2 2001, we began generating cash from operations. In 2001, our cash flows provided by operations were $4,108,750. We continued to generate cash during the quarter ending March 31, 2002, with cash from operations of $1,747,178. We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for listings in the FindWhat.com search engine, and the increase in the number of distribution partners displaying our search engine's listings, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our advertisers with high quality click-throughs (or visitors to their Web sites), they may reduce or cease their spending with us, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive paid search result listings - in terms of the average revenue per paid click-through, the share paid to the distribution partners, the relevancy and coverage of such listings, and the speed of delivery of such listings, among other factors - they may display fewer of our listings, or stop showing our listings at all, which would lead to lower revenue and cash flows. The number and quality of providers of paid search result listings is increasing, which may adversely impact: our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of, our contracts with our distribution partners, all of which may reduce our revenue and cash flows

         Net cash provided by operating activities totaled $1,747,178 for the quarter ended March 31, 2002. The net cash provided was based primarily on net income of $1,974,699, plus an increase in accounts payable and accrued expenses of $252,269, an increase in depreciation of $190,107 and a decrease in deferred compensation of $134,092. Net cash provided was offset in part by the net increase in accounts receivable (adjusted by the increase in the allowance for doubtful accounts) and prepaid and other current assets of $551,117.

         Net cash used in investing activities totaled $735,887 for the quarter ended March 31, 2002, and consisted of the purchase of $728,570 of equipment and $7,317 of short term investments..

         Net cash provided by financing activities totaled $422,297 for the quarter ending March 31, 2002. Proceeds from the exercise of warrants and stock options increased our cash from financing activities by $427,654, which was slightly offset by payments made on capital leases of $5,357.

         Our principal sources of liquidity consisted of $7,938,963 of cash, cash equivalents, and short-term investments as of March 31, 2002. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. As of March 31, 2002, we had less than $10,000 in capital lease obligations on computer and copier equipment, with payments due monthly over a maximum of the next three years. In the near-term, we do not intend to finance future capital equipment purchases through capital leases; however, we may choose to pursue capital leases at some point in the future, depending on terms available, the amount of equipment to be purchased, and our cash position. Our largest operating lease commitment is a ten-year lease for office space in Ft. Myers, FL in a building that is expected to be completed by November 2002. We are obligated to pay rent of at least $443,070 per year, not including our pro rata share of the building's operating expenses. We do not believe we have any other material operating leases. Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors) delivered to them via our distribution partners. We are engaged in patent litigation with our largest competitor, Overture Services, Inc. We believe that the litigation will not be resolved over the next 12 months, and will require approximately $1 million in legal expenses over that time period. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and consequently our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. We currently anticipate that our cash and short-term investments as of March 31, 2002, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

         Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for deferred income tax assets, and litigation. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

         We believe the following accounting policies represent management's significant estimates and judgments.

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

         We have entered into agreements with various Internet search engine providers to provide FindWhat.com search results. We pay a fee to the search engine that lists our results for each click-through of a FindWhat.com listing. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the revenues related to these click-throughs on search result listings are reported gross of the fees paid in the Consolidated Financial Statements, as we are the primary obligor and are responsible for the fulfillment of the services.

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

         Deferred Income Tax

         As of March 31, 2002, we had net operating loss carryforwards of approximately $7.3 million and $9.1 million available to reduce future federal and state taxable income, respectively. These net operating loss carryforwards are carried on our balance sheet as a deferred tax asset, but due to the uncertainty surrounding the timing of realizing the benefits of our deferred tax assets from our net operating loss carryforwards in future years, we have recorded a 100% valuation allowance against our deferred tax assets. Financial Accounting Statement Standard No. 109, "Accounting for Income Taxes" (SFAS 109) requires that a valuation allowance be setup to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized. In order for us to realize the tax benefits associated with a net operating loss, we must have taxable income within the applicable carryback or carryfoward periods.

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

         We believe that FindWhat.com's losses in recent years presents sufficient evidence to record a full valuation allowance against the deferred tax asset. Accordingly, we have not taken a benefit for that asset. In accordance with SFAS 109 management will recognize the deferred tax asset when positive evidence supports the utilization of such asset. In the event that a portion or all of the valuation allowance is released it would result in a tax benefit in the period of such determination.

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

         We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this filing. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this filing 10 - QSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

BUSINESS RISKS

         We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect FindWhat.com's actual results and could cause such results to differ materially from those expressed in any forward-looking statements we may make. Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of FindWhat.com and an investment in our common stock. Factors that might cause such a difference include, but are not limited to, those discussed below.

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

         We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our ability to generate revenue from our FindWhat.com search engine is dependent upon our ability to attract advertisers and generate traffic to our advertisers' Web sites. If we are unable to enter into additional agreements to generate significant traffic to our advertisers' Web sites on commercially acceptable terms, or are unable to implement successfully current agreements, which drive traffic to our advertisers' Web sites, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

WE PARTIALLY DEPEND ON THIRD PARTIES FOR CERTAIN SOFTWARE AND INTERNET SERVICES FOR OUR FINDWHAT.COM SEARCH ENGINE.

         We partially depend on third-party software to operate our FindWhat.com search engine. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition and results of operations. We also are dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our FindWhat.com search engine can function properly and our FindWhat.com Web site can handle current and anticipated traffic. We currently have contracts with Sprint, UUNet, New Edge, and KMC Telecom for these services. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

         Some of our officers have no prior senior management experience in public companies. In three years we have grown to approximately 77 employees; our new employees include a number of key managerial, technical, financial, marketing and operations personnel as of December 31, 2001 who have not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

WE MAY BE UNABLE TO OBTAIN THE INTERNET DOMAIN NAMES THAT WE HOPE TO USE.

         The Internet domain name we are using for our search engine Web site is "FindWhat.com." We believe that this domain name is an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Also, we may be unable to acquire or maintain desired and relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies which may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs,

- we may lose business to a competitor,

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

         Our current and future business activities may infringe upon the proprietary rights of others, and third parties assert infringement claims against us. Any such claims and resulting litigation could subject us from time to time to significant liability for damages and could result in the invalidation of our proprietary rights. Even if not meritorious, such claims could be time-consuming, expensive to defend and could result in the diversion of our management's time and attention. In addition, this diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

         As of March 31, 2002 we have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 2.9 million shares of common stock at a weighted average exercise price of $2.22 and warrants and non-plan options to purchase approximately 2.4 million shares of common stock at a weighted average exercise price of $3.55 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION.

         We may face increased pricing pressure for the sale of paid listings, advertisements and direct marketing opportunities, which could materially adversely affect our business, prospects, financial condition and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our bid-for-position business model. The market for Internet-based marketing services is relatively new, intensely competitive and rapidly changing. Since the advent of search engine optimization services on the Internet, the number of companies offering services similar to our BeFirst.com service has proliferated due to, among other reasons, the absence of substantial barriers to entry. This competition may further continue to intensify. Such increased competition may lead to reductions in market prices for search engine optimization marketing and sales. Our principal competitors in the bid-for-position search engine aspect of our business are Overture Services and Google. We also compete against providers of Web directories and search and information services, such as those provided by America Online, Yahoo and Alta Vista. Our principal competitors in our BeFirst.com search engine optimization business are Did-it.com and WebsiteResults.com, each of which may have a longer operating history, a larger customer base, greater brand recognition and may have greater financial, marketing and other resources than we have.

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

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

         Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash and short-term investments as of March 31, 2002, together with cash flows from operations will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

10.7        [Reserved]

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


(b) Reports on Form 8-K

         On January 23, 2002, FindWhat.com, a Nevada corporation (the "Company") issued a press release announcing the appointment of two new board members and an amendment to the by-laws of the Company. The press release is included as
Exhibit 99 to this Form 8-K, filed January 23, 2002.

         On January 24, 2002, FindWhat.com, a Nevada corporation, issued a press release regarding litigation filed against Overture Services, Inc. The press release is included as Exhibit 99 to Form 8-K, filed January 29, 2002.

         On February 12, 2002, FindWhat.com, a Nevada corporation, reported fourth quarter 2001 results and provided guidance for future financial performance. The press release was included as Exhibit 99 to Form 8-K, filed February 14, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FINDWHAT.COM

Date: May 13, 2002                By: /s/ Phillip R. Thune
                                      ------------------------------------------
                                          Phillip R. Thune
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)