Form 10QSB
period 2002-06-30
FINDWHAT COM INC
filed 2002-08-13
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

     For the quarterly period ended June 30, 2002.


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



         State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 17,001,063 shares of common stock, $.001 par value, as of June 30, 2002.

                         PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           FINDWHAT.COM AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        June 30,          December 31,
                                   ASSETS                                 2002               2001
                                                                          ----               ----
                                                                      (unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                         $  1,756,301      $  5,497,734
    Short-term investments                                               8,576,986         1,000,324
    Accounts receivable, less allowance for doubtful accounts of
       $142,134 and $50,605 at June 30, 2002 and December 31,
        2001, respectively                                               1,237,665           787,618
    Deferred tax asset                                                   1,800,000                 -
    Prepaid expenses and other current assets                               67,091           123,813

         Total current assets                                           13,438,043         7,409,489
                                                                      ------------      ------------

EQUIPMENT AND FURNITURE - NET                                            1,612,462           863,669

OTHER ASSETS                                                               135,517            51,415

         Total assets                                                 $ 15,186,022      $  8,324,573
                                                                      ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                             $  2,890,263      $  2,720,657
    Current portion of capital lease obligations                             4,578             9,443
    Deferred revenue                                                       432,467           507,447

         Total current liabilities                                       3,327,308         3,237,547
                                                                      ------------      ------------

Capital lease obligationS, less current portion                              2,535             5,578

         Total liabilities                                               3,329,843         3,243,125
                                                                      ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500,000 shares; none issued and outstanding
    Common stock, $.001 par value; authorized, 50,000,000
      shares; 17,008,063 and 16,651,677, respectively issued; and
      17,001,063 and 16,644,677, respectively outstanding                   17,008            16,652
    Additional paid-in capital                                          16,648,799        16,171,876
    Deferred service costs                                                       -           (15,312)
    Treasury stock; 7,000 shares, at cost                                  (82,035)          (82,035)
    Accumulated deficit                                                 (4,727,593)      (11,009,733)
         Total stockholders' equity                                     11,856,179         5,081,448
                                                                      ------------      ------------

         Total liabilities and stockholders' equity                   $ 15,186,022      $  8,324,573
                                                                      ============      ============

The accompanying notes are an integral part of these statements

                           FINDWHAT.COM AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the six months ended          For the three months ended
                                                          June 30,                           June 30,
                                              ------------------------------      -----------------------------
                                                  2002              2001              2002              2001
                                              ------------      ------------      ------------     ------------
                                               (unaudited)       (unaudited)       (unaudited)     (unaudited)

Revenues                                      $ 18,422,174      $  7,003,421      $  9,710,278     $  4,440,089

Operating expenses
  Search serving                              $    949,437      $    823,590      $    457,953     $    378,094
  Marketing, sales and service                  10,108,276         5,941,147         5,305,432        2,938,871
  General and administrative                     2,727,339         1,758,686         1,340,142          952,647
  Product development                              226,577            96,855           140,583           48,428
  Loss on sale of advertising contract                   -           996,382                 -                -
                                              -----------------------------------------------------------------
                                              $ 14,011,629      $  9,616,660      $  7,244,110     $  4,318,040
                                              -----------------------------------------------------------------

Income (loss) from operations                 $  4,410,545      $ (2,613,239)     $  2,466,168     $    122,049

Other income:
  Interest income, net                        $     71,595      $     15,084      $     41,273     $     11,800
                                              -----------------------------------------------------------------

Income (loss) before provision for income
   taxes                                      $  4,482,140      $ (2,598,155)     $  2,507,441     $    133,849
Income tax (benefit)                            (1,800,000)                -        (1,800,000)               -
                                              -----------------------------------------------------------------

Net income (loss)                             $  6,282,140      $ (2,598,155)     $  4,307,441     $    133,849
                                              =================================================================

Income (loss) per share
     Basic                                    $       0.37      $      (0.16)     $       0.25     $       0.01
                                              =================================================================
     Diluted                                  $       0.33      $      (0.16)     $       0.22     $       0.01
                                              =================================================================

Weighted-average number of common
  shares outstanding
     Basic                                      16,918,311        15,860,214        16,994,019       16,449,133
                                              =================================================================
     Diluted                                    19,084,195        15,860,214        19,245,390       17,059,326
                                              =================================================================



The accompanying notes are an integral part of these statements.

..


                           FINDWHAT.COM AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               For the six months ended
                                                                       June 30,
                                                             ----------------------------
                                                                 2002             2001
                                                             ----------------------------
                                                                      (unaudited)
Cash Flows from Operating Activities

     Net Income (Loss)                                       $ 6,282,140      $(2,598,155)
     Adjustments to Reconcile Net Income to Net Cash
       Provided by (used in) operating activities
             Allowance for doubtful accounts                      91,529            9,900
             Depreciation & amortization                         399,038          168,766
             Equity based compensation                            15,312        1,470,003
             Loss on sale of advertising contract                      -          996,382
             Deferred tax benefit                             (1,800,000)               -
       Changes in operating assets and liabilities
             Accounts receivable                                (541,575)         110,197
             Prepaid expenses and other assets                   (27,384)        (550,632)
             Deferred revenue                                    (74,981)         183,875
             Accounts payable & accrued expenses                 169,608          165,993
                                                             ----------------------------

     Net Cash Provided by (Used in) Operating Activities     $ 4,513,687      $   (43,671)
                                                             ----------------------------

Cash Flows from Investing Activities

     Loan to shareholder                                     $         -      $   (59,942)
     Purchase of short term investments, net                  (7,576,661)               -
     Purchase of equipment                                    (1,147,831)        (272,372)
                                                             ----------------------------

     Net Cash Used In Investing Activities                   $(8,724,492)     $  (332,314)
                                                             ----------------------------

Cash Flows from Financing Activities

     Gross proceeds from private placements                  $         -      $ 1,350,000
     Proceeds from sale of advertising contract                        -          250,000
     Payments made on capital leases                              (7,908)         (17,926)
     Proceeds received from exercise of stock options            477,280                -
                                                             ----------------------------

     Net Cash Provided by Financing Activities               $   469,372      $ 1,582,074
                                                             ----------------------------

Increase (Decrease) Cash                                     $(3,741,433)     $ 1,206,089

Cash and Cash Equivalents at Beginning of the Period         $ 5,497,734      $   815,317
                                                             ----------------------------

Cash and Cash Equivalents at End of Period                   $ 1,756,301      $ 2,021,406
                                                             ============================

The accompanying notes are an integral part of these statements.

                           FINDWHAT.COM AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2002 and 2001
                                   (unaudited)


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

     FindWhat.com and its subsidiary (collectively, the "Company") are developers and providers of performance-based marketing services for the Internet. FindWhat offers two services: FindWhat.com, a pay-for-position search engine which launched in September 1999, and BeFirst.com RankPro, a search engine optimization service. The Company operates in one reportable business segment.


NOTE B - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly FindWhat.com's financial position as of June 30, 2002; the results of its operations for the six and three months ended June 30, 2002 and 2001 and the cash flows for the six months ended June 30, 2002 and 2001. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements need to be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2001, which were included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission (the "SEC") on March 26, 2002.

     Certain changes have been made to the description and presentation of the Balance Sheet and Statement of Operations during the current year. The line item "Cost of Revenue" has been renamed "Search Serving," the "Gross Profit" line item has been removed; the "Search Serving" line item is now shown as a component of operating expenses. Prior year presentation has been changed to conform to current year presentation. These changes to the description and presentation of the Statement of Operations had no effect on net income or loss.

     Results of the interim period are not necessarily indicative of results that may be expected for the entire year.


NOTE C - SHORT-TERM INVESTMENTS

     The Company's short-term investments as of June 30, 2002 consisted of investments in fixed rate guaranteed annuity contracts with insurance companies and a 28-day short-term preferred stock utility fund that matured on July 10, 2002. The company classifies these investments as available for sale. Due to the high liquidity of the instruments, their fair value approximates their carrying value. The instruments are not covered by any depository insurance.

                           FINDWHAT.COM AND SUBSIDIARY

                             June 30, 2002 and 2001
                                   (unaudited)


NOTE D - DEFERRED TAX ASSET

     Due to historical and projected positive pre-tax income in the near term, the Company recognized a deferred tax benefit of approximately $2.8 million for the quarter ended June 30, 2002 relating primarily to net operating loss carry-forwards, which were previously offset by a full valuation as of March 31, 2002. In addition, based upon the Company's earnings in the quarter ended June 30, 2002, the Company recorded a deferred tax expense of $1.0 million. As a result of the above, the Company recognized a net deferred tax benefit of $1.8 million for the three months ended June 30, 2002.


     The Company continues to have a valuation allowance of $400,000 related to the tax benefit of stock options and other equity based compensation.


NOTE E - EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consist of the following:

                                                                                      June 30,               December 31,
                                                                                        2002                    2001
                                                                                     ----------              -----------

      Computer equipment                                                             $2,457,268              $1,499,185
      Furniture                                                                         269,280                 115,209
      Equipment under capital lease obligations                                          73,178                  73,178
      Leasehold improvements                                                             35,677                       -
                                                                                     ----------              ----------

      Total equipment, furniture and fixtures                                         2,835,403               1,687,572
      Less accumulated depreciation and amortization                                  1,222,941                 823,903
                                                                                     ----------              ----------
      Equipment, furniture and fixtures net                                          $1,612,462              $  863,669
                                                                                     ----------              ----------


NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:
                                                                                      June 30,               December 31,
                                                                                       2002                     2001
                                                                                     ----------              -----------


      Accounts payable and other                                                     $  939,061              $  677,650
      Revenue - share agreements                                                      1,578,276               1,227,248
      Consultant settlement agreement                                                        -                  262,292
      Accrued compensation                                                              287,638                 461,587
      Professional fees                                                                  85,288                  91,880
                                                                                     ----------              ----------

                                                                                     $2,890,263              $2,720,657
                                                                                     ----------              ----------

                           FINDWHAT.COM AND SUBSIDIARY

                             June 30, 2002 and 2001
                                   (unaudited)




NOTE G - PER SHARE DATA

     The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Under the provisions of SFAS No. 128, basic income
     (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted income (loss) per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts, which are in the money and convertible to common shares, such as options and warrants, unless anti-dilutive. However, as the Company generated net losses for the six months ended June 30, 2001, common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options and warrants, are not reflected in diluted net loss per share because such shares are anti-dilutive.

     For the six months ending June 30, 2002 and 2001 there were 1.4 million and
     5.1 million outstanding options and warrants at a price range of $4.47 - $12.00 and $1.00 - $12.00, respectively, which were excluded from the income (loss) per share calculation because the effect would be anti-dilutive.

     For the three months ending June 30, 2002 and 2001 there were 1.3 million and 3.5 million outstanding options and warrants at a price range of $4.80
     - $12.00 and $1.38 - $12.00, respectively, which were excluded from the income per share calculation because the effect would be anti-dilutive.

     The following is a reconciliation of the number of shares used in the basic and diluted computation of income (loss) per share:


                                                               Six months ended                    Three months ended
                                                                    June 30,                             June 30,
                                                         ------------------------------        ----------------------------
                                                            2002               2001              2002                2001
                                                         ----------          ----------        ----------        ----------

    Weighted-average number of common
        outstanding - basic                              16,918,311          15,860,214        16,994,019        16,449,133

    Dilution from stock option plan and
        dilution from warrants issued                     2,165,884                   -         2,251,371           610,193
                                                         ----------          ----------        ----------        ----------

    Weighted-average number of common
        shares and common share equivalents
        outstanding - diluted                            19,084,195          15,860,214        19,245,390        17,059,326
                                                         ==========          ==========        ==========        ==========

                           FINDWHAT.COM AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                             June 30, 2002 and 2001
                                   (unaudited)






NOTE H - CONTINGENCIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         This management's discussion and analysis of financial condition contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "projects," and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of the Internet, Internet advertising and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

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

         We distribute our search results to many third-party high traffic Web sites, including CNET's Search.com, Excite, WebCrawler, NBCi, MetaCrawler, Dogpile, and Go2Net, along with many others, and we pay a percentage of our revenue from paid click-throughs to these sites as a commission. As a result, we serve as a source of revenue and relevant search result listings for these entities, while providing our advertisers with exposure to potential customers across the Internet. Our FindWhat.com search listing paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. The following table charts by quarter the number of paid click-throughs, the average revenue per paid click-through, and active advertiser accounts for the FindWhat.com search engine since January 1, 2000 (revenue from the FindWhat.com search engine prior to 2000 was immaterial):

                           Paid Click-throughs                  Avg. Revenue per                 Active Advertiser
     Quarter                  (in millions)                      Click-through                        Accounts


     Q2 2002                      54.2                               $0.18                             17,100
     Q1 2002                      50.8                               $0.17                             16,500
     Q4 2001                      46.2                               $0.17                             15,300
     Q3 2001                      36.0                               $0.15                             12,400
     Q2 2001                      33.3                               $0.13                             10,200
     Q1 2001                      22.9                               $0.10                              7,500
     Q4 2000                      13.2                               $0.11                              6,800
     Q3 2000                       5.6                               $0.11                              5,300
     Q2 2000                       3.8                               $0.07                              3,300
     Q1 2000                       1.2                               $0.06                              1,500




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

         We believe that our FindWhat.com search engine is more attractive to advertisers as more consumers and businesses access our listings while searching the Internet, and our paid listings are more relevant to these Internet users as more advertisers bid for placement in our search results. The largest component of our expenses consists of costs incurred to attract consumers and businesses to our search listings, either through our distribution partners or via our Web site at www.FindWhat.com. To date, we have primarily attracted Internet users through our distribution partners, who list some or all of our search listings on their Web sites. We expect to continue to rely upon distribution partners for most of the searches conducted on our service. Our future success is dependent upon managing our click-through acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues we will be required to incur a significant expansion of our operations, including hiring additional management and staff. These actual and proposed increases in marketing and personnel will significantly increase our operating expenses.

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

         FindWhat.com was organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, in June 1999, established a wholly owned subsidiary, BeFirst Internet Corporation, a Delaware corporation. On June 17, 1999, the Company changed its name from Collectibles America, Inc. to BeFirst.com. In September 1999, the Company changed its name from BeFirst.com to FindWhat.com. We began offering our BeFirst.com RankPro service in March 1998. Our FindWhat.com search engine was commercially launched in September 1999, but generated immaterial revenues in the fiscal year ended December 31, 1999. Our losses for the years ended December 31, 2001 and December 31, 2000 were $347,455 and $8,805,446, respectively. Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult.


RESULTS OF OPERATIONS


         Our fiscal year runs from January 1 through December 31. We began offering our BeFirst.com(SM) search engine optimization service in March 1998 and we commercially launched our FindWhat.com(SM) search engine in September 1999. We have experienced rapid growth since introducing these services. When making comparisons between the three and six months ended June 30, 2002 and the three and six months ended June 30, 2001 readers should note that we do not anticipate our historical growth rate to continue. Our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service, and the number of Internet users who have access to our advertisers' paid listings. We anticipate these variables to fluctuate, affecting our growth rate and results.


         REVENUE

         Revenue for the three months ending June 30, 2002 increased to $9,710,278 compared to $4,440,089 for the three months ending June 30, 2001. Revenue for the six months ending June 30, 2002 increased to $18,422,174 compared to $7,003,421 for the six months ending June 30,2001. The increase was primarily the result of growth in revenue from the FindWhat.com search engine, due to the increased number of paid click-throughs and the average revenue per paid click-through (see table above).


         OPERATING EXPENSES

         Search Serving. Search serving expense consists primarily of costs associated with designing and maintaining our Web sites and providing the BeFirst.com services, fees paid to outside service providers for our unpaid listings and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining our Web sites include salaries of related personnel, depreciation of Web site equipment, co-location charges for our Web site equipment and software license fees. Costs associated with providing the BeFirst.com services include salaries of related personnel, payments to consultants, and Web site domain registration expenses for clients.

ending June 30, 2002 from $378,094 for the three months ending June 30, 2001. Search Serving expense increased for the six months ending June 30, 2002 to $949,437 from $823,590 for the six months ending June 30,2001. The increase was primarily due to increases in Internet connectivity fees, depreciation on equipment, and personnel expense. We anticipate search-serving expense will continue to increase as our traffic, and number of advertisers increase.


         Marketing, Sales and Service. Marketing, sales and service expenses consist primarily of:

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

Most of our marketing, sales and service expenses relate to the FindWhat.com search engine.

         Our marketing, sales and service expense was $5,305,432 for the three months ending June 30, 2002 compared to $2,938,871 for the three months ending June 30, 2001. Marketing, sales and service expense increased for the six months ending June 30, 2002 to $10,108,276 from $5,941,147 for the six months ending June 30, 2001. The increase in marketing, sales and service expense was related primarily to increases in: revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, personnel costs due to expanding the number of business development, marketing, customer service, and sales employees, and consulting fees. These increases were offset in part by decreases in radio advertising expense and non-cash stock compensation expense. Revenue-sharing and other fees paid to distribution partners represent the largest component of our operating expenses. We believe that continued investment in marketing and sales, including attracting Internet users and advertisers to utilize the FindWhat.com search engine and attracting distribution partners to display our search engine's results, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative. General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees; and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. General and administrative expenses increased to $1,340,142 for the three months ending June 30, 2002 from $952,647 for the three months ending June 30, 2001. General and administrative costs increased to $2,727,339 for the six months ending June 30, 2002 from $1,758,686 for the six months ending June 30, 2001. The increase in general and administrative expenses was primarily due to increases in fees for professional services, compensation expense, expenses relating to being a public company, employee health insurance and bad debt expense. We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business.

         Product Development. Product development expenses consist primarily of payroll and related expenses for personnel responsible for development of features and functionality for our FindWhat.com services and depreciation for related equipment used in product development. Product development expenses were $140,583 for the three months ended June 30, 2002 compared to $48,428 for the three months ended June 30, 2001. Product development expenses increased to $226,577 for the six months ending June 30, 2002 from $96,855 for the six months ending June 30, 2001. The increase was primarily due to an increase in compensation expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

         Loss on Sale of Advertising Contract. From January 2000 through March 2001, Sales and Marketing expense included non-cash charges related to the issuance of 600,000 shares of common stock to a national radio group in return for radio advertising time to promote the FindWhat.com search engine. The common stock had a value of $4,425,000 at the time of issuance, and was being expensed as the radio time was being used. As of March 30, 2001, $3,351,118 had been expensed in this fashion. On March 30, 2001, a third party paid $250,000 in cash in return for the remaining radio time and a warrant to purchase 125,000 shares of common stock. The warrant was valued at $172,500. As a result of this transaction, a loss of $996,382 was recorded in the six months ending June 30, 2001 for the sale of the radio advertising contract, which is shown as "Loss on sale of advertising contract" on the statement of operations.

         INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases. Net interest income was $41,273 for the three months ending June 30, 2002 compared to $11,800 for the three months ended June 30, 2001. Interest income increased to $71,595 for the six months ending June 30, 2002 from $15,084 for the six months ending June 30, 2001. The increase in interest income was due to higher average cash and cash equivalent balances and short-term liquid investments offset in part by lower interest rates.

         INCOME TAX BENEFIT

         In accordance with Statement of Financial Accounting Standard pronouncement No. 109, "Accounting for Income Taxes," in Q2 2002 we recorded a deferred tax asset for $1,800,000. Statement No. 109 requires the recognition of a deferred tax asset when a company determines that "it is more likely than not" that the company will utilize and realize the deferred tax asset through positive earnings in future periods. The recognition of the deferred tax asset increased Q2 2002 net earnings by $1,800,000 and increased diluted earnings per share by $0.09. It also resulted in the deferred tax asset of $1,800,000 on the Company's June 30, 2002 balance sheet.

         With the recognition of the deferred tax asset in Q2 2002, we will begin recording income tax expense beginning in Q3 2002. Due to the recognition of the income tax expense, we anticipate reporting sequentially lower net income and diluted earnings per share in Q3 2002 than we did in Q2 2002.


         NET INCOME (LOSS)

         As a result of the factors described above, we generated net income of $4,307,441, or $0.25 per basic and $0.22 per diluted share for the three months ending June 30, 2002, compared to net income of $133,849, or $0.01 per basic and diluted share for the three months ending June 30, 2001. For the six months ending June 30, 2002 we generated net income of $6,282,140, or $0.37 per basic and $0.33 per diluted share as compared to a net loss of $(2,598,155), or $(0.16) per basic and diluted share for the six months ending June 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. Through June 30, 2002, we have raised net proceeds of approximately $8,380,000 through private equity financings, and received $988,883 in proceeds from the exercise of warrants and options. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert D. Brahms. We have been billed our pro rata share of applicable expenses. Beginning in Q2 2001, we began generating cash from operations. In 2001, our cash flows provided by operations were $4,108,750. We continued to generate cash during the six months ending June 30, 2002, with cash from operations of $4,513,687. We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for listings in the FindWhat.com search engine, and the increase in the number of distribution partners displaying our search engine's listings, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our advertisers with high quality click-throughs (or visitors to their Web sites), they may reduce or cease their spending with us, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive paid search result listings - in terms of the average revenue per paid click-through, the share paid to the distribution partners, the relevancy and coverage of such listings, and the speed of delivery of such listings, among other factors - they may display fewer of our listings, or stop showing our listings at all, which would lead to lower revenue and cash flows. The number and quality of providers of paid search result listings is increasing, which may adversely impact: our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners, all of which may reduce our revenue and cash flows.

         Net cash provided by operating activities totaled $4,513,687 for the six months ended June 30, 2002. The net cash provided was based primarily on net income of $6,282,140, plus an increase in accounts payable and accrued expenses of $169,608 and depreciation expense for the period of $399,038, partially offset by the recognition of the deferred tax benefit of $1,800,000, the decrease in deferred revenue of $74,981, the net increase in accounts receivable (adjusted by the increase in the allowance for doubtful accounts) and prepaid and other current assets of $477,430.

         Net cash used in investing activities totaled $8,724,492 for the six months ended June 30, 2002, and consisted of the purchase of $1,147,831 of equipment and $7,576,661 of short-term, highly liquid investments.

         Net cash provided by financing activities totaled $469,372 for the six months ending June 30, 2002. Proceeds from the exercise of warrants and stock options increased our cash from financing activities by $477,280, which was slightly offset by payments made on capital leases of $7,908.

         Our principal sources of liquidity consisted of $10,333,287 of cash, cash equivalents, and short-term investments as of June 30, 2002. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. As of June 30, 2002, we had less than $10,000 in capital lease obligations on computer and copier equipment, with payments due monthly over a maximum of the next three years. We may choose to pursue additional capital leases at some point in the future, depending on terms available, the amount of equipment to be purchased, and our cash position. Our largest operating lease commitment is a ten-year lease for office space in Ft. Myers, FL in a building that is expected to be completed by November 2002. We are obligated to pay rent of at least $443,070 per year, not including our pro rata share of the building's operating expenses. We do not believe we have any other material operating leases. Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors) delivered to them via our distribution partners. We are engaged in patent litigation with our largest competitor, Overture Services, Inc. We believe that the litigation will not be resolved over the next 12 months, and will require a run-rate of approximately $1 million per annum in legal expenses until it is resolved. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and consequently our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. We currently anticipate that our cash and short-term investments as of June 30, 2002, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.


ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

         Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, valuation allowance for deferred income tax assets, and litigation. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

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

         Set-up fee revenue is recognized ratably over the contract period. Revenue from click-throughs is recognized when generated. Revenue from banner advertisements is recognized ratably over the period of the agreement as services are provided.

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

         Income Taxes

         We account for income taxes pursuant to Statement of Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," which uses the asset and liability method to calculate income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. SFAS No. 109 requires that a valuation allowance be setup to reduce a deferred tax asset to the extent it is more likely than not that the related tax benefits will not be realized.

         As of June 30, 2002, we had remaining net operating loss carry-forwards of approximately $4.7 million and $5.7 million available to reduce future federal and state taxable income, respectively. These net operating loss carry-forwards are carried on our balance sheet as a deferred tax asset.

         At June 30, 2002 we had a remaining deferred tax asset of $2.2 million and related valuation allowance of $400,000. Based on a history of positive earnings we released $1.8 million of the valuation allowance during Q2 2002 and thus recognized for the first time a deferred tax asset on our balance sheet of $1.8 million.

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

         Due to historical and projected positive pre-tax income in the near term, we believe that FindWhat.com's earnings history presented sufficient evidence to recognize $1.8 million in a deferred tax asset at June 30, 2002. With the recognition of the deferred tax asset in Q2 2002, we will begin recording income tax expense beginning in Q3 2002. Due to the recognition of the income tax expense, the Company anticipates reporting sequentially lower net income and diluted earnings per share in Q3 2002 than it did in Q2 2002.


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

         In addition, in this Management's Discussion and Analysis or Plan of Operation, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan," "project," and similar expressions, as they relate to us, our business or our management, are intended to identify forward-looking statements.

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

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

         Some of our officers have no prior senior management experience in public companies. In three years we have grown to approximately 100 employees; our new employees include a number of key managerial, technical, financial, marketing and operations personnel as of June 30, 2002 who have not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

         We own a federal service mark registration for "Be1st(R)," "BeFirst(R)," "Find What You're Looking For(R)," and "FindWhat.com(R)." If other companies also claim the words "Be1st," "BeFirst," "Find What You're Looking For," or "FindWhat.com," we may be required to become involved in litigation or incur additional expense. Effective service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

         The process and technology we use to operate the FindWhat.com search engine is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com search engine with the United States Patent and Trademark Office. In December 2001, we filed an additional patent application covering evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, our principal competitor has been granted a patent, which may cover our business model and has acquired an issued patent that may be applicable to our business model. See "Our principal competitor may have patent rights which could prevent us from operating our FindWhat.com search engine in its present form."

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

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

         As of June 30, 2002 we have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 3.3 million shares of common stock at a weighted average exercise price of $2.45 and warrants and non-plan options to purchase approximately 2.4 million shares of common stock at a weighted average exercise price of $3.56 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

         Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash and short-term investments as of June 30, 2002, together with cash flows from operations will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward- looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) FindWhat.com held its Annual Meeting of Stockholders on June 10, 2002, for the purposes of electing nine directors and approving reincorporating FindWhat.com in Delaware.

         (b) At the Annual Meeting of Stockholders, all directors nominated were elected and the reincorporation from Nevada to Delaware was approved.

         (c) The table below shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders:


  PROPOSAL 1: Election of nine directors, each to serve for a one year term:

                                                NUMBER OF SHARES
  NOMINEES:                                  FOR          WITHHOLD AUTHORITY

  Craig A. Pisaris-Henderson             15,096,777            241,074
  Courtney P. Jones                      15,096,847            241,004
  Robert D. Brahms                       15,096,347            241,504
  Phillip R. Thune                       15,096,777            241,074
  Rupinder S. Sidhu                      15,337,351            500
  Frederick E. Guest II                  15,337,781            70
  Peter V. Miller                        15,337,781            70
  Kenneth E. Christensen                 14,912,851            425,000
  Robert J. Mylod, Jr.                   15,337,851            0

  PROPOSAL  2:    Approval of reincorporating FindWhat.com from a Nevada
                  corporation to a Delaware corporation.


                                         TOTAL NUMBER
                                         OF VOTES CAST
  FOR                                     11,946,983
  AGAINST                                    252,739
  ABSTAINED                                      750

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

Number              Exhibit

2.1* Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation, Collectibles America, Inc. and Mick Jardine.

3.1*                Articles of Incorporation of FindWhat.com (f/k/a
                    Collectibles America, Inc.)

3.2**               Amended and Restated By-laws of FindWhat.com

3.3***              Audit Committee Charter

10.1*****           Executive Employment Agreement between FindWhat.com and
                    Craig A. Pisaris-Henderson

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

10.5*               Form of Incentive Stock Option Agreement

10.6*               Form of Non-Qualified Stock Option Agreement

10.7                [Reserved]

10.8*****           Executive Employment Agreement between FindWhat.com and
                    Robert D. Brahms

10.9                [Reserved]

10.10#              Executive Employment Agreement between FindWhat.com and
                    Anthony Garcia.

10.11****           Executive Employment Agreement between FindWhat.com and
                    Phillip R. Thune.

99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

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

# Incorporated by reference to the exhibit previously filed on May 15, 2001 to FindWhat.com's Form 10-QSB for the fiscal quarter ended March 31, 2001.

(b)      Reports on Form 8-K

         On April 23, 2002, FindWhat.com, a Nevada corporation, reported first quarter 2002 results and provided guidance for future financial performance. The press release was included as Exhibit 99 to Form 8-K, filed April 23, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      FINDWHAT.COM

Date:  August 13, 2002     By: /s/ Phillip R. Thune
                               -------------------------------------------------
                                         Phillip R. Thune
                                         Chief Operating Officer and
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)