Form 10QSB
period 2002-09-30
FINDWHAT COM INC
filed 2002-11-06
CIK 1094808

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT ON UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

     For the quarterly period ended September 30, 2002.

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



                         12751 Westlinks Drive, Suite 3
                            Fort Myers, Florida 33913
                                 (239) 561 -7229

  (Address and telephone number of registrant's principal executive offices and principal place of business)



     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 17,032,938 shares of common stock, $.001 par value, as of September 30, 2002.

ITEM 1. FINANCIAL STATEMENTS

                           FINDWHAT.COM AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,            December 31,
                                   ASSETS                                              2002                     2001
                                                                                       ----                     ----
                                                                                    (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                   $      2,712,879           $    5,497,734
    Short-term investments                                                            10,654,930                1,000,324
    Accounts receivable, less allowance for doubtful accounts of
       $124,623 and $50,605 at September 30, 2002 and December 31, 2001,
       respectively                                                                    1,302,584                  787,618
    Deferred tax asset                                                                   702,012
    Prepaid expenses and other current assets                                            170,877                  123,813

         Total current assets                                                         15,543,282                7,409,489

EQUIPMENT AND FURNITURE - NET                                                          2,024,656                  863,669

OTHER ASSETS                                                                             135,517                   51,415

         Total assets                                                           $     17,703,455           $    8,324,573


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                       $      3,065,766           $    2,690,657
    Current portion of capital lease obligations                                           3,742                    9,443
    Deferred revenue                                                                     825,158                  507,447
    Other current liabilities                                                            110,000                   30,000

         Total current liabilities                                                     4,004,666                3,237,547

Capital lease obligations, less current portion                                            1,925                    5,578

         Total liabilities                                                             4,006,591                3,243,125

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500,000 shares; none issued and outstanding
    Common stock, $.001 par value; authorized, 50,000,000
      shares; 17,039,938 and 16,651,677, respectively, issued; and
      17,032,938 and 16,644,677, respectively, outstanding                                17,040                   16,652
    Additional paid-in capital                                                        16,708,541               16,171,876
    Deferred service costs                                                                     -                  (15,312)
    Treasury stock; 7,000 shares, at cost                                                (82,035)                 (82,035)
    Accumulated deficit                                                               (2,946,682)             (11,009,733)

         Total stockholders' equity                                                   13,696,864                5,081,448

         Total liabilities and stockholders' equity                             $     17,703,455           $    8,324,573


The accompanying notes are an integral part of these statements

                           FINDWHAT.COM AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the nine months ended         For the three months ended
                                                                  September 30,                      September 30,
                                                         -----------------------------      ------------------------------
                                                             2002              2001             2002              2001
                                                         ------------      ------------     ------------      ------------
                                                         (unaudited)       (unaudited)      (unaudited)       (unaudited)

Revenues                                                $  29,407,199    $ 12,453,274       $ 10,985,024    $  5,449,853

Operating expenses
  Search serving                                            1,415,805       1,100,595            466,368         277,006
  Marketing, sales and service                             16,184,320       9,501,598          6,076,044       3,560,451
  General and administrative                                4,152,916       2,652,786          1,425,576         894,100
  Product development                                         395,907         185,407            169,331          88,551
  Loss on sale of advertising contract                              -         996,382                  -               -
                                                       ---------------------------------------------------------------------
                                                           22,148,948      14,436,768          8,137,319       4,820,108
                                                       ---------------------------------------------------------------------

Income (loss) from operations                               7,258,251      (1,983,494)         2,847,705         629,745

Other income:
  Interest income, net                                        136,570          35,962             64,975          20,878
                                                       ---------------------------------------------------------------------

Income (loss) before provision for income
   taxes                                                    7,394,821      (1,947,532)         2,912,680         650,623
Income tax (benefit)                                         (668,230)                         1,131,770
                                                       ---------------------------------------------------------------------

Net income (loss)                                       $   8,063,051     $(1,947,532)     $   1,780,910    $    650,623
                                                       =====================================================================

Income (loss) per share
     Basic                                              $        0.48    $      (0.12)    $         0.10    $       0.04
                                                       =====================================================================
     Diluted                                            $        0.42    $      (0.12)    $         0.09    $       0.04
                                                       =====================================================================

Weighted-average number of common
  shares outstanding
     Basic                                                 16,952,402      16,060,714          17,019,472      16,455,177
                                                       =====================================================================
     Diluted                                               19,084,210      16,060,714          19,121,126      17,369,547
                                                       =====================================================================



The accompanying notes are an integral part of these statements.

                           FINDWHAT.COM AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For the nine months ended
                                                                                     September 30,
                                                                    ------------------------------------------------
                                                                              2002                    2001
                                                                    ------------------------------------------------

Cash Flows from Operating Activities

    Net income                                                          $    8,063,051          $    (1,947,532)
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
             Allowance for doubtful accounts                                    74,017                   15,866
             Depreciation and amortization                                     645,233                  357,522
             Equity based compensation                                          15,312                1,500,628
             Loss on sale of advertising contract                                                       996,382
             Deferred tax benefit                                             (702,012)
        Changes in operating assets and liabilities
             Accounts receivable                                              (588,983)                  10,355
             Prepaid expenses and other current assets                         (47,063)                 (58,406)
             Other assets                                                      (84,105)                 (70,070)
             Deferred revenue                                                  317,711                  296,970
             Accounts payable and accrued expenses                             375,108                  356,652
             Other current liabilities                                          80,000                        -
                                                                    ------------------------------------------------

     Net Cash Provided by Operating Activities                               8,148,269                1,458,367
                                                                    ------------------------------------------------

Cash Flows from Investing Activities

     Purchase of short term investments                                     (9,654,606)                       -
     Purchase of equipment                                                  (1,806,220)                (333,611)
                                                                    ------------------------------------------------

     Net Cash Used In Investing Activities                                 (11,460,826)                (333,611)
                                                                    ------------------------------------------------

Cash Flows from Financing Activities

     Gross proceeds from private placements                                          -                 1,350,000
     Proceeds from sale of advertising contract                                      -                   250,000
     Payments made on capital leases                                            (9,353)                  (25,629)
     Proceeds received from exercise of stock options                          537,055
                                                                    ------------------------------------------------

     Net Cash Provided by Financing Activities                                 527,702                 1,574,371
                                                                    ------------------------------------------------

Increase (Decrease) Cash                                                    (2,784,855)                2,699,127

Cash and Cash Equivalents at Beginning of the Period                         5,497,734                   815,317

Cash and Cash Equivalents at End of Period                              $    2,712,879         $       3,514,444
                                                                    ================================================


The accompanying notes are an integral part of these statements.

                           FINDWHAT.COM AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001
                                   (unaudited)

NOTE A - NATURE OF BUSINESS

     FindWhat.com was organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, in June 1999, merged with BeFirst Internet Corporation, a Delaware corporation, which became a wholly owned subsidiary. On June 17, 1999, the Company changed its name from Collectibles America, Inc. to BeFirst.com. In September 1999, the Company changed its name from BeFirst.com to FindWhat.com.

     FindWhat.com and its subsidiary (collectively, the "Company") are developers and providers of performance-based marketing services for the Internet. FindWhat.com currently offers three proprietary performance-based services: the FindWhat.com network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; a new private label service, which offers large portals and search engines the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using FindWhat.com's turn-key operation; and BeFirst.com RankPro, a search engine optimization service. The Company operates in one reportable business segment.

NOTE B - BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly FindWhat.com's financial position as of September 30, 2002 and December 31, 2001; the results of its operations for the nine and three months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements need to be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2001, which were included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission (the "SEC") on March 26, 2002.

     Results of the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE C - SHORT-TERM INVESTMENTS

     The Company's short-term investments as of September 30, 2002 consisted of investments in investment grade variable annuity fixed accounts and a fixed rate municipal fund. Due to the high liquidity of the instruments, their fair value approximates their carrying value. The instruments are not covered by any depository insurance.

NOTE D - TAXES

     Based on historical and projected positive pre-tax income, the Company recognized a deferred tax benefit of approximately $2.8 million in the second quarter of 2002. Since that time the company realized positive earnings in Q2 and Q3 2002. The Company's positive earnings for these quarters created a deferred tax expense of approximately $2.1 million dollars, as a result this left a remaining deferred tax asset on the books at September 30, 2002 of approximately $700,000. The Company believes the remaining deferred tax asset will be utilized by year-end 2002.

     The Company continues to have a valuation allowance of approximately $517,000 related to the tax benefit of stock options and other equity based compensation.

                           FINDWHAT.COM AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2002 and 2001
                                   (unaudited)

NOTE E - EQUIPMENT, FURNITURE AND FIXTURES

     Equipment, furniture and fixtures consist of the following:

                                                                                  September 30,           December 31,
                                                                                      2002                    2001
                                                                                  -------------           ------------

      Computer equipment                                                            $ 3,108,381            $ 1,499,185
      Furniture                                                                         276,556                115,209
      Equipment under capital lease obligations                                          73,178                 73,178
      Leasehold improvements                                                             35,677                      -
                                                                                  -------------           ------------

      Total equipment, furniture and fixtures                                         3,493,792              1,687,572
      Less accumulated depreciation and amortization                                  1,469,136                823,903
                                                                                 ==============           ============
                                                                                    $ 2,024,656            $   863,669
                                                                                 ==============           ============



NOTE F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following:

                                                                                  September 30,           December 31,
                                                                                      2002                    2001
                                                                                  -------------           ------------
      Accounts payable and other                                                    $   649,377            $   647,650
      Revenue - share agreements                                                      2,150,867              1,227,248
      Consultant settlement agreement                                                         -                262,292
      Accrued compensation                                                              157,428                461,587
      Professional fees                                                                 108,094                 91,880
                                                                                 ==============           ============
                                                                                    $ 3,065,766            $ 2,690,657
                                                                                 ==============           ============



NOTE G - PER SHARE DATA

     The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Under the provisions of SFAS No. 128, basic income
     (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted income (loss) per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts, which are in the money and convertible to common shares, such as options and warrants, unless anti-dilutive. However, as the Company generated net losses for the nine months ended September 30, 2001, common share equivalents, composed of incremental common shares issuable upon the exercise of stock options and warrants, are not reflected in diluted net loss per share because such shares are anti-dilutive.

                           FINDWHAT.COM AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                           September 30, 2002 and 2001
                                   (unaudited)

     For the nine months ending September 30, 2002 and 2001 there were 1.4 million and 5.1 million outstanding options and warrants at a price range of $4.38 - $12.00 and $1.00 to $12.00, respectively, which were excluded from the income per share calculation because the effect would be anti-dilutive.

     For the three months ending September 30, 2002 and 2001 there were 1.4 million and 2.8 million outstanding options and warrants at a price range of $4.38 - $12.00 and $2.25 - $12.00, respectively, which were excluded from the income per share calculation because the effect would be anti-dilutive.

     The following is a reconciliation of the number of shares used in the basic and diluted computation of income (loss) per share:


                                                               Nine months ended                 Three months ended
                                                                 September 30,                      September 30,
                                                     ---------------------------------    -------------------------------
                                                            2002               2001              2002                2001
                                                     ---------------    ---------------   ---------------     -----------

    Weighted-average number of common
        shares outstanding - basic                       16,952,402          16,060,714        17,019,472        16,455,177

    Dilution from stock options and
        warrants                                          2,131,808                   -         2,101,654           914,370
                                                          ---------          ----------         ---------        ----------

    Weighted-average number of common
        shares and common share equivalents
        outstanding - diluted                            19,084,210          16,060,714        19,121,126        17,369,547
                                                         ==========          ==========        ==========        ==========



NOTE H - RECLASSIFICATION

     In order to conform to the method of presentation used by other Search Serving companies, the Company made certain changes in the presentation of the Statement of Operations in the current year. The Company created a new expense line item called Search Serving expense. Search Serving expense includes the operating costs of the Company's BeFirst.com service, and the costs of operating the FindWhat.com network, including connectivity, depreciation of servers and other equipment, and related personnel expense. Previously, the Company included credit card fees in Cost of Goods Sold. Beginning in Q2 2002, the Company included those fees in General and Administrative expense. The Company's 2002 year-to-date and 2001 income statements included above now also reflect this new presentation format. These changes do not represent a restatement of previously reported financial statements, but merely a slightly different presentation for certain expense categories.

NOTE I - COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This management's discussion and analysis or plan of operation contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "projects," and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of the Internet, Internet advertising and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

OVERVIEW

     We are a leading developer and provider of performance-based marketing services for the Internet. With our services, advertisers only pay for an Internet user who clicks through to their sites. Historically, advertising, including most online advertising, has been impression-based, meaning that advertisers are charged on the number of viewers, listeners, readers, or users who are potentially exposed to their ad, with no guarantee that the ad was seen, heard, or read. With the inherent accountability of the Internet, and the decreasing attention paid to banner ads, online advertisers are increasingly demanding performance-based advertising alternatives. Forrester Research projects that by 2003, 83% of digital marketing campaigns will include a performance-based component.

     We currently offer three proprietary performance-based services: the FindWhat.com network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; a new private label service, which offers large portals and search engines the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using FindWhat.com's turn-key operation; and BeFirst.com RankPro, a search engine optimization service.

     Our main focus is the operation of online marketplaces that connect the businesses and consumers (prospects) that are most likely to purchase specific goods and services to the entities (advertisers) that provide those goods and services. Advertisers create advertisements, or listings, which are comprised of titles, descriptions, URL links, and relevant keywords or keyword phrases. For each keyword, the advertisers determine what price they are willing to pay for a qualified click-through. The pricing process is an open, automated, bid-for-position system. The highest bidder for a particular keyword or phrase receives the first place position, with all other bidders on that same keyword or phrase listed in descending bid order. Through the Listing Management Center at FindWhat.com, or similar centers created for private label partners' sites, advertisers can sign-up and manage their accounts themselves, 24 hours a day, seven days a week. They can control and track their bids, the placement of their listings, their total expenditures, and their cost per visitor, all in a real-time environment. As a result, they can easily determine and work to improve their return on their investment from FindWhat.com's services. Our editors review every keyword to ensure that the listing is appropriate for that advertiser's website. This methodology produces extremely relevant results for e-commerce oriented searches, and drives highly qualified traffic to our managed advertisers.

     Along with our private label partners, such as Terra Lycos's Lycos.com and HotBot, we distribute advertisements to millions of Internet users, typically in direct response to search queries. The FindWhat.com network includes hundreds of distribution partners, including search engines like CNET's Search.com, Excite, Webcrawler, NBCi, MetaCrawler, Dogpile, and Go2Net. We recognize 100% of the revenue from paid click-throughs on the sites in the FindWhat.com network, and then share that revenue with those distribution partners. We recognize only our share of the revenue generated from private label initiatives. With both the FindWhat.com network and the private label service, our services are a source of revenue and relevant search result listings for our partners, while providing our managed advertisers with exposure to potential customers across the Internet. As with the Yellow Pages in the offline world, our managed advertisers get their message in front of prospects at the exact time they are looking for the advertisers' products and services. Unlike the Yellow Pages, advertisers only pay for those visitors that "walk" into their virtual stores.

     The key metrics for the FindWhat.com network and the private label service are paid click-throughs, average revenue per click-through, and managed active advertiser accounts. The following table lists key metrics for each of the last ten quarters for the FindWhat.com services, which, beginning with Q3 2002, represent the aggregate key metrics from the FindWhat.com network and the private label service.


                      Paid Click-throughs         Avg. Revenue per        Managed Active Advertiser
     Quarter             (in millions)             Click-through                   Accounts

     Q3 2002                 60.8                      $0.18                        18,500
     Q2 2002                 54.2                      $0.18                        17,100
     Q1 2002                 50.8                      $0.17                        16,500
     Q4 2001                 46.2                      $0.17                        15,300
     Q3 2001                 36.0                      $0.15                        12,400
     Q2 2001                 33.3                      $0.13                        10,200
     Q1 2001                 22.9                      $0.10                        7,500
     Q4 2000                 13.2                      $0.11                        6,800
     Q3 2000                  5.6                      $0.11                        5,300
     Q2 2000                  3.8                      $0.07                        3,300



     Among other things, our growth rate and results depend on our ability to continue to increase the number of advertisers who use our service, the amount our advertisers spend on our service, and the number of Internet users who have access to our advertisers' paid listings. We anticipate these variables to fluctuate, affecting our growth rate and ultimately our financial results. In particular, it proves difficult to project the advertisers' average spend and even more difficult to anticipate the average revenue per click-through because the advertisers are solely responsible for determining the price paid, not FindWhat.com. Our growth rate and results depend on our ability to increase the revenue per click-through, the number of managed advertisers and the amount our managed advertisers spend. Finally, we believe we will experience seasonality. Although seasonality is difficult to predict, we expect that the first and fourth quarters of the calendar year will realize substantially more activity than the second and third quarters.

     Search listing click-through revenue and private label net revenue are recognized when earned, which is based on the actual click-through activity, and then only to the extent that the advertiser has deposited sufficient funds with us or collection is probable.

     In order to increase overall revenue, we must increase one or more of the following: the number of managed advertisers, the number of click-throughs, average revenue per click-through, and the number and quality of our distribution partners and private label partners. We believe these elements are complementary, meaning adding distribution partners and private label partners can lead to increased managed advertisers, which can lead to higher average revenue per click-through, and, subsequently, more distribution partners and private label partners. For example, we inherently increase the number of paid listings and keyword coverage as we increase the number of overall managed advertiser accounts. An increase in the number of managed advertisers can lead to greater competition among advertisers, which we believe can lead to increases in average revenue per click-through. Increased advertiser competition can lead to a higher quality of paid listings displayed, including higher relevancy. As relevancy increases, we are able to deliver higher revenue to our distribution partners and higher returns on investment to our advertisers, thus adding value for both.

     The majority of our expenses relate to marketing costs incurred to attract consumers and businesses to our advertisers' websites through our distribution network. Our future success is dependent upon managing our click-through acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues, we will be required to incur a significant expansion of our operations, including hiring additional management and staff, and enhancing our overall technical infrastructure and plant facilities. The proposed increases in capital and expenditures will significantly increase future operating expenses.

     Our BeFirst.com RankPro service, known as "search engine optimization," assists websites to achieve higher placements on search results on numerous third-party search engines and directories. We are able to achieve this for our clients through our understanding of search engine algorithms and constant monitoring of search engine behavior. Our BeFirst.com RankPro service enhances the probability that our clients' websites will appear in search results served in response to a user's query on a particular keyword, as well as being placed higher in the ranking of such search results. This service generates revenue from initial set-up fees charged to new clients and from performance-based fees our clients pay for third-party search engine users who get to our advertisers' websites as a result of our efforts. BeFirst.com RankPro performance-based fees are determined by multiplying the number of click-throughs to a client's websites, or registrations on those websites, as a result of our efforts, by the amount we charge per click-through or registration.

     FindWhat.com was organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, in June 1999, merged with BeFirst Internet Corporation, a Delaware corporation, which became a wholly owned subsidiary. On June 17, 1999, we changed our name from Collectibles America, Inc. to BeFirst.com. In September 1999, we changed our name from BeFirst.com to FindWhat.com. We began offering our BeFirst.com RankPro service in March 1998. The FindWhat.com network was commercially launched in September 1999, but generated immaterial revenues in the fiscal year ended December 31, 1999. We launched our first private label service agreement, with Terra Lycos, in late September 2002. Our losses for the years ended December 31, 2001 and December 31, 2000 were $347,455 and $8,805,446, respectively. Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult.

RESULTS OF OPERATIONS

     Our fiscal year runs from January 1 through December 31. As previously noted, we began offering our BeFirst.com (SM) search engine optimization service in March 1998, we commercially launched the FindWhat.com (SM) network in September 1999, and our first private label service agreement commenced in September 2002. When making comparisons between the three and nine months ended September 30, 2002 and the three and nine months ended September 30, 2001 readers should note that we do not anticipate our historical growth rate to continue. We have experienced rapid growth since introducing these services.

REVENUE

     Revenue for the three months ending September 30, 2002 increased to $10,985,024 compared to $5,449,853 for the three months ending September 30, 2001. Revenue for the nine months ending September 30, 2002 increased to $29,407,199 compared to $12,453,274 for the nine months ending September 30, 2001. The increase was primarily the result of growth in revenue from the FindWhat.com network, due to the increased number of paid click-throughs, average revenue per paid click-through, and number of managed active advertiser accounts (see table above). We have no barter transactions.

OPERATING EXPENSES

     Search Serving. Search serving expense consists primarily of costs associated with designing and maintaining our FindWhat.com network and private label service, providing the BeFirst.com service, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining the FindWhat.com network and private label service include salaries of related personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees. Costs associated with providing the BeFirst.com service includes salaries of related personnel, payments to consultants, and domain registration expenses for clients.

     Search serving expense increased to $466,368 for the three months ending September 30, 2002 from $277,006 for the three months ending September 30, 2001. Search Serving expense increased for the nine months ending September 30, 2002 to $1,415,805 from $1,100,595 for the nine months ending September 30, 2001. The increase was primarily due to increases in Internet connectivity fees, depreciation of equipment, and personnel expense. We anticipate search serving expense will continue to increase as our traffic and number of managed active advertiser accounts increase.

     Marketing, Sales and Service. Marketing, sales and service expense consists primarily of:

     o revenue-sharing or other arrangements with our FindWhat.com distribution partners,
     o advertising expenditures for the FindWhat.com network, such as, radio, outdoor and banner advertising campaigns and sponsorships,
     o promotional expenditures such as sponsorships of seminars, trade shows and expos,
     o referral fees and other expenses to attract advertisers to our services,
     o    fees to marketing and public relations firms, and

     o payroll and related expenses for personnel engaged in marketing, customer service, business development, and sales functions.

     Most of our marketing, sales and service expense relates to the FindWhat.com network.

     Our marketing, sales and service expense was $6,076,044 for the three months ending September 30, 2002 compared to $3,560,451 for the three months ending September 30, 2001. Marketing, sales and service expense increased for the nine months ending September 30, 2002 to $16,184,320 from $9,501,598 for the nine months ending September 30, 2001. The increase in marketing, sales and service expense was related primarily to increases in: revenue-sharing payments and other fees paid to our FindWhat.com distribution partners which increase as our revenue increases, personnel costs due to expanding the number of business development, marketing, customer service, and sales employees, and consulting fees. These increases were offset in part by decreases in radio advertising expense and non-cash stock compensation expense. Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales, operating and service expense. We believe that continued investment in marketing, sales and customer service, including attracting advertisers to utilize the FindWhat.com network, attracting distribution partners to display our paid listings and obtaining additional private label partners is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

     General and Administrative. General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees; and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. General and administrative expenses increased to $1,425,576 for the three months ending September 30, 2002 from $894,100 for the three months ending September 30, 2001. General and administrative costs increased to $4,152,916 for the nine months ending September 30, 2002 from $2,652,786 for the nine months ending September 30, 2001. The increase in general and administrative expenses was primarily due to increases in credit card fees, fees for professional services, compensation expense, employee benefits, travel, expenses relating to being a public company, and bad debt expense. We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business and as we litigate patent related lawsuits with Overture Services Inc.

     Product Development. Product development expense consists primarily of payroll and related expenses for personnel responsible for the development of features and functionality for our FindWhat.com services and depreciation for related equipment used in product development. Product development expenses were $169,331 for the three months ending September 30, 2002 compared to $88,551 for the three months ending September 30, 2001. Product development expenses increased to $395,907 for the nine months ending September 30, 2002 from $185,407 for the nine months ending September 30, 2001. The increase was primarily due to an increase in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

     Loss on Sale of Advertising Contract. From January 2000 through March 2001, marketing, sales and service expense included non-cash charges related to the issuance of 600,000 shares of common stock to a national radio group in return for radio advertising time to promote the FindWhat.com network. The common stock had a value of $4,425,000 at the time of issuance, and was being expensed as the radio time was being used. As of March 30, 2001, $3,351,118 had been expensed in this fashion. On March 30, 2001, a third party paid $250,000 in cash in return for the remaining radio time and a warrant to purchase 125,000 shares of common stock. The warrant was valued at $172,500. As a result of this transaction, a loss of $996,382 was recorded in the nine months ending September 30, 2001 for the sale of the radio advertising contract, which is shown as "Loss on sale of advertising contract" on the statement of operations.

INTEREST INCOME, NET

     Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense attributable to equipment leases. Net interest income was $64,975 for the three months ending September 30, 2002 compared to $20,878 for the three months ending September 30, 2001. Interest income increased to $136,570 for the nine months ending September 30, 2002 from $35,962 for the nine months ending September 30, 2001. The increase in interest income was due to higher average cash and cash equivalent balances and short-term liquid investments offset in part by lower interest rates.

INCOME TAX BENEFIT

     In accordance with Statement of Financial Accounting Standard pronouncement No. 109, "Accounting for Income Taxes," in Q2 2002 we recorded a deferred tax asset for $1,800,000. Statement No. 109 requires the recognition of a deferred tax asset when a company determines that "it is more likely than not" that the company will utilize and realize the deferred tax asset through positive earnings in future periods. After recognizing a net tax expense of $1,131,770 for the three months ending September 30, 2002 the Company had a remaining deferred tax asset of approximately $700,000.

     The Company continues to have a valuation allowance at September 30, 2002 of approximately $517,000 related to the tax benefit of stock options and other equity based compensation.

NET INCOME (LOSS)

     As a result of the factors described above, we generated net income of $1,780,910, or $0.10 per basic and $0.09 per diluted share, for the three months ending September 30, 2002, compared to net income of $650,623, or $0.04 per basic and diluted share, for the three months ending September 30, 2001. For the nine months ending September 30, 2002 we generated net income of $8,063,051, or $0.48 per basic and $0.42 per diluted share, as compared to a net loss of $(1,947,532), or $(0.12) per basic and diluted share, for the nine months ending September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. Through September 30, 2002, we have raised net proceeds of approximately $8,380,000 through private equity financings, and received $1,048,656 in proceeds from the exercise of warrants and options. To date, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert
D. Brahms. We have been billed our pro rata share of applicable expenses. Beginning in Q2 2001, we began generating cash flows from operations. In 2001, our cash flows provided by operations were $4,108,750. We continued to generate cash during the nine months ending September 30, 2002, with cash flows from operations of $8,148,269. We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for listings in the FindWhat.com network, and the increase in the number of distribution partners displaying our paid listings, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our managed advertisers with high quality click-throughs (or visitors to their web sites), they may reduce or cease their spending with us, and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive paid search result listings - in terms of the average revenue per paid click-through, the share paid to the distribution partners, the relevancy and coverage of such listings, and the speed of delivery of such listings, among other factors - they may display fewer of our listings, or stop showing our listings at all, which would lead to lower revenue and cash flows. The number and quality of providers of paid search result listings is increasing, which may adversely impact: our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners, all of which may reduce our revenue and cash flows.

     Net cash provided by operating activities totaled $8,148,269 for the nine months ended September 30, 2002. The net cash provided was based primarily on net income of $8,063,051, plus an increase in accounts payable and accrued expenses of $375,108, and increase in deferred revenue of $317,711 and depreciation and amortization expense for the period of $645,233, partially offset by the recognition of the deferred tax benefit of $702,012 and the net increase in accounts receivable (adjusted by the increase in the allowance for doubtful accounts) of $514,966.

     Net cash used in investing activities totaled $11,460,826 the nine months ended September 30, 2002, and consisted of the purchase of $1,806,220 of equipment and $9,654,606 of short-term, highly liquid investments.

     Net cash provided by financing activities totaled $527,702 for the nine months ending September 30, 2002. Proceeds from the exercise of warrants and stock options increased our cash from financing activities by $537,055, which was slightly offset by payments made on capital leases of $9,353.

     Our principal sources of liquidity consisted of $13,367,809 of cash, cash equivalents, and short-term investments as of September 30, 2002. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. As of September 30, 2002, we had less than $2,000 in long-term capital lease obligations on computer and copier equipment, with payments due monthly over a maximum of the next three years. We may choose to pursue additional capital leases at some point in the future, depending on terms available, the amount of equipment to be purchased, and our cash position. Our largest operating lease commitment is a ten-year lease for office space in Ft. Myers, FL in a building that is expected to be completed by November 2002. We are obligated to pay rent of at least $443,070 per year, not including our pro rata share of the building's operating expenses. We do not believe we have any other material operating leases. Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors) delivered to them via our distribution partners. We are engaged in patent litigation with our largest competitor, Overture Services, Inc. We believe that the litigation will not be resolved over the next 12 months, and will require a run-rate of approximately $1 million per annum in legal expenses until it is resolved. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. We currently anticipate that our cash and short-term investments as of September 30, 2002, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

     This Management's Discussion and Analysis of Financial Condition and Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, valuation allowance for deferred income tax assets, and litigation. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

     We believe the following accounting policies represent management's significant estimates and judgments.

     Revenue

     We derive revenue from the following sources: through set-up fees charged to new BeFirst clients, through click-through rates charged for the traffic that the BeFirst service generates to its clients' web sites, through search listing click-throughs and for banner advertisements on the FindWhat.com network and from management fees generated from click-throughs from our private label agreements.

     Set-up fee revenue is recognized ratably over the contract period. Revenue from click-throughs is recognized when generated. Revenue from banner advertisements is recognized ratably over the period of the agreement as services are provided.

     We have entered into agreements with various web sites to display FindWhat.com paid listings. We pay a fee to the web sites that list our results for each click-through or a FindWhat.com advertiser listing. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the revenues related to these click-throughs on paid listings are reported gross of the fees paid in the Consolidated Financial Statements, as we are the primary obligor and are responsible for the fulfillment of the services.

     On our private label agreements we recognize revenue to the extent of the management fee earned. Under the private label agreement our partners are responsible for reporting the gross revenue generated from the number of click-throughs executed.

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

     As of September 30, 2002, we had remaining net operating loss carry-forwards of approximately $1.5 million to reduce future federal taxable income. At September 30, 2002 these net operating loss carry-forwards are carried on our balance sheet as a deferred tax asset, as we expect to earn taxable income in future periods to utilize our carry-forwards.

     At September 30, 2002 we had a remaining deferred tax asset of approximately $1.2 million and related valuation allowance of approximately $517,000 relating to the tax benefit of stock options and other equity based compensation. Accordingly, the Company had a recorded remaining deferred tax asset at September 30, 2002 of approximately $700,000. The Company expects to fully utilize the remaining recorded deferred tax asset by December 31, 2002.

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

     We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this filing. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this filing 10-QSB may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND HAVE ONLY RECENTLY LAUNCHED OUR FINDWHAT.COM SERVICES.

     We began offering search engine optimization marketing services through our BeFirst.com service in March 1998, and in September 1999 we commercially launched the FindWhat.com network, our bid-for-position keyword targeted advertising service. In September 2002 we launched our private label service and currently we have one private label partner. Accordingly, we have a limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success. An investor in our securities must consider the uncertainties, expenses, and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as e-commerce. To address these risks, we must, among other things:

o    maintain and increase our client base;

o    implement and successfully execute our business and marketing strategy;

o    continue to develop and upgrade our technology;

o    continually update and improve our service offerings and features;

o    provide superior customer service;

o    respond to industry and competitive developments; and

o    attract, retain and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business, prospects, financial condition and results of operations would be materially and adversely affected.

WE HAVE LIMITED MARKETING EXPERIENCE; THE SUCCESS OF THE FINDWHAT.COM NETWORK IS DEPENDENT UPON OUR ABILITY TO ESTABLISH ONLINE MARKETING RELATIONSHIPS.

     We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our ability to generate revenue from the FindWhat.com network is dependent upon our ability to attract advertisers and generate traffic to our advertisers' web sites. If we are unable to enter into additional agreements to generate significant traffic to our advertisers' web sites on commercially acceptable terms, or are unable to implement successfully current agreements, which drive traffic to our advertisers' web sites, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR PRINCIPAL COMPETITOR MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING THE FINDWHAT.COM NETWORK IN ITS PRESENT FORM.

     Our principal competitor, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

WE PARTIALLY DEPEND ON THIRD PARTIES FOR CERTAIN SOFTWARE AND INTERNET SERVICES FOR THE FINDWHAT.COM NETWORK.

     We partially depend on third-party software to operate the FindWhat.com network. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition and results of operations. We also are dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that the FindWhat.com network can function properly and our FindWhat.com web site can handle current and anticipated traffic. We currently have contracts with Sprint, UUNet, New Edge, and KMC Telecom for these services. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition and results of operations.

WE RELY ON INTERNALLY DEVELOPED SYSTEMS WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE.

     We use internally developed systems for a portion of our keyword-targeted paid listing request processing software. We developed these systems primarily to increase the number of appropriate paid listings for each keyword request made on our network, for our private label partners and for customer service. A significant amount of manual effort may be required to update these systems if our competitors develop superior processing methods. This manual effort is time-consuming and costly and may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to upgrade and expand our processing systems and to integrate newly-developed and purchased modules with our existing systems in order to improve the efficiency of our paid listing methods and support increased transaction volume, although we are unable to predict whether these upgrades will improve our competitive position when compared to our competitors.

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

     Some of our officers have no prior senior management experience in public companies. In three years we have grown to approximately 104 employees; our new employees include a number of key managerial, technical, financial, marketing and operations personnel as of September 30, 2002 who have not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

CURRENT CAPACITY CONSTRAINTS MAY REQUIRE US TO EXPAND OUR NETWORK INFRASTRUCTURE AND CUSTOMER SUPPORT CAPABILITIES.

     Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the queries and paid click-throughs we receive. We believe we will be required to expand our network infrastructure and customer support capabilities to support an anticipated expanded number of queries and paid click-throughs. Any such expansion will require us to make significant upfront expenditures for servers, routers, computer equipment and additional Internet and intranet equipment and to increase bandwidth for Internet connectivity. Any such expansion or enhancement will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties, if and when necessary, would materially adversely affect our business, prospects, financial condition and results of operations.

OUR BUSINESS IS PARTIALLY SUBJECT TO SEASONALITY, WHICH MAY IMPACT OUR GROWTH RATE.

     We have historically experienced, and expect to continue to experience, seasonal fluctuations in the number of click-throughs received by typical distribution partners within the FindWhat.com network. We expect that the first and fourth quarters of each calendar year will realize more activity than the second and third quarters, due to increased overall internet usage during these periods. Our operating results and growth rate may vary significantly in the future, partly due to such seasonal fluctuations. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors due to seasonality and in such event, the price of our common stock could be materially adversely affected.

OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE.

     A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and "hackers" and similar events. The occurrence of a natural disaster or unanticipated problems at our technical operations facility could cause material interruptions or delays in our business, loss of data or render us unable to provide services to customers. Failure to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruptions could cause interruptions in our services and web sites. The occurrence of any or all of these events could adversely affect our business, prospects, financial condition and results of operations.

WE MAY BE UNABLE TO OBTAIN THE INTERNET DOMAIN NAMES THAT WE HOPE TO USE.

     The Internet domain name we are using for our paid listings web site is "FindWhat.com." We believe that this domain name is an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Also, we may be unable to acquire or maintain desired and relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies which may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs,

o    we may lose business to a competitor,

o    have to adjust our advertising rates and service fees accordingly, and

o some users of our services may have negative experiences with other companies on their web sites that those users erroneously associate with us.

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE PROTECTABLE OR OF SIGNIFICANT VALUE IN THE FUTURE.

     We depend upon confidentiality agreements with specific employees, consultants and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements or produce patents and copyrights that would materially and adversely affect our business, prospects, financial condition, and results of operations.

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

     The process and technology we use to operate the FindWhat.com network is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com network with the United States Patent and Trademark Office. In December 2001, we filed an additional patent application covering evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, our principal competitor has been granted a patent, which may cover our business model and has acquired an issued patent that may be applicable to our business model. See "Our principal competitor may have patent rights which could prevent us from operating our FindWhat.com network in its present form."

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

     Our current and future business activities may infringe upon the proprietary rights of others, and third parties assert infringement claims against us. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, could result in the invalidation of our proprietary rights and have a material adverse effect on our business, prospects, financial condition and results of operations. Even if not meritorious, such claims could be time-consuming, expensive to defend and could result in the diversion of our management's time and attention. In addition, this diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE DEPEND ON THE EFFORTS OF OUR KEY PERSONNEL.

     Our success is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of Craig A. Pisaris-Henderson, our Chairman, Chief Executive Officer and President, and Phillip R. Thune, our Chief Operating Officer and Chief Financial Officer. Currently, we do not have key person life insurance on Messrs. Pisaris-Henderson or Thune and we may be unable to obtain such insurance in the near future due to high cost or other reasons. We believe that the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE ADDITIONAL SHARES OF STOCK.

     We are authorized to issue up to 50,000,000 shares of common stock which may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders

     Our Articles of Incorporation also authorize us to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could also impede a non-negotiated change in control.

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

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

     As of September 30, 2002 we have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 3.3 million shares of common stock at a weighted average exercise price of $2.47 and warrants and non-plan options to purchase approximately 2.4 million shares of common stock at a weighted average exercise price of $3.57 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION.

     We may face increased pricing pressure for the sale of paid listings, advertisements and direct marketing opportunities, which could materially adversely affect our business, prospects, financial condition and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our bid-for-position business model. The market for Internet-based marketing services is relatively new, intensely competitive and rapidly changing. Since the advent of search engine optimization services on the Internet, the number of companies offering services similar to our BeFirst.com service has proliferated due to, among other reasons, the absence of substantial barriers to entry. This competition may further continue to intensify. Such increased competition may lead to reductions in market prices for search engine optimization marketing and sales. Our principal competitors in the bid-for-position network aspect of our business are Overture Services and Google. We also compete against providers of Web directories and search and information services, such as those provided by America Online, Yahoo and Alta Vista. Our principal competitors in our BeFirst.com search engine optimization business are Did-it.com and WebsiteResults.com, each of which may have a longer operating history, a larger customer base, greater brand recognition and may have greater financial, marketing and other resources than we have.

     Additionally, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, certain of which may be larger and have greater financial and other resources than we have. Competition for these acquisition targets will likely also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

     We have filed applications for two patents, either of which could be rejected, and have only a limited amount of other proprietary technology that would preclude or inhibit competitors from entering the paid listings market or the search engine optimization and submission markets. Therefore, we must rely on the skill of our personnel and the quality of our client service. The costs to develop and provide e-commerce services are relatively low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future, and we are subject to the risk that our employees may leave us and may start competing businesses, notwithstanding non-competition agreements. The emergence of these enterprises could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY NOT BE ABLE TO ADAPT AS THE INTERNET, ELECTRONIC COMMERCE, INTERNET ADVERTISING AND CUSTOMER DEMANDS CONTINUE TO EVOLVE.

     We may not be able to adapt as the Internet, electronic commerce, Internet advertising and customer demands continue to evolve. Our failure to respond in a timely manner to changing market conditions or client requirements would have a material adverse effect on our business, prospects, financial condition and results of operations. The Internet e-commerce and the Internet advertising industry are characterized by:

o    rapid technological change;

o    changes in user and customer requirements and preferences;

o    frequent new product and service introductions embodying new technologies;
     and

o the emergence of new industry standards and practices that could render proprietary technology and hardware and software infrastructure obsolete.

Our success will depend, in part, on our ability to:

o enhance and improve the responsiveness and functionality of our bid-for-position the FindWhat.com network and our private label service;

o license or develop technologies useful in our business on a timely basis, enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers; and

o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

THE MARKET FOR OUR SERVICES IS UNCERTAIN AND IS STILL EVOLVING.

     Internet marketing and advertising, in general, and advertising through priority placement in paid listings on the Internet, in particular, are at early stages of development, are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by merchants and consumers. Rapid growth in the use of, and interest in, the Internet, the Web, and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which are dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, prospects, financial condition or results of operations.

WE WILL NEED TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN THE INTERNET SEARCH AND ADVERTISING INDUSTRIES.

     In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing FindWhat.com services and BeFirst.com services, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology and systems. If we face material delays in introducing new services, products and enhancements, our users may forego the use of our services and select those of our competitors, in which event, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

IMPLEMENTATION OF OUR FINDWHAT.COM SERVICES AND OUR BEFIRST.COM SERVICE FOR SOME CLIENTS MAY INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

     In implementing our FindWhat.com services and our BeFirst.com service, we utilize promotional material generated by our clients and our editing staff to promote web sites. From time to time, third parties have advised that the use of certain keywords in our FindWhat.com services and our search engine optimization service have infringed on their intellectual property rights. Although the terms and conditions of our services provide that our clients are responsible for infringement of intellectual property rights of others arising out of the use of keywords or content in their paid listings and on their web sites, our involvement in disputes regarding these claims could be time-consuming, expensive to defend and could result in the diversion of our management's time and attention, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

     Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash and short-term investments as of September 30, 2002, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

ITEM 3. CONTROLS AND PROCEDURES

     (a) Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation and no corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Our principal competitor, Overture Services, Inc. purports to be the owner of a United States patent that was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. Overture Services has advised us that they believe our current bid-for-position business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge Overture's patents in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing their patents. In the litigation, the Company is seeking a declaration that Overture's patent is invalid and unenforceable and not infringed by the Company and Overture is seeking a permanent injunction against any act by the Company deemed by the court to infringe Overture's patent, an award of unspecified monetary damages, and attorney's fees, costs and expenses.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report.


Number              Exhibit

2.1*         Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation,
             Collectibles America, Inc. and Mick Jardine.

3.1*         Articles of Incorporation of FindWhat.com (f/k/a Collectibles America, Inc.).

3.2**        Amended and Restated By-laws of FindWhat.com.

3.3***       Audit Committee Charter.

10.1         Amended and Restated Executive Employment Agreement between FindWhat.com and Craig A.
             Pisaris-Henderson.

10.2         Amended and Restated Executive Employment Agreement between FindWhat.com and Phillip R. Thune.

10.3*****    Executive Employment Agreement between FindWhat.com and Courtney P.
             Jones.

10.4****     FindWhat.com 1999 Stock Incentive Plan, as amended.

10.5         Form of Incentive Stock Option Agreement.

10.6         Form of Non-Qualified Stock Option Agreement.

10.7         Executive Employment Agreement between FindWhat.com and Dave Rae.

10.8*****    Executive Employment Agreement between FindWhat.com and Robert D. Brahms.

10.9         Colonial Bank Plaza office building lease dated January 31, 2002, as amended.




10.10#       Executive Employment Agreement between FindWhat.com and Anthony Garcia.

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

*** Incorporated by reference to the exhibit previously filed on August 1, 2002 with FindWhat.com's Form S-8.

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


(b)  Reports on Form 8-K

     Form 8-K, filed September 27, 2002, regarding implementation of a Rule 10b5-1 Plan by an insider.

     Form 8-K, filed July 24, 2002, regarding second quarter 2002 financial results and future financial guidance.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           FINDWHAT.COM

Date:  November 6, 2002          By: /s/ Phillip R. Thune
                                     -----------------------------------------
                                                    Phillip R. Thune
                                                    Chief Operating Officer and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial and
                                                    Accounting Officer)

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Craig A. Pisaris-Henderson, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of FindWhat.com;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002
                                  /s/ Craig A. Pisaris-Henderson
                                  ----------------------------------------------
                                  Craig A. Pisaris-Henderson, Chairman and Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Phillip R. Thune, certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of FindWhat.com;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002
                                  /s/Phillip R. Thune
                                  ----------------------------------------------
                                  Phillip R. Thune, Chief Operating Officer and Chief Financial Officer