Form 10KSB
period 2002-12-31
FINDWHAT COM INC
filed 2003-03-11
CIK 1094808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2002

                         Commission File Number: 0-27331

                                  FINDWHAT.COM
                 (Name of small business issuer in its charter)

                    NEVADA                                88-0348835
        (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification No.)

                           5220 SUMMERLIN COMMONS BLVD
                            FORT MYERS, FLORIDA 33907
                    (Address of principal executive offices,
                               including zip code)

                                (239) - 561-7229
                           (Issuer's telephone number,
                              including area code)

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
Yes    X       No
    --------      --------

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ]

        The issuer's revenues for the fiscal year ended December 31, 2002, were $42,804,602.

        The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $50,184,631 on December 31, 2002.

        There were 18,169,513 shares of the Registrant's Common Stock outstanding on December 31, 2002.

        Transitional Small Business Disclosure Format (check one):
        Yes       No  X
            ----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE

        Proxy Statement for 2003 Annual Meeting of Stockholders

                                     PART I


FORWARD-LOOKING STATEMENTS

        This document contains certain forward-looking statements that are based upon current expectations and involve certain risks and uncertainties within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words or expressions such as "plan," "intend," "believe," "project," or "expect," or variations of such words and similar expressions are intended to identify such forward-looking statements. Key risks are described in FindWhat.com's reports filed with the U.S. Securities and Exchange Commission. Readers should note that these statements may be impacted by several factors, including economic changes and changes in the Internet industry generally and, accordingly, FindWhat.com's actual performance and results may vary from those stated herein, and FindWhat.com undertakes no obligation to update the information contained herein.


ITEM 1.         DESCRIPTION OF BUSINESS.

OVERVIEW

        We are a leading developer and provider of performance-based marketing services for the Internet. Our clients only pay us for each Internet user we deliver to their websites. We currently offer three primary proprietary performance-based services: the FindWhat.com Network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; a private label service, which offers large portals, search engines, and other popular websites the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using our turn-key operation; and BeFirst.com RankPro, a search engine optimization service.

        Our main focus is the operation of online marketplaces that connect the prospects that are most likely to purchase specific goods and services to the advertisers that provide those goods and services. Advertisers create advertisements, or keyword-targeted ads, which are comprised of titles, descriptions, URL links, and relevant keywords or keyword phrases. For each keyword, the advertisers determine what price they are willing to pay for a qualified click-through. The pricing process is an open, automated, bid-for-position system. The highest bidder for a particular keyword or phrase receives the first place position, with all other bidders on that same keyword or phrase listed in descending bid order. Through our Account Management Center, or similar centers created for private label partners' sites, advertisers can sign-up and manage their accounts themselves, 24 hours a day, seven days a week. They can control and track their bids, the placement of their keyword ads, their total expenditures, and their cost per visitor, all in a real-time environment. As a result, they can easily determine and work to improve their return on their investment from our services. Our editors review every keyword to ensure that the listing is appropriate for that advertiser's website. This methodology produces extremely relevant commercial listings for Internet users looking for products and services, and drives highly qualified traffic to our managed advertisers.

        Along with our private label partners, such as Terra Lycos's Lycos.com and HotBot, we distribute advertisements to millions of Internet users each day, often in direct response to search or directory queries. The FindWhat.com Network includes hundreds of distribution partners, including search engines like CNET's Search.com, Excite, Webcrawler, NBCi, MetaCrawler, Dogpile, and Go2Net. We recognize 100% of the revenue from paid click-throughs on the sites in the FindWhat.com Network, and then share that revenue with those sites. We recognize only our share of the revenue generated from private label initiatives. With both the FindWhat.com Network and the private label service, our services are a source of revenue and relevant keyword-targeted ads for our partners, while providing our managed advertisers with exposure to potential customers across the Internet. As with the Yellow Pages in the offline world, our managed advertisers get their message in front of prospects at the exact time they are looking for the advertisers' products and services. Unlike the Yellow Pages, advertisers only pay for those visitors that "walk" into their virtual stores.

        Key metrics for the FindWhat.com Network and our private label service include paid click-throughs, average revenue per click-through, and managed active advertiser accounts. The following table lists these key metrics for each of the last ten quarters for the FindWhat.com services, which, beginning with Q3 2002, represent the aggregate key metrics from the FindWhat.com Network and our private label service.



Quarter              Paid Click-throughs            Avg. Revenue per            Managed Active
                        (in millions)                Click-through           Advertiser Accounts
Q4 2002                     75.3                         $0.18                      22,400
Q3 2002                     60.8                         $0.18                      18,500
Q2 2002                     54.2                         $0.18                      17,100
Q1 2002                     50.8                         $0.17                      16,500
Q4 2001                     46.2                         $0.17                      15,300
Q3 2001                     36.0                         $0.15                      12,400
Q2 2001                     33.3                         $0.13                      10,200
Q1 2001                     22.9                         $0.10                       7,500
Q4 2000                     13.2                         $0.11                       6,800
Q3 2000                      5.6                         $0.11                       5,300

        We were organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation. As a result of the merger, the stockholders of BeFirst Internet Corporation acquired control of us and BeFirst Internet Corporation became a wholly owned subsidiary. On June 17, 1999, we changed our name from Collectibles America, Inc. to BeFirst.com. In September 1999, we changed our name from BeFirst.com to FindWhat.com. We have offered our BeFirst RankPro service, which provides search engine optimization services to Internet advertisers, since March 1998. The FindWhat.com Network was commercially launched in September 1999. We launched our private label service in September 2002, providing a bid-for-position, pay-per-click, keyword-targeted advertisement service for Terra Lycos's Lycos and HotBot.


INDUSTRY OVERVIEW

        Use of the Internet is experiencing rapid growth, and advertisers, especially those that rely on their websites for revenue or to disseminate information about their products and services, are constantly seeking to reach online users. We believe more and more online advertisers are turning to performance-based advertising to fulfill their Internet marketing objectives.

        Historically, advertising, including most online advertising, has been impression-based, meaning that advertisers are charged based on the number of viewers, listeners, readers, or users who are potentially exposed to their ad, with no guarantee that the ad was seen, heard, or read. With the inherent accountability of the Internet, and the decreasing attention paid to banner ads, online advertisers are increasingly demanding performance-based advertising alternatives, where advertisers only pay for every visitor, or click-through, who either gets to the advertisers' websites, or who registers for or buys the products or services offered. According to the Interactive Advertising Bureau
(IAB), 55% of all U.S. online advertising spending in the first half of 2002 included a performance-based component, up from 50% in the first half of 2001.

        Internet advertisers can select from a variety of performance-based advertising alternatives, including pay-per-click banner, e-mail, and pop-up campaigns. However, performance-based, keyword-targeted advertisements have the advantage of getting an advertiser's message in front of prospects at the time when the prospects have shown they are interested in what the advertiser has to offer, either because the prospect has searched for the keyword, or has visited a site that relates to that keyword. As a result, advertisers have increased the allocation of their online marketing budgets that is spent on keyword-targeted advertisements; according to the IAB, keyword search accounted for 8% of total online advertising revenue during the first six months of 2002, compared to 3% during the first six months of 2001. According to US Bancorp Piper Jaffrey, revenue from keyword search in the United States will grow from $1.0 billion in 2002 to $3.8 billion in 2006.

        Internet users and advertisers alike have come to rely on browser applications and websites which provide Web directories, search engines, or contextually relevant listings as one of the ways for buyers of certain products and services to find the companies that provide those items. These applications and websites enable consumers and businesses to find a listing of advertiser sites matching a descriptive word or phrase, while offering advertisers exposure to a highly relevant Internet audience. However, in order to attract and keep users, many of these applications and websites have created additional tools and a vast array of content and services which are costly to build and maintain. Many are small, and need expert, reliable assistance in generating revenue and managing the sources of their traffic. We believe Internet users, online advertisers, and these applications and websites face the following challenges:

        Internet users' unmet commercial search requirements. Businesses and consumers increasingly are capitalizing on the efficiency and interactive nature of the Internet to research and purchase goods and services. According to Forrester Research, e-commerce in the U.S. will grow from approximately $500 million in 2000 to over $3 billion by 2004. However, the number of commercial websites on the Internet is extremely large and growing rapidly, and finding the exact product or service desired among the over two billion web pages available on the Internet can be frustrating and time-consuming. To find what they are looking for, some Internet users rely on browser applications or websites which offer listings from search engines. However, search engines that determine their commercial results using human editors can suffer from links to commercial sites that no longer exist ("dead links"), or that have materially changed their content. Search engines that determine their commercial results through automated programs can have the same problem, and may also provide confusing listings because the titles and descriptions have been generated by an automated process, without human review. Additionally, in some cases, the process for assigning results to commercial queries by traditional search engines may generate irrelevant results, due to manipulation by websites which are not relevant for the keyword entered. We believe that when looking for sites that sell products and services, Internet users want the most relevant listings of commercial websites, and often do not differentiate between listings that are placed by advertisers and those that are determined by human editors or automated programs.

        Ineffectiveness of traditional Internet advertising. Traditionally, Internet advertising has been in the form of banner or sponsorship advertising, which is typically priced with advertisers paying for viewers. Advertising with portals or other high traffic websites is typically expensive and available only to relatively large advertisers, which limits the number of Internet advertising opportunities. We believe the pay-per-view, or pay-per-impression, model does not efficiently exploit the advertising potential and accountability of the Internet because advertisers are paying for viewers who may not be interested in their products or services. We believe that over time, advertisers increasingly are shifting their online advertising expenditures toward the pay-for-performance model. We also believe that over time, advertisers increasingly are shifting their online advertising expenditures toward keyword-targeted advertisements, given the logical desire to get an advertising message in front of a prospect at the time that the prospect is looking for the advertiser's product or service.

        Need by browser applications and websites which provide Web directories, search engines, or contextually relevant listings to fund their offerings to Internet users and capitalize on advertiser demand for performance-based, keyword-targeted advertisements. In order to attract Internet users, browser applications and websites need to create compelling tools, functionality and content. This is expensive and time-consuming, especially because the competition for Internet users' attention is intense. These applications and websites need a revenue source to fund the cost of attracting and retaining Internet users, preferably a revenue source that capitalizes on both the demand by Internet users for high quality, relevant commercial listings, and the demand by online advertisers of all sizes for performance-based, keyword-targeted advertisements. These applications and websites which provide Web directories, search engines, or contextually relevant listings, especially those that do not have significant capital or their own sales force, often do not have the resources or attention to manage such a revenue source, and need to rely on third parties to provide the means to capitalize on this advertising revenue opportunity.

        Need by large portals and high traffic websites to create deeper relationships with large numbers of advertisers, in order to attract interest in all of the advertising services they offer. While most browser applications and websites which provide Web directories, search engines, or contextually relevant listings are small or medium-sized businesses, and have limited sales capabilities, the largest portals and high traffic websites do have extensive sales forces and offer a variety of advertising services. They recognize the opportunity to offer their own performance-based, keyword-targeted advertisement service, but do not have the capability or interest to manage the tens of thousands of advertisers that would be interested in such a service, including reviewing advertisers' listings for relevancy and ensuring that advertisers are only charged for legitimate click-throughs. However, traditionally, if they outsource the management of keyword-targeted advertisements, they lose the opportunity to have a direct relationship with those tens of thousands of advertisers, some of which may be candidates for the portal or high traffic website's other advertising services.

         We believe that there has been frustration and discontent among consumers and businesses concerning the difficulty of finding websites which offer them comprehensive information regarding specific commercial products and services. Additionally, we believe that advertisers have been looking for alternatives to traditional Internet advertising, and that websites and browser applications with high traffic need new, sustainable, and recurring sources of revenue. Finally, we believe the largest portals and high traffic websites would like to have a direct relationship with the tens of thousands of advertisers interested in performance-based, keyword-targeted advertisement services. This has presented a market opportunity for FindWhat.com, which offers solutions to these four issues.


THE FINDWHAT.COM SOLUTION


THE FINDWHAT.COM NETWORK

        The FindWhat.com Network is designed as an online marketplace that connects the consumers and businesses that are most likely to purchase specific goods and services with the advertisers that provide those goods and services, along with providing an additional revenue stream to browser applications and websites which provide Web directories, search engines, or contextually relevant listings. We view the FindWhat.com Network as similar to the Yellow Pages in the offline world, in other words, as a tool for people or businesses that are actively looking to research or purchase goods or services. While our advertisers' listings are available at our website, their listings are primarily viewed by people using our distribution partners' websites and browser applications. We distribute the listings our advertisers have placed with us to hundreds of high traffic websites and applications, including search engines like CNET's Search.com, Excite, Webcrawler, NBCi, MetaCrawler, Dogpile, and Go2Net. Many of these distribution partners which offer full search functionality use other providers of search results, and combine those results with ours to offer a search experience that can satisfy an Internet user's query, whether it was research-based, or e-commerce-based.

        Advertisements from the FindWhat.com Network are rank-ordered through a competitive bidding process in which each advertiser's bid represents the amount it will pay us for each visitor, or "click-through," we send. The advertiser with the highest bid is listed first in the search results, with the remaining advertisers appearing in descending order of their bids. Because advertisers must pay for each click-through to their website, we believe that they select and bid only on those keywords or phrases which are most relevant to their business offerings. We also employ relevancy algorithms that consist of an automated editing program and review by our editing staff to ensure that advertisers do not bid on irrelevant keywords.

        BENEFITS FOR INTERNET USERS

        Matching buyers with sellers. We believe that the bid-for-position, pay-for-performance model delivers a better and more relevant list of commercial sites for Internet users looking for a product or service, because companies actively promoting and selling the desired goods and services are positioned first within the FindWhat.com listings. The occurrence of dead links is extremely rare because advertisers remove any of their keyword-targeted ads that are inactive to avoid paying for traffic they cannot use. Our advertisers write their own titles and descriptions, which are reviewed by our editors, so that Internet users know what they will find at a particular site, and do not waste time visiting sites that do not have what they want to find.

        A robust database. Tens of thousands of advertisers and their agencies are bidding on millions of keywords within the FindWhat.com Network, so users of our distribution partners' websites and browser applications that are looking for a wide variety of products and services will be provided with highly relevant lists of commercial websites.

        Accessibility. Through our distribution partnerships, the FindWhat.com database has wide accessibility for online users. This gives tens of millions of users the opportunity to access the millions of advertisements within the FindWhat.com database without having to visit the FindWhat.com website.

        BENEFITS TO ADVERTISERS

        Delivery of the target market. The FindWhat.com Network enables marketers to target their message directly at the prospects who are shopping for products or services in their category. Our advertisers accomplish this precise targeting of qualified prospects by bidding to reach Internet users who have expressed their interest in the advertisers' product and service offerings, usually by typing in or clicking on related keywords or phrases, or by visiting sites that indicate the users' interests.

        Widespread Distribution. By bidding highly for keywords or phrases, an advertiser's listing will appear across the hundreds of distribution partners in our network. Our network includes primarily smaller online entities, including category-specific websites, which generate very targeted prospects for our advertisers' sites, leading to high returns on our advertisers' spending with us. As we increase the distribution of our keyword-targeted ads, our advertisers have the opportunity to get their messages to a greater percentage of Internet users, and to receive additional qualified visitors to their websites.

        Control. The advertiser maintains control over their keyword ads within the FindWhat.com Network. Our clients can access their account and change or edit their company or product description at any time. We believe this capability is particularly useful to advertisers when they are running promotions or are featuring certain seasonal or holiday items or services.

        Ease of use. The FindWhat.com advertiser interface is easy to access and use. Advertisers can establish an account directly online with no human intervention, or they can access a customer service representative via e-mail or a toll-free number. Through FindWhat.com's Account Management Center, advertisers can manage their accounts themselves, 24 hours a day, seven days a week.

        Reasonable start-up costs. Barriers to opening an account with FindWhat.com are low. Any company with a website can utilize FindWhat.com's services. Participation in the FindWhat.com Network requires a minimum deposit of $25. The account is then charged for each visitor who clicks through to the advertiser's website. The minimum starting bid for a click-through on a specific keyword is currently $0.01.

        Efficiency, accountability and evaluation. FindWhat.com brings efficiency and accountability to the purchase of Internet advertising and addresses what we believe is the most common objection marketers have when considering any advertising expenditure - knowing what they are getting for their money. Advertisers can pick all of the keywords that are relevant to their business, as verified by our editors. With our open, automated bidding system, advertisers can judge the value of paying for a premium position. The Account Management Center shows advertisers what their competition is bidding for any specific keyword, and allows them to make competing bids. The bidding for keywords is automated in real time, so that results are instantaneous. Through the Account Management Center, advertisers can control and track these bids, the placement of their keyword ads, their total expenditures, and their cost per visitor, all in a real-time environment. As a result, advertisers can easily determine and work to improve the return on their advertising investment with FindWhat.com.

        Pay for performance only. With FindWhat.com, advertisers are confident that they are not wasting their advertising dollars because they pay only for the prospects that come to their sites. We believe the pay-per-click model delivers exactly the type of accountability advertisers are seeking from their online marketing campaigns.

        BENEFITS TO BROWSER APPLICATIONS AND WEBSITES WHICH PROVIDE WEB DIRECTORIES, SEARCH ENGINES, OR CONTEXTUALLY RELEVANT LISTINGS

        Sustainable, recurring, high margin revenue. By including FindWhat.com's keyword ads, our distribution partners can earn revenue from their users who are interested in finding products or services. As noted above, an increasing number of people are shopping via the Internet, so we believe our database of advertisements will continue to be in high demand on a continuous basis. Because FindWhat.com handles all of the interaction with the tens of thousands of advertisers required to offer a comprehensive, keyword-targeted advertisement service, there is very little cost involved for our distribution partners to receive their share of this recurring revenue stream. Many of our distribution partners are small or medium-sized entities, and do not have their own sales force. Their share of revenue from FindWhat.com's keyword ads serve as an important source of capital to support the costs of running their businesses.

        High quality content. We view our database of keyword advertisements to represent continuously updated, high quality content for any website or browser application which wishes to offer its users access to e-commerce-oriented information. Our bid-for-position, pay-per-click environment encourages the most relevant, highest-quality advertisers to garner the top positions in our listings. The advertisers which are the most relevant, and which have a website that is professional and easy to use, will make more sales than the other bidders in their category, and therefore will be able to afford the highest positions. Typically, the FindWhat.com advertisers at the top of our listings represent some of the best places to find what the Internet user is seeking, so distribution partners which utilize our service are fulfilling their users' demand for high quality commercial results.

        Focus on helping partners of all sizes. For distribution partners, the integration of FindWhat.com's keyword-targeted ads is quick and easy, enabling entities of all sizes to be viable candidates to join the FindWhat.com Network. We continually focus on ways to work more closely with each distribution partner, no matter how large or small. We have contracts in place with each distribution partner; however, we believe that the combination of our resources, expertise, reliability, and focus on small to medium-sized partners is unique in our sector, leading to long-term, mutually-beneficial relationships that depend more on our ongoing efforts to help our partners' businesses, than the terms of our contracts.



PRIVATE LABEL SERVICE

        Our private label service offers large portals, search engines, and high traffic websites the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using our turn-key operation. We build and host a partner-branded sign-up page for advertisers and a separate advertiser account management center designed to the private label partners' specifications. The partner can set certain key variables, such as the minimum initial deposit and the minimum bid amount. The service utilizes our technology platform, and we perform the editorial review of all keyword ads, along with customer service support, and processing of advertiser deposits. We provide a service that looks and feels like it is being provided by our private label partner, from the way we answer incoming calls from advertisers to the colors and logos used within the private label partner's account management center. Most importantly, the private label partner owns the advertiser relationship, and has the ability to work directly with advertisers on promoting their keyword ad campaign, or any other advertising campaign or service offered by the private label partner on its own website. Some advertisers who sign up for the private label partner's service may also be advertising on the FindWhat.com Network, but there is no overlap between the FindWhat.com Network and the private label offering; advertisers must manage their separate accounts individually.


        Historically, large portals earned most of their revenue from banner revenue, and did not offer advertisers any direct way to purchase listings within the portals' search results. In late 2000, large portals began to incorporate paid listings among their search results, and by early 2002, every major U.S. portal or search engine was taking advantage of this revenue stream. Almost all large portals and search engines have chosen to outsource the compilation and maintenance of keyword-targeted ads to a third-party. However, the few that offer the service themselves have experienced rapid adoption by advertisers, and increasing revenue from their keyword advertisements. In September 2002, we launched our private label service with our first client, Terra Lycos's Lycos and HotBot. We believe that other large portals or high traffic websites will offer their own keyword-targeted advertisement service, and our goal is to convince them that we can provide it for them better and more efficiently than they could do it themselves. We can make no assurance that we will be successful in convincing additional portals or high traffic websites to use our private label service.


        BENEFITS TO LARGE PORTALS AND HIGH TRAFFIC WEBSITES

        Speed to Market / Cost Savings. We were able to implement a fully functional private label service for Terra Lycos less than two months from the execution of our agreement. We believe that it would take a large portal significantly longer to build a keyword-targeted advertisement service on its own, due to the technological and business process requirements. We also believe that we can offer the private label service at a lower ongoing cost than the portal would incur to manage the service, with a higher level of service to advertisers, due to our experience and the efficiencies we can realize by leveraging assets built to run our FindWhat.com Network.

        Direct Relationship with Advertisers / Cross-Selling Opportunities. Portals and high traffic websites that import paid listings from third parties do not have any contact with, or ownership of, the advertiser relationship. While this may be a benefit to a smaller website that does not have its own sales force, it can be a detriment to a large portal that offers numerous advertising alternatives. Over the last few years, advertiser demand for keyword-targeted, performance-based advertising services - specifically the ability to pay-for-placement within search results on large portals - has grown dramatically, and prominent position within search results can now command very high bid prices per click. However, advertisers are quick to realize which company can provide that position, and if it is a third party, the advertiser will go straight to that third party, bypassing the portal. In such a scenario, the portal's sales force has lost an opportunity to build a direct relationship with an advertiser, which might have been a candidate for some of the portal's other advertising offerings. With the FindWhat.com private label service, the portal maintains the relationship with the advertiser, and the portal's sales force now has the opportunity to contact any of the thousands of advertisers attracted by the keyword-targeted advertising service to see if there is the possibility to build a deeper relationship.

        Ability to Focus on Core Business. Large portals and high traffic websites typically are engaged in competition with other companies that provide similar services. Attracting Internet users to a portal or high traffic website requires constant innovation and focus on providing updated, high quality content. We believe that the skills and effort required to run a keyword-targeted advertisement service are very different, and would require significant investment and management focus in order to provide an attractive service. With our private label service, large portals and high traffic websites do not need to worry about expending resources, hiring and managing specialized personnel, overseeing a sophisticated technology platform, or providing any of the other aspects of providing the service.

        Revenue Recognition. Traditionally, large portals and high traffic websites which import paid listings from third parties only recognize the share of the revenue that the third party pays to them (the third party collects and recognizes the gross revenue paid by the advertisers). With the private label service, the portal or high traffic website owns the advertiser relationship, and pays us a share. We only recognize our share as revenue.

        Non-exclusivity. For a large portal or high traffic website, the attraction of importing keyword-targeted ads from a third party is that historically third parties have paid and/or guaranteed significant sums to work with the portals and high traffic websites. Recently, increased competition among third parties which serve large portals and websites has led to even higher payments. Typically these payments are tied to exclusivity, meaning the portal or website cannot import paid listings from a different third party, although the portal often can preserve its right to offer its own advertisements on its own site. With the private label service, portals and high traffic websites can continue to receive large payments, while reaping the strategic benefits of having their own branded service.


STRATEGY

        INCREASE NUMBER OF MANAGED ADVERTISERS

        Many of our advertisers learn of our services by seeing our name online at our distribution partners' websites, or on sites that provide marketing resources to Internet businesses. Additionally, we recruit advertisers to utilize our services through our direct sales efforts. Our sales staff targets e-commerce businesses which they locate through online and offline research. Our sales staff in our Fort Myers, FL office usually contacts potential advertisers directly, utilizing telemarketing and e-mail. Our sales personnel in our New York, NY office focus more on advertising agencies. We also attend trade shows, seminars, and conferences in which we believe potential advertisers will be receptive to our services, and we seek to build referral arrangements with entities that can promote our service to large numbers of potential advertisers. We believe the ease of our account sign-up process, along with our intuitive account management system; help to convince advertisers to sign-up for our services.

        INCREASE NUMBER OF CLICK-THROUGHS DELIVERED TO OUR MANAGED ADVERTISERS

        We do not try to attract Internet users directly to our website to find our advertisers' products and services. Instead, we focus on increasing the number of click-throughs available via the FindWhat.com Network by signing new distribution partners, and building deeper relationships with our existing distribution partners. These distribution partners display our keyword ads to their users. In Q4 2002, we had over 200 distribution partners, and we believe there are hundreds of additional potential distribution partners. Through our private label agreement with Terra Lycos's Lycos and HotBot, we utilize our proprietary technology and business processes to power a performance-based, keyword-targeted advertisement service branded as Lycos InSite AdBuyer. This allows Terra Lycos to generate additional revenue from their user base, and we share in that revenue. As of December 31, 2002, Terra Lycos was our only private label client. We believe additional large portals and high traffic websites could use our private label service, and we are actively marketing this service; however, we can make no assurance that we will be successful in convincing any additional portals or high traffic websites to use our private label service.


        INCREASE REVENUE AND CASH FLOW / EXPLORE ADDITIONAL SERVICES

        Our objective is to expand advertiser participation and increase click-throughs within the FindWhat.com Network and on our private label partner's websites. Each click-through is a "revenue event" for FindWhat.com, because we charge advertisers for our services on a pay-per-click basis. We believe that if we continue to increase the number of advertisers actively bidding for click-throughs, we will stimulate growth which should increase the efficiency and revenue opportunity of our services. A large and active base of advertisers will enable us to generate more relevant listings for users of our distribution partners' sites, which in turn should increase the number of consumers and businesses clicking through on our managed advertisers' listings. In turn, as we increase our distribution partner network and our private label service, and thereby increase potential exposure to Internet users, more and more advertisers should be willing to bid for keyword-targeted ads. We believe that future growth may come from providing additional services to our advertisers, distribution partners, and private label clients. We believe we have built positive ongoing relationships with these constituents, which may allow us to quickly introduce and penetrate markets beyond our current focus of providing keyword-targeted ads on a primarily national basis. We continually explore the prospects of offering new products and/or services, which could be obtained through merger and acquisition activity or through our own internal development process, but in any event we can make no assurance that we will be successful in introducing any additional products and/or services, or if we do, that they will achieve significant market acceptance.


SALES & MARKETING

        Our sales and marketing efforts are coordinated out of our New York City and Ft. Myers, FL offices. As of December 31, 2002, we had 15 people in our sales department, five business development personnel, and two individuals focused on marketing. Our sales department seeks to add new advertisers to the FindWhat.com Network, while our business development department focuses on adding new distribution partners to that network. Our sales, marketing, and business development representatives report to supervisors and have direct communication with our Chief Operating Officer, who oversees our sales, marketing, and business development efforts. Almost all of our paid click-throughs come through our distribution partners' and private label partner's websites, and, as a result, we do not spend any marketing efforts to attract Internet users to utilize our website at www.FindWhat.com. We do have relationships with third parties to attract online businesses to our website in order to encourage them to open a FindWhat.com Network account.

        ADVERTISERS

        FindWhat.com Network

        We believe businesses that become FindWhat.com Network advertisers are those that are particularly interested in taking advantage of the growth of e-commerce by driving targeted consumers and businesses to their websites. Our program to attract advertising clients includes:

            - Direct sales: Our sales staff targets companies with highly visible Web-based promotional programs and advertisers who are using competitive services. We plan to expand our sales force significantly in 2003.

            - Agency sales: In late 2002, we hired a vice president of sales; he is responsible for overseeing and expanding our direct sales staff, as well as adding additional sales personnel to focus on advertising agencies, which tend to represent larger advertisers, and can spend more money per campaign.

            - Online promotion: Our online promotional program includes banner advertisements and preferred placement on websites which offer resources and reviews to advertisers interested in performance-based online marketing.

            - Referral agreements: We seek to build referral arrangements with entities that can promote our service to large numbers of potential advertisers.

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

        Private Label Service

        We assist our private label partners to attract advertisers to their keyword-targeted ad service, because we share in their success. We can help train our private label partners' sales forces in techniques to promote keyword-targeted advertising, and in some cases, we will promote their private label offering to our FindWhat.com Network advertisers.



REVENUE MODEL

        We generate revenue primarily from:

            -   paid click-throughs on the FindWhat.com Network,
            -   private label net revenue share payments


        FindWhat.com Network keyword ad paid click-throughs. Our FindWhat.com Network keyword ad paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Click-through revenue is earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or collection is probable.

        Private label service revenue. With our private label service, we recognize only our share of the revenue generated from advertisers for click-throughs on our private label partners' sites. Our private label partners are responsible for reporting the gross revenue generated from the click-throughs executed on their sites.


CUSTOMERS

        The FindWhat.com Network had approximately 22,400 managed active advertiser accounts as of December 31, 2002. Managed active advertiser accounts (which include accounts on both the FindWhat.com Network and our private label service) are accounts which received at least one click-through during our most recent fiscal quarter. No single advertiser account represented more than 3% of our revenue in 2002.


COMPETITION

        The FindWhat.com Network

        We compete with companies which provide keyword-targeted advertising, including portals and search engines which allow advertisers to pay-for-placement within search results. Portals and search engines that offer keyword-targeted ads on their websites or within their search engines include Primedia's About.com, Alta Vista, America Online, Ask Jeeves's Ask.com/Direct Hit/Teoma, FAST, Google, InfoSpace's search properties (Excite/WebCrawler/ MetaCrawler/Dogpile), Inktomi, Terra Lycos's Lycos/HotBot, MSN, and Yahoo!. Companies which provide primarily performance-based, keyword-targeted ads, and which seek to distribute those ads to a distribution network include Overture, Google, Primedia's Sprinks, Kanoodle, and Ah-ha.com.

        Private Label Service

        We are not aware of any other company with an offering exactly similar to our private label service, although Ah-ha.com offers a "Guaranteed Inclusion" program, primarily on behalf of InfoSpace's search properties, which allows advertisers to pay a flat fee to submit their sites to be included in InfoSpace's various search engines.

        In addition, in the future, other companies may offer directly competing services to both the FindWhat.com Network and our private label service. Most providers of Web directories, search engines and information services offer additional features and content that we have elected not to offer. We also compete with traditional offline media such as television, radio and print for a share of advertising budgets.


TECHNOLOGY AND OPERATIONS

        We believe high traffic, keyword-targeted advertising networks, especially those that distribute their results to third-party websites, require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. However, most new companies operate under considerable resource constraints that usually hinder the construction of networks that are fast, reliable, and secure. We believe that while we have operated under the constraints of a new company, we have managed to create an infrastructure that provides us with a platform from which to grow our business, including technical operations in our headquarters in Fort Myers, FL and in a hosted facility in Atlanta, GA.

        We believe our current infrastructure and operating environment are suitably sized and designed to give Internet users, advertisers, distribution partners, and private label clients a positive feeling about their interaction with FindWhat.com. The physical components of our infrastructure are comprised of equipment made by industry-leading manufacturers including Cisco and Intel. The software being used to power FindWhat.com's services is a combination of industry standard commercial software and our internally developed proprietary software. We believe that given the solid mix of industry standard equipment and software we are positioned to sustain the effects of considerable growth.

        Early in our development, we placed a firewall between the outside world and our service. As currently configured, our firewall provides the ability to block out any traffic that is not required to operate the FindWhat.com services.


INTELLECTUAL PROPERTY

        We have a pending United States federal application with the Patent and Trademark Office for the mark F.A.S.T. (SM) as well as Federal Registrations for FINDWHAT.COM(R), BEFIRST(R), BE1ST(R), and FIND WHAT YOU'RE LOOKING FOR(R). In addition, we use and have common law rights in the marks "FindWhat Advanced Search Technology(SM)," "Bid For Position(SM)", "Pay For Placement(SM)", "FindWhat(SM)", "CruiseControl(SM)", "AdAnalytics(SM)", "Performance-Driven Marketing(SM)", "BidOptimizer(SM)", "BusinessBuilder(SM)", "AutoReplenish(SM)", "Trafficbuilder(SM)", "Search & Win(SM)", "A Better Search Result(SM)", and "Search Optimization Service(SM)". In February 2000, we filed a patent application for our FindWhat.com Network with the U.S. Patent and Trademark Office. We have filed subsequent patent applications related to additional services or covering the evolution of our business model. These applications are currently pending.

        While we rely on trade secrets and confidentiality provisions to protect our intellectual property, we also use standard licenses contained in software we use, such as software supplied by Microsoft, in offering our FindWhat.com Network and private label service.

        Our principal competitor, Overture Services, Inc. purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. Overture Services has advised us that they believe our current bid-for-position business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the '361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing their patents. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, both actions are before the District Court for the Central District of California in Los Angeles. See Business Risks "Our principal competitor may have patent rights which could prevent us from operating our FindWhat.com search engine in its present form."


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


EMPLOYEES

        As of December 31, 2002, we had approximately 115 employees, including our executive officers. We had approximately 84 employees in marketing, sales and service (which includes, but is not limited to such departments as, business development, sales, marketing, customer service, credit transactions, business affairs, corporate development, and affiliate relations), 6 in product development, 10 in search serving, 11 in general and administration, and 4 administrative executive officers


BUSINESS RISKS

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

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND HAVE ONLY RECENTLY LAUNCHED OUR FINDWHAT.COM SERVICES.

        We began offering search engine optimization marketing services through our BeFirst.com service in March 1998, and in September 1999 we commercially launched the FindWhat.com Network, our bid-for-position, keyword targeted advertising service. In September 2002, we launched our private label service and currently we have one private label partner. Accordingly, we have a limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success. An investor in our securities must consider the uncertainties, expenses, and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as e-commerce. To address these risks, we must, among other things:

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

        We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our ability to generate revenue from the FindWhat.com Network is dependent upon our ability to attract advertisers and generate traffic to our advertisers' websites. If we are unable to enter into additional agreements to generate significant traffic to our advertisers' websites on commercially acceptable terms, or are unable to implement successfully current agreements, which drive traffic to our advertisers' websites, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR PRINCIPAL COMPETITOR MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING THE FINDWHAT.COM NETWORK IN ITS PRESENT FORM.

        Our principal competitor, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the '361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing their patents. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, both actions are before the District Court for the Central District of California in Los Angeles. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

WE PARTIALLY DEPEND ON THIRD PARTIES FOR CERTAIN SOFTWARE AND INTERNET SERVICES FOR THE FINDWHAT.COM NETWORK.

        We partially depend on third-party software to operate the FindWhat.com Network. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition and results of operations. We also are dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that the FindWhat.com Network can function properly and our FindWhat.com website can handle current and anticipated traffic. We currently have contracts with Sprint, UUNet, New Edge, Internap, and KMC Telecom for these services. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR BUSINESS IS DEPENDENT UPON OUR RELATIONSHIPS WITH OUR DISTRIBUTION PARTNERS

Our distribution partners are very important to our revenue and results of operations. During the year ending December 31, 2002, we had two distribution partners which each represented over 10% of our total revenue. Any adverse changes in our relationship with these or other key distribution partners could have a material adverse impact on our revenue and results of operations. Our agreements with our distribution partners vary in duration, and depending on the agreement with any one particular distribution partner, may be terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms, and changes in control in certain circumstances. We may not be successful in renewing our existing distribution partnership agreements, or if they are renewed, any new agreement may not be on as favorable terms.

WE RELY ON INTERNALLY DEVELOPED SYSTEMS WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE.

        We use internally developed systems for a portion of our keyword-targeted paid listing request processing software. We developed these systems primarily to increase the number of appropriate paid keyword-targeted ads for each related keyword request made on our network, for our private label partners, and for customer service. A significant amount of manual effort may be required to update these systems if our competitors develop superior processing methods. This manual effort is time-consuming and costly and may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to upgrade and expand our processing systems and to integrate newly-developed and purchased modules with our existing systems in order to improve the efficiency of our paid listing methods and support increased transaction volume, although we are unable to predict whether these upgrades will improve our competitive position when compared to our competitors.

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

        Some of our officers have no prior senior management experience in public companies. In three years we have grown to approximately 115 employees; our new employees include a number of key managerial, technical, financial, marketing and operations personnel as of December 31, 2002 who has not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING QUALIFIED, HIGHLY SKILLED PERSONNEL.

        We expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train, and manage our work force in order to manage the expansion of our operations. We will need to attract and retain highly qualified, technical personnel in order to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified technical personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical personnel, it would have a material and adverse effect on our business, prospects, financial condition and results of operations.

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




OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE.

        A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and "hackers," and similar events. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data, or render us unable to provide services to customers. Failure to provide the data communications capacity we require, as a result of human error, natural disaster, or other operational disruptions could cause interruptions in our services and websites. The occurrence of any or all of these events could adversely affect our business, prospects, financial condition and results of operations.

WE MAY BE UNABLE TO OBTAIN THE INTERNET DOMAIN NAMES THAT WE HOPE TO USE.

        The Internet domain name we are using for our paid keyword-targeted ad website is "FindWhat.com." We believe that this domain name is an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Also, we may be unable to acquire or maintain desired and relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies which may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs,

-   we may lose business to a competitor, and

- some users of our services may have negative experiences with other companies on their websites that those users erroneously associate with us.

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE PROTECTABLE OR OF SIGNIFICANT VALUE IN THE FUTURE.

        We depend upon confidentiality agreements with specific employees, consultants, and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements or produce patents and copyrights that would materially and adversely affect our business, prospects, financial condition, and results of operations.

        Legal standards relating to the validity, enforceability and scope of protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our future intellectual property. Third parties may also infringe or misappropriate any copyrights, trademarks, service marks, trade dress, and other proprietary rights we may have. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition and results of operations.

        We own federal service mark registrations for "Be1st(R)," "BeFirst(R)," "Find What You're Looking For(R)," and "FindWhat.com(R)." If other companies also claim the words "Be1st," "BeFirst," "Find What You're Looking For," or "FindWhat.com," we may be required to become involved in litigation or incur additional expense. Effective service mark, copyright, and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

        The process and technology we use to operate the FindWhat.com Network is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com Network with the United States Patent and Trademark Office. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, our principal competitor has been granted a patent which may cover our business model and has acquired an issued patent that may be applicable to our business model. See "Our principal competitor may have patent rights which could prevent us from operating our FindWhat.com Network in its present form."

        In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services. See "We may be unable to promote and maintain our brands."

        Our current and future business activities may infringe upon the proprietary rights of others, and third parties assert infringement claims against us. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, could result in the invalidation of our proprietary rights, and have a material adverse effect on our business, prospects, financial condition and results of operations. Even if not meritorious, such claims could be time-consuming, expensive to defend, and could result in the diversion of our management's time and attention. In addition, this diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE DEPEND ON THE EFFORTS OF OUR KEY PERSONNEL.

        Our success is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of Craig A. Pisaris-Henderson, our Chairman, Chief Executive Officer, and President, and Phillip R. Thune, our Chief Operating Officer and Chief Financial Officer. Currently, we do not have key person life insurance on Messrs. Pisaris-Henderson or Thune and we may be unable to obtain such insurance in the near future due to high cost or other reasons. We believe that the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

WE DO NOT INTEND TO PAY FUTURE CASH DIVIDENDS.

        We currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. Any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, and any other factors that the board of directors decides is relevant.

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

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

        As of December 31, 2002 we have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 3.4 million shares of common stock at a weighted average exercise price of $2.55 and warrants to purchase approximately 2.3 million shares of common stock at a weighted average exercise price of $3.59 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

Fully diluted shares outstanding and diluted earnings per share include the effect of in-the-money stock options and warrants calculated based on the average share price for the period. The dilution from stock options and warrants increases as our share price increases, as shown below:

-------------------------------------------------------------------------------------------------------------------------
 FINDWHAT.COM SHARE     TOTAL IN-THE-MONEY     HYPOTHETICAL DILUTED     PERCENTAGE OF AVERAGE     HYPOTHETICAL FY 2002
       PRICE            OPTIONS & WARRANTS         SHARES (1)            SHARES OUTSTANDING          EPS IMPACT (2)
-------------------------------------------------------------------------------------------------------------------------
       $4.58                4,318,252                - (3)                                               $ 0.00
-------------------------------------------------------------------------------------------------------------------------
        6.00                5,656,091              2,188,678                    11.4%                    $(0.00)
-------------------------------------------------------------------------------------------------------------------------
        8.00                5,696,591              2,690,613                    14.1%                    $(0.02)
-------------------------------------------------------------------------------------------------------------------------
       10.00                5,697,091              2,994,147                    15.7%                    $(0.02)
-------------------------------------------------------------------------------------------------------------------------
       12.00                5,702,091              3,196,534                    16.7%                    $(0.03)
-------------------------------------------------------------------------------------------------------------------------

    (1) Represents the incremental impact on diluted shares outstanding assuming the average share prices indicated, using the treasury stock method. Under the treasury stock method, the tax effected proceeds that would be received from the exercise of all in-the-money options and warrants are assumed to be used to repurchase shares.

    (2) Based upon fiscal 2002 earnings of approximately $10,735,906 or $0.56.

    (3) Diluted shares outstanding for the year ending December 31, 2002 totaled approximately 19,129,802 shares and included the dilutive impact of in-the-money options at the average closing share price for the period of $4.58. At the average share price of $4.58, the dilutive impact of in-the-money options was approximately 2,109,211 shares for the year.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION.

        We may face increased pricing pressure for the sale of keyword-targeted advertisements, which could materially adversely affect our business, prospects, financial condition and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our bid-for-position business model. The market for Internet-based marketing services is relatively new, intensely competitive, and rapidly changing. Our principal competitors for the FindWhat.com Network are Overture Services and Google. We also compete against providers of Web directories and search and information services, such as those provided by America Online, Google, MSN, and Yahoo. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition, and greater financial, marketing, and other resources than we have.

        We are not aware of any other company with an offering exactly similar to our private label service, although Ah-ha.com offers a "Guaranteed Inclusion" program, primarily on behalf of InfoSpace's search properties, which allows advertisers to pay a flat fee to submit their sites to be included in InfoSpace's various search engines. In the future, other companies with greater financial, marketing, and other resources may offer directly competing services.

        Additionally, in pursuing acquisition opportunities we may compete with other companies with similar growth strategies, certain of which may be larger and have greater financial and other resources than we have. Competition for these acquisition targets will likely also result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

        We have filed applications for several patents, any of which could be rejected, and have only a limited amount of other proprietary technology that would preclude or inhibit competitors from entering the keyword-targeted advertising market. Therefore, we must rely on the skill of our personnel and the quality of our client service. The costs to develop and provide e-commerce services are relatively low. Therefore, we expect that we continually will face additional competition from new entrants into the market in the future, and we are subject to the risk that our employees may leave us and may start competing businesses, notwithstanding non-competition agreements. The emergence of these enterprises could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY NOT BE ABLE TO ADAPT AS THE INTERNET, ELECTRONIC COMMERCE, INTERNET ADVERTISING, AND CUSTOMER DEMANDS CONTINUE TO EVOLVE.

        We may not be able to adapt as the Internet, electronic commerce, Internet advertising, and customer demands continue to evolve. Our failure to respond in a timely manner to changing market conditions or client requirements would have a material adverse effect on our business, prospects, financial condition and results of operations. The Internet e-commerce and the Internet advertising industry are characterized by:

-   rapid technological change;

-   changes in user and customer requirements and preferences;

-   frequent new product and service introductions embodying new technologies;
    and

- the emergence of new industry standards and practices that could render proprietary technology and hardware and software infrastructure obsolete.

Our success will depend, in part, on our ability to:

- enhance and improve the responsiveness and functionality of our FindWhat.com Network and our private label service;

- license or develop technologies useful in our business on a timely basis, enhance our existing services, and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers; and

- respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

INTERNET SECURITY POSES RISKS TO OUR ENTIRE BUSINESS.

        The process of e-commerce aggregation by means of our hardware and software infrastructure involves the transmission and analysis of confidential and proprietary information of the advertiser, as well as our own confidential and proprietary information. The compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

THE MARKET FOR OUR SERVICES IS UNCERTAIN AND IS STILL EVOLVING.

        Internet marketing and advertising, in general, and advertising through priority placement in keyword-targeted ads in particular, are at early stages of development, are evolving rapidly, and are characterized by an increasing number of market entrants. Our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by merchants and consumers. Rapid growth in the use of and interest in, the Internet, the Web, and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which are dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, prospects, financial condition or results of operations.

WE WILL NEED TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN THE INTERNET SEARCH AND ADVERTISING INDUSTRIES.

        In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing FindWhat.com services, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology, and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology, and systems. If we face material delays in introducing new services, products, and enhancements, our users may forego the use of our services and select those of our competitors, in which event, our business, prospects, financial condition and results of operations could be materially adversely affected.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

        We are not currently subject to direct regulation by any government agency other than laws or regulations applicable generally to e-commerce. Due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating, and making recommendations to Congress regarding, the taxation of sales by means of the Internet. Furthermore, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws and impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

IMPLEMENTATION OF OUR FINDWHAT.COM SERVICES AND OUR SEARCH ENGINE OPTIMIZATION SERVICE FOR SOME CLIENTS MAY INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

        In implementing our FindWhat.com services and our search engine optimization service, we utilize promotional material generated by our clients and our editing staff to promote websites. From time to time, third parties have advised that the use of certain keywords in our FindWhat.com services and our search engine optimization service have infringed on their intellectual property rights. Although the terms and conditions of our services provide that our clients are responsible for infringement of intellectual property rights of others arising out of the use of keywords or content in their paid keyword ads and on their websites, our involvement in disputes regarding these claims could be time-consuming, expensive to defend and could result in the diversion of our management's time and attention, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

        Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash as of December 31, 2002, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

ITEM 2.         DESCRIPTION OF PROPERTY.

        We lease a business development and sales office in New York City and an executive, administrative, sales, customer service, and technical facility in Fort Myers, Florida.


ITEM 3.         LEGAL PROCEEDINGS.

        Our principal competitor, Overture Services, Inc. purports to be the owner of a United States patent that was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. Overture Services has advised us that they believe our current bid-for-position business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge Overture's patents in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing their patents. In the litigation, we are seeking a declaration that Overture's patent is invalid and unenforceable and not infringed by us, and Overture is seeking a permanent injunction against any act by us deemed by the court to infringe Overture's patent, an award of unspecified monetary damages, and attorney's fees, costs, and expenses. In an Opinion and Order dated February 13, 2003, despite fining that our complaint was properly brought in New York, Judge Mukasey in the Southern District of New York ordered the action transferred to the Central District of California based largely on the convenience of the expected witnesses in this case. We expect that a scheduling conference will take place in the immediate future before the Judge in California and that litigation of this matter will commence shortly thereafter.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

                                     PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET FOR COMMON STOCK

        Our common stock trades on the Nasdaq SmallCap Market under the symbol "FWHT." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq Small Cap
Market:

         QUARTER ENDED                                                         HIGH          LOW
         -------------                                                         ----          ---
December 31, 2002.......................................................   $     8.13    $     2.75
September 30, 2002......................................................   $     5.30    $     3.30
June 30, 2002...........................................................   $     6.35    $     2.74
March 31, 2002..........................................................   $     5.75    $     3.11
December 31, 2001.......................................................   $     6.70    $     1.71
September 30, 2001......................................................   $     3.03    $     1.44
June 30, 2001...........................................................   $     2.49    $     0.92
March 31, 2001..........................................................   $     1.75    $     0.59

        Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS OF RECORD

        Our authorized capital stock consists of 50,000,000 shares of common stock, $.001 par value per share, and 500,000 shares of preferred stock, $.001 par value per share. As of December 31, 2002, there were 18,169,513 shares of our common stock outstanding. As of December 31, 2002, the number of record holders of our common stock was 106. No shares of our preferred stock are outstanding.

DIVIDENDS

We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

        In December 2002, we concluded a private placement to certain institutional investors led by RS Investments and Integral Capital Partners of 1,000,000 shares of our common stock at $5.80 per share. In our opinion, the issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder due to the fact the shares were sold to less than 35 purchasers all of whom were accredited investors. Legg Mason Wood Walker, Inc., acted as the placement agent for this transaction and received a commission of $406,000, plus of out-of-pocket expenses and other fees of approximately $100,000.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The table containing the Equity Compensation Plan Information is included in Item 11 of this Form 10-KSB.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS

SELECTED CONSOLIDATED FINANCIAL DATA.

        The following selected consolidated statements of operations data for the years ended December 31, 2002 and 2001, and the selected consolidated balance sheet data as of December 31, 2002 and 2001, are derived from our consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

                                                       Year ended               Year ended
CONSOLIDATED STATEMENT OF OPERATIONS DATA: (IN        December 31,             December 31,
THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)                  2002                     2001
                                                     ----------------        -----------------
Revenues                                                $  42,805               $  20,412
                                                     ----------------        -----------------

Operating expenses
   Search serving                                           1,925                   1,459
   Marketing, sales and service                            23,597                  14,130
   General and administrative                               5,797                   3,936
   Product development                                        589                     289
   Loss on sale of advertising contract                         -                     996
                                                     ----------------        -----------------

   Total operating expenses                                31,908                  20,810

   Income (loss) from operations                           10,897                    (398)
   Interest income, net                                       210                      51
                                                     ----------------        -----------------

   Income (loss) before provision for income tax        $  11,107               $    (347)

   Income tax expense                                         371                       -
                                                     ----------------        -----------------

  Net income (loss)                                     $  10,736               $   (347)

  Income (loss) per share
         Basic                                          $    0.63               $   (0.02)
                                                     ================        =================
         Diluted                                        $    0.56               $   (0.02)
                                                     ================        =================

  Weighted-average number of common shares
         Basic                                             17,021                  16,183
         Diluted                                           19,130                  16,183




CONSOLIDATED BALANCE SHEET DATA:
(IN THOUSANDS)                                      December 31,  2002       December 31, 2001
                                                    ------------------       -----------------
Current assets                                          $  24,024               $   7,410
Total assets                                               27,312                   8,325
Working capital                                            18,888                   4,173
Stockholders' equity                                       22,168                   5,082

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This management's discussion and analysis or plan of operation contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "projects," and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements attributed to certain third parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

OVERVIEW


        We are a leading developer and provider of performance-based marketing services for the Internet. Our clients only pay us for each Internet user we deliver to their websites. We currently offer three primary proprietary performance-based services: the FindWhat.com Network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; a private label service, which offers large portals, search engines, and other popular websites the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using our turn-key operation; and BeFirst.com RankPro, a search engine optimization service.

        Our main focus is the operation of online marketplaces that connect the prospects that are most likely to purchase specific goods and services to the advertisers that provide those goods and services. Advertisers create advertisements, or keyword-targeted ads, which are comprised of titles, descriptions, URL links, and relevant keywords or keyword phrases. For each keyword, the advertisers determine what price they are willing to pay for a qualified click-through. The pricing process is an open, automated, bid-for-position system. The highest bidder for a particular keyword or phrase receives the first place position, with all other bidders on that same keyword or phrase listed in descending bid order. Through our Account Management Center, or similar centers created for private label partners' sites, advertisers can sign-up and manage their accounts themselves, 24 hours a day, seven days a week. They can control and track their bids, the placement of their keyword ads, their total expenditures, and their cost per visitor, all in a real-time environment. As a result, they can easily determine and work to improve their return on their investment from our services. Our editors review every keyword to ensure that the listing is appropriate for that advertiser's website. This methodology produces extremely relevant commercial listings for Internet users looking for products and services, and drives highly qualified traffic to our managed advertisers.


        Along with our private label partners, such as Terra Lycos's Lycos.com and HotBot, we distribute advertisements to millions of Internet users each day, often in direct response to search or directory queries. The FindWhat.com Network includes hundreds of distribution partners, including search engines like CNET's Search.com, Excite, Webcrawler, NBCi, MetaCrawler, Dogpile, and Go2Net. We recognize 100% of the revenue from paid click-throughs on the sites in the FindWhat.com Network, and then share that revenue with those sites. We recognize only our share of the revenue generated from private label initiatives. With both the FindWhat.com Network and the private label service, our services are a source of revenue and relevant keyword-targeted ads for our partners, while providing our managed advertisers with exposure to potential customers across the Internet. As with the Yellow Pages in the offline world, our managed advertisers get their message in front of prospects at the exact time they are looking for the advertisers' products and services. Unlike the Yellow Pages, advertisers only pay for those visitors that "walk" into their virtual stores.

        Key metrics for the FindWhat.com Network and our private label service include paid click-throughs, average revenue per click-through, and managed active advertiser accounts. The following table lists these key metrics for each of the last ten quarters for the FindWhat.com services, which, beginning with Q3 2002, represent the aggregate key metrics from the FindWhat.com Network and our private label service.


    QUARTER          PAID CLICK-THROUGHS           AVG. REVENUE PER             MANAGED ACTIVE
                        (IN MILLIONS)                CLICK-THROUGH           ADVERTISER ACCOUNTS
Q4 2002                     75.3                         $0.18                      22,400
Q3 2002                     60.8                         $0.18                      18,500
Q2 2002                     54.2                         $0.18                      17,100
Q1 2002                     50.8                         $0.17                      16,500
Q4 2001                     46.2                         $0.17                      15,300
Q3 2001                     36.0                         $0.15                      12,400
Q2 2001                     33.3                         $0.13                      10,200
Q1 2001                     22.9                         $0.10                       7,500
Q4 2000                     13.2                         $0.11                       6,800
Q3 2000                      5.6                         $0.11                       5,300


        Among other things, our growth rate and results depend on our ability to continue to increase the number of advertisers who use our services, the amount our managed advertisers spend on our services, and the number of Internet users who have access to our advertisers' keyword ads. We anticipate these variables to fluctuate, affecting our growth rate and our financial results. In particular, it is difficult to project how many click-throughs we will deliver to our managed advertisers and how much advertisers' will spend with us, and even more difficult to anticipate the average revenue per click-through, because our advertisers are solely responsible for determining the prices they pay via an automated bidding environment. In addition, we believe we will experience seasonality. Although seasonality is difficult to predict, we expect that the fourth quarter of the calendar year will realize more activity than the first quarter, with the second and third quarters being the least active, due to lower usage of the Internet during warmer weather months.

        FindWhat.com Network click-through revenue and private label revenue are recognized when earned, which is based on the actual click-through activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or collection is probable.

        In order to increase overall revenue, we must increase one or more of the following: the number of managed advertisers, the number of click-throughs, average revenue per click-through, and the number and quality of our distribution partners and private label partners. We believe these elements are complementary, meaning adding distribution partners and private label partners can lead to increased managed advertisers, which can lead to higher average revenue per click-through, and, subsequently, more distribution partners and private label partners. For example, we inherently increase the number of keyword-targeted ads and related keyword coverage as we increase the number of overall managed advertiser accounts. An increase in the number of managed advertisers can lead to greater competition among advertisers, which we believe can lead to increases in average revenue per click-through. Increased advertiser competition can lead to a higher quality of paid keyword ads displayed, including higher relevancy. As relevancy increases, we are able to deliver higher revenue to our distribution partners and higher returns on investment to our advertisers, thus adding value for both.

        The largest component of our expenses relate to marketing costs incurred to attract consumers and businesses to our advertisers' websites through our distribution network. Our future success is dependent upon managing our click-through acquisition costs and increasing the revenue we derive from this traffic. In order to significantly increase revenues, we will be required to incur a significant expansion of our operations, including hiring additional management and staff, and enhancing our overall technical infrastructure and plant facilities. The proposed increases in capital and expenditures will significantly increase future operating expenses.

        We were organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation. As a result of the merger, the stockholders of BeFirst Internet Corporation acquired control of us and BeFirst Internet Corporation became a wholly owned subsidiary. On June 17, 1999, we changed our name from Collectibles America, Inc. to BeFirst.com. In September 1999, we changed our name from BeFirst.com to FindWhat.com. We have offered our BeFirst RankPro service, which provides search engine optimization services to Internet advertisers, since March 1998. The

FindWhat.com Network was commercially launched in September 1999. We launched our private label service in September 2002, providing a bid-for-position, pay-per-click, keyword-targeted advertisement service for Terra Lycos's Lycos and HotBot. Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult.

RESULTS OF OPERATIONS

Years ended December 31, 2002 and December 31, 2001

        Our fiscal year runs from January 1 through December 31. As previously noted, we began offering our search engine optimization service in March 1998, we commercially launched the FindWhat.com (SM) Network in September 1999, and our first private label service agreement commenced in September 2002. When making comparisons between the year ending December 31, 2002 and the year ending December 31, 2001, readers should note that we do not anticipate our historical growth rate to continue.

REVENUE

        Revenue was approximately $42.8 million for the year ending December 31, 2002, compared to approximately $20.4 million for the year ending December 31, 2001. The increase was primarily due to the growth in revenue from the FindWhat.com Network, due to the increased number of paid click-throughs and the average revenue per paid click-through (see table above).

        During the years ending December 31, 2002 and 2001, no advertiser represented more than 10% of the Company's total revenue. For the year ending December 31, 2002, two distribution partners each represented over 10% of total revenue, and in the year ending December 31, 2001, one distribution partner represented over 10% of total revenue. However, none of these distribution partners represented more than 15% of total revenue during either year.

OPERATING EXPENSES

        Search Serving. Search serving expense consists primarily of costs associated with designing and maintaining the FindWhat.com Network and private label service, providing our search engine optimization service, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining the FindWhat.com Network and private label service include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees. Costs associated with providing our search engine optimization service includes salaries of related personnel, payments to consultants, and domain registration expenses for clients.

        Search serving expense increased to approximately $1.9 million for the year ending December 31, 2002, compared to approximately $1.5 million for the year ending December 31, 2001. The increase was primarily due to increases in Internet connectivity fees, depreciation of equipment, and personnel expense. We anticipate search serving expense will continue to increase as our traffic and number of managed active advertiser accounts increase.

        Marketing, Sales and Service. Marketing, sales and service expense consists primarily of:

        - revenue-sharing or other arrangements with our FindWhat.com distribution partners,
        - advertising expenditures for the FindWhat.com Network, such as, radio, outdoor and banner advertising campaigns and sponsorships,
        - promotional expenditures such as sponsorships of seminars, trade shows and expos,
        - referral fees and other expenses to attract advertisers to our services,
        -   fees to marketing and public relations firms, and
        - payroll and related expenses for personnel engaged in marketing, customer service, business development, and sales functions.

        Our marketing, sales and service expense was approximately $23.6 million for the period ending December 31, 2002, compared to $14.1 million for the period ending December 31, 2001. The increase in marketing, sales and service expense was related primarily to increases in: revenue-sharing payments and other fees paid to our FindWhat.com distribution partners which increase as our revenue increases, personnel costs due to expanding the number of business development, marketing, customer service, and sales employees, and consulting fees. Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales, and service expense. We believe that continued investment in marketing, sales and service, including attracting advertisers to utilize the FindWhat.com Network, attracting distribution partners to display our keyword-targeted ads, and obtaining additional private label partners is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

        General and Administrative. General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees; and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. General and administrative expenses increased to approximately $5.8 million for the period ending December 31, 2002, compared to approximately $3.9 million for the period ending December 31, 2001. The increase in general and administrative expenses was primarily due to increases in credit card fees, fees for professional services, compensation expense, rent expense, employee benefits, travel, expenses relating to being a public company, and bad debt expense. We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, and as we litigate patent-related lawsuits with Overture Services, Inc.

        Product Development. Product development expense consists primarily of payroll and related expenses for personnel responsible for the development of features and functionality for our FindWhat.com services and depreciation for related equipment used in product development. Product development expense was approximately $589,000 for the period ending December 31, 2002, as compared to approximately $289,000 for the period ending December 31, 2001. The increase was primarily due to an increase in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

        Loss on Sale of Advertising Contract. From January 2000 through March 2001, marketing, sales and service expense included non-cash charges related to the issuance of 600,000 shares of common stock to a national radio group in return for radio advertising time to promote the FindWhat.com Network. The common stock had a value of $4,425,000 at the time of issuance, and was being expensed as the radio time was being used. As of March 30, 2001, $3,351,118 had been expensed in this fashion. On March 30, 2001, a third party paid $250,000 in cash in return for the remaining radio time and a warrant to purchase 125,000 shares of common stock. The warrant was valued at $172,500. As a result of this transaction, a loss of $996,382 was recorded in the twelve months ending December 31, 2001 for the sale of the radio-advertising contract, which is shown as "Loss on sale of advertising contract" on the statement of operations.

INTEREST INCOME, NET

        Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was approximately $210,000 for the period ending December 31, 2002 compared to approximately $51,000 for the period ending December 31, 2001. The increase in interest income was due to higher average cash and cash equivalent balances and short-term liquid investments offset in part by lower interest rates.

INCOME TAXES

        Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictates our ability to realize our tax assets. In 2001, we recorded a valuation allowance on 100% of our net deferred tax assets, based on a presumption that such tax assets would not be realized due to recurring losses experienced at that time. In 2002, we earned taxable income, which was largely offset by net operating loss carryforwards. The valuation allowance was reduced to reflect the utilization of the net operating losses and other changes in deferred taxes, resulting in a reduced tax provision for the period ending December 31, 2002. As a result, we have a remaining allowance of approximately $183,000 at December 31, 2002 relating to service stock options and warrants. The remaining valuation allowance will be reduced as the deferred tax assets are realized or when we have reason to believe that it is more likely than not that these service options and/or warrants will be exercised.

        For the period ending December 31, 2002 we recorded a net tax provision of approximately $371,000, which represents an approximately 3.3% effective tax rate. We experienced a net loss in 2001; accordingly, we did not recognize a net tax provision in 2001.

NET INCOME (LOSS)

        As a result of the factors described above, we generated net income of approximately $10.7 million, or $0.63 per basic share and $0.56 per diluted share, for the period ending December 31, 2002, compared to a net loss of approximately $347,000 or ($0.02) per basic and diluted share, for the period ending December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. Through December 31, 2002 we have raised net proceeds of approximately $13.6 million through private equity financings, and received approximately $1.4 million in proceeds from the exercise of warrants and options. Through February 2003, space and support services in New York City have been provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert D. Brahms. We have been billed our pro rata share of applicable expenses. Beginning in Q2 2001, we began generating cash flows from operations. In 2001, our cash flows provided by operations were approximately $4.1 million. We continued to generate cash during 2002, with cash flows from operations of approximately $11.7 million. We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for keyword-targeted ads in the FindWhat.com Network, and the increase in the number of distribution partners displaying our keyword ads, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our managed advertisers with high quality click-throughs (or visitors to their websites), they may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive keyword-targeted advertisements in terms of the average revenue per paid click-through, the revenue share paid to the distribution partners, the relevancy and coverage of our keyword ads, and the speed of delivery of such ads, among other factors - they may display fewer FindWhat.com results, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. The number and quality of providers of keyword-targeted ads is increasing, which may adversely impact: our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners, all of which may reduce our revenue and cash flows.

        Net cash provided by operating activities totaled approximately $11.7 million for the period ended December 31, 2002. The net cash provided was based primarily on net income of approximately $10.7 million, plus an increase in accounts payable and accrued expenses of approximately $1.2 million, and an increase in deferred revenue of approximately $700,000, and the recognition of depreciation and amortization expense for the period of approximately $900,000. The increase in cash for the period was partially offset by the recognition of the deferred tax benefit of approximately $500,000 and the net increase in accounts receivable (adjusted by the increase in the allowance for doubtful accounts) of approximately $1.1 million.

        Net cash used in investing activities totaled approximately $5.3 million for the year ended December 31, 2002, and consisted of the net purchase of approximately $2.2 million in short-term highly liquid investments, and approximately $3.1 million in capital expenditures for equipment, furniture and fixtures.

        Net cash provided by financing activities totaled approximately $6.1 million for the year ended December 31, 2002. In December 2002 we completed a private placement of our common stock with accredited investors. We issued one million shares of our common stock at $5.80 per share and received gross proceeds of $5.8 million. Additionally, we received approximately $900,000 from the exercise of stock options and warrants for the period ending December 31, 2002.

        Our principal sources of liquidity consisted of approximately $21.0 million of cash, cash equivalents, and short-term investments as of December 31, 2002. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure, and personnel. As of December 31, 2002, we had less than $8,000 recorded in deferred lease expense relating to our operating lease on our Fort Myers, Florida facility. This obligation represents our largest operating lease commitment; it is a 10-year obligation with minimum lease payments of approximately $450,000 per year, not including our pro rata share of the building's operating expenses. We do not believe we have any other material operating leases. Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. We are engaged in patent litigation with our largest competitor, Overture Services, Inc. We believe that the litigation will not be resolved over the next 12 months, and will require a run-rate of approximately $1 million per annum in legal expenses until it is resolved. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. We currently anticipate that our cash and short-term investments as of December 31, 2002 together with cash flows from operations will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        This Management's Discussion and Analysis of Financial Condition and Plan of Operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts, and valuation allowance for deferred income tax assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

        Revenue

        We derive revenue primarily from the following sources: through click-throughs on keyword ads on the FindWhat.com Network, and from management fees generated from click-throughs from our private label agreements. Revenue from click-throughs is recognized when generated.

        We have entered into agreements with various websites to display FindWhat.com keyword-targeted ads. We pay a fee to the websites that list our results for each click-through on a FindWhat.com advertiser listing. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the revenues related to these click-throughs on keyword ads are reported gross of the fees paid in the Consolidated Financial Statements, as we are the primary obligor and are responsible for the fulfillment of the services.

        On our private label agreement we recognize revenue in accordance with the contractual revenue share payment agreement. Following the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," FindWhat.com recognizes private label revenues at net.

        Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. The allowance for doubtful accounts was approximately $95,000 at December 31, 2002. If our billable advertisers were to contest amounts legitimately owed to us, or if their ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

        Income Taxes

        Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

        As of December 31, 2002, we utilized all or our remaining net operating loss carry-forwards, had a remaining deferred tax asset of approximately $653,000, and a related valuation allowance of approximately $183,000. The remaining valuation allowance relates to possible future tax benefits of service options and warrants.

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


ITEM 7.         FINANCIAL STATEMENTS

        Our consolidated balance sheet as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years ended December 31, 2002 together with the independent certified public accountants' report thereon appear on pages F-1 through F-18 hereof.


ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Information required under this item is incorporated herein by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders pursuant to Regulation 14A.


ITEM 10.        EXECUTIVE COMPENSATION.

        Information required under this item is incorporated herein by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information required under this item is incorporated herein by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders pursuant to Regulation 14A, except for the Equity Compensation Plan Information which follows.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth additional information as of December 31, 2002, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

---------------------------------------------------------------------------------------------------
Plan category              Number of securities    Weighted-average        Number of securities
                           to be issued upon       exercise price of       remaining available
                           exercise of             outstanding options,    for future issuance
                           outstanding options,    warrants and rights     under equity
                           warrants and rights                             compensation plans
                                                                           (excluding securities
                                                                           reflected in column (a))
                                    (a)                     (b)                     (c)
---------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                3,444,002                 $2.55                  534,162
security holders
---------------------------------------------------------------------------------------------------

Equity compensation
plans not approved by                     (1)
security holders                 2,258,089                 $3.59                     -
---------------------------------------------------------------------------------------------------
Total                            5,702,091                 $2.96                  534,162

---------------------------------------------------------------------------------------------------

(1) Includes 1,051,839 warrants granted to certain consultants and vendors of the Company in exchange for consideration in the form of goods and services.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information required under this item is incorporated herein by reference to our Proxy Statement for the 2003 Annual Meeting of Stockholders pursuant to Regulation 14A.


                                     PART IV

ITEM 13.        EXHIBITS AND REPORTS ON FORM 8-K.


        (a) The following documents are filed as part of this Annual Report on Form 10-KSB:

        (1) The following financial statements are included in this report under Item 7:

                Balance Sheet as of December 31, 2002 and 2001.

                Statements of Operations for the two years ended December 31, 2002.

                Statements of Stockholders' Equity for the two years ended December 31, 2002.

                Statements of Cash Flows for the two years ended December 31, 2002.

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

3.1*            Articles of Incorporation of FindWhat.com (f/k/a Collectibles America, Inc.).

3.2**           Amended and Restated By-laws of FindWhat.com.

3.3***          Audit Committee Charter.

10.1##/+        Amended and Restated Executive Employment Agreement between FindWhat.com and
                Craig A. Pisaris-Henderson.

10.2##/+        Amended and Restated Executive Employment Agreement between FindWhat.com and
                Phillip R. Thune.

10.3*****/+     Executive Employment Agreement between FindWhat.com and Courtney P. Jones.

10.4****/+      FindWhat.com 1999 Stock Incentive Plan, as amended.

10.5##/+        Form of Incentive Stock Option Agreement.

10.6##/+        Form of Non-Qualified Stock Option Agreement.

10.7##/+        Executive Employment Agreement between FindWhat.com and Dave Rae.

10.8*****/+     Executive Employment Agreement between FindWhat.com and Robert D. Brahms.

10.9##          Colonial Bank Plaza office building lease dated January 31, 2002, as amended.

10.10###/+      Executive Employment Agreement between FindWhat.com and Anthony Garcia.

23              Consent of Grant Thornton

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

****Incorporated by reference to the exhibit previously filed on August 1, 2002, with FindWhat.com's Form S-8.

*****Incorporated by reference to the extent previously filed on April 2, 2001 with FindWhat.com's Form 10-KSB for the year ended December 31, 2000.

#Incorporated by reference to the exhibit previously filed on May 15, 2001 with FindWhat.com's Form 10-QSB for the fiscal quarter ended March 31, 2001.

##Incorporated by reference to the exhibit previously filed on November 6, 2002 with FindWhat.com's Form 10-QSB for the fiscal quarter ended September 30, 2002.

+Management compensatory contract or plan.

        (b)     Reports on Form 8-K

        Report on Form 8-K filed December 23, 2002, regarding completion of a private placement.

        Report on Form 8-K filed October 23, 2002, regarding Q3 2002 financial results and revised future financial guidance.

        Report on Form 8-K filed October 9, 2002, regarding 2003 financial guidance, announcing that it expects to meet or exceed its third quarter guidance and that it will announce third quarter earnings on October 21st.

        Report on Form 8-K filed October 4, 2002, regarding resignation of a director due to personal reasons not related to us.


        ITEM 14. CONTROLS AND PROCEDURES.

        As of a date within 90 days of the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms.

        Additionally, there were no significant changes in the Company's internal controls that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            FINDWHAT.COM


Date:     March 11, 2003                    By: /s/ Phillip R. Thune
                                               ---------------------------------
                                            Phillip R. Thune, Chief Operating Officer, Chief
                                            Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of March 2003.

        Signature                                  Title

        *Craig A. Pisaris-Henderson         Chairman, Chief Executive Officer, President and
------------------------------------        Director
        Craig A. Pisaris-Henderson

        *Courtney P. Jones                  Vice Chairman and Director
------------------------------------
        Courtney P. Jones

        *Robert D. Brahms                   Vice Chairman and Director
------------------------------------
        Robert D. Brahms

        *Phillip R. Thune                   Chief Operating Officer, Chief Financial Officer, Treasurer
------------------------------------        (principal financial officer), and Director
        Phillip R. Thune

        /s/ Brenda Agius                    Vice President - Finance (principal accounting officer)
------------------------------------
        Brenda Agius

        *Kenneth E. Christensen             Director
------------------------------------
        Kenneth E. Christensen

        *Rupinder S. Sidhu                  Director
------------------------------------
        Rupinder S. Sidhu

        *Frederick E. Guest                 Director
------------------------------------
        Frederick E. Guest

        *Robert Mylod                       Director
------------------------------------
        Robert Mylod


*By: /s/ Phillip R. Thune
    ----------------------------------------
      Phillip R. Thune, Attorney-in-Fact

                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

        I, Craig A. Pisaris-Henderson, certify that:

        1. I have reviewed this annual report on Form 10-KSB of FindWhat.com;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Craig A. Pisaris-Henderson
------------------------------------
Craig A. Pisaris-Henderson, Chairman, Chief Executive Officer and President FindWhat.com

                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

        I, Phillip R. Thune, certify that:

        1. I have reviewed this annual report on Form 10-KSB of FindWhat.com;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material aspects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report.

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls and in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ Phillip R. Thune
------------------------------------
Phillip R. Thune, Chief Operating Officer and Chief Financial Officer
FindWhat.com

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

Notes to Consolidated Financial Statements                             F-7-19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
FindWhat.com


We have audited the accompanying consolidated balance sheets of FindWhat.com and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FindWhat.com and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP




Tampa, Florida
January 30, 2003

                           FINDWHAT.COM AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                          ASSETS
                                                                 2002               2001
                                                                 ----               ----
CURRENT ASSETS
   Cash and cash equivalents                                    $    17,982        $     5,498
   Short-term investments                                             3,157              1,000
   Accounts receivable, less allowance for doubtful
   accounts of $95 and $51 at December 31, 2002
      and 2001, respectively                                          1,920                788
   Deferred tax asset                                                   446                 --
   Prepaid expenses and other current assets                            519                124
                                                            ----------------   ----------------

        Total current assets                                         24,024              7,410

EQUIPMENT AND FURNITURE - NET                                         3,121                864

OTHER ASSETS                                                            167                 51
                                                            ----------------   ----------------

        Total assets                                            $    27,312        $     8,325
                                                            ================   ================

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $     3,809        $     2,691
   Current portion of capital lease obligations                           4                  9
   Deferred revenue                                                   1,243                507
   Other current liabilities                                             80                 30
                                                            ----------------   ----------------

        Total current liabilities                                     5,136              3,237

OTHER LIABILITIES                                                         8                 --
                                                            ----------------   ----------------

CAPITAL LEASE OBLIGATIONS, less current portion                          --                  6

        Total liabilities                                             5,144              3,243
                                                            ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized,
      500 shares; none issued and outstanding                            --                 --
   Common stock, $.001 par value; authorized, 50,000
     shares; 18,177 and 16,652, respectively, issued; and
     18,170 and 16,645, respectively, outstanding                        18                 17
   Additional paid-in capital                                        22,506             16,172
   Deferred service costs                                                --                (15)
   Treasury stock; 7 shares, at cost                                    (82)               (82)
   Accumulated deficit                                                 (274)           (11,010)
                                                            ----------------   ----------------

        Total stockholders' equity                                   22,168              5,082
                                                            ----------------   ----------------

        Total liabilities and stockholders' equity              $    27,312        $     8,325
                                                            ================   ================

The accompanying notes are an integral part of these statements

                           FINDWHAT.COM AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             2002                      2001
                                                             ----                      ----
Revenues                                                   $42,805                   $20,412
                                                    ---------------------      ---------------------

Operating expenses
  Search serving                                             1,925                     1,459
  Marketing, sales and service                              23,597                    14,130
  General and administrative                                 5,797                     3,936
  Product development                                          589                       289
  Loss on sale of advertising contract                        --                         996
                                                    ---------------------      ---------------------

   Total operating expenses                                 31,908                    20,810
                                                    ---------------------      ---------------------

Income (loss) from operations                                                           (398)
                                                            10,897

Other income
  Interest income, net                                         210                        51
                                                    ---------------------      ---------------------

Income (loss) before provision for
   income taxes                                             11,107                      (347)

Income tax expense                                             371                        --
                                                    ---------------------      ---------------------

Net income (loss)                                          $10,736                   $  (347)
                                                    =====================      =====================

Income (loss) per share
     Basic                                                 $  0.63                   $ (0.02)
                                                    =====================      =====================
     Diluted                                               $  0.56                   $ (0.02)
                                                    =====================      =====================

Weighted-average number of common
  shares outstanding
     Basic                                                  17,021                    16,183
                                                    =====================      =====================
     Diluted                                                19,130                    16,183
                                                    =====================      =====================


The accompanying notes are an integral part of these statements.

                           FINDWHAT.COM AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                    Preferred Stock        Common Stock
                                                    $.001 par Value       $.001 par value    Additional     Stock
                                                    ---------------       ---------------     Paid-In    Subscription
                                                   Shares     Amount    Shares     Amount     Capital     Receivable
                                                 ----------------------------------------------------------------------
Balance as of January 1, 2001                        -     $    -       15,099      $15       $13,511      $(1,251)

Issuance of common stock and warrants in
  connection with private placement net                                  1,350       1         1,349
Issuance of common stock in connection
  with exercises of stock options and warrants                            190        1          511
Sale of advertising agreement and settle-
  ment of stock subscription receivable                                                         173          1,251
Issuance of warrants in connection with
  metasearch services                                                                           495
Issuance of stock and warrants for
  consulting services                                                     13                    133
Amortization of service costs on warrants
  issued
Net Loss
                                                 ----------------------------------------------------------------------

Balance at December 31, 2001                         -     $    -       16,652      $17       $16,172      $     -

Issuance of common stock and warrants in
  connection with private placement, net                                 1,000       1         5,214
Issuance of common stock in connection
  with exercises of stock options and warrants                            525                   867
Tax benefit of exercise of non-qualified
  stock options                                                                                 253
Amortization of service costs on warrants
  issued
Net Income

                                                 ----------------------------------------------------------------------
Balance at December 31, 2002                         -     $    -       18,177      $18       $22,506      $     -
                                                 ======================================================================


                                                   Deferred             Accumu-
                                                   Service   Treasury    lated
                                                     Cost      Stock    Deficit     Total
                                                 ---------------------------------------------
Balance as of January 1, 2001                       $(741)     $(82)   $(10,663)    $   789

Issuance of common stock and warrants in
  connection with private placement net                                               1,350
Issuance of common stock in connection
  with exercises of stock options and warrants                                          512
Sale of advertising agreement and settle-
  ment of stock subscription receivable              594                              2,018
Issuance of warrants in connection with
  metasearch services                                147                                642
Issuance of stock and warrants for
  consulting services                               (122)                                11
Amortization of service costs on warrants
  issued                                             107                                107
Net Loss                                                                   (347)       (347)
                                                 ---------------------------------------------

Balance at December 31, 2001                       $ (15)      $(82)   $(11,010)    $ 5,082

Issuance of common stock and warrants in
  connection with private placement, net                                              5,215
Issuance of common stock in connection
  with exercises of stock options and warrants                                          867
Tax benefit of exercise of non-qualified
  stock options                                                                         253
Amortization of service costs on warrants
  issued                                              15                                 15
Net Income                                                               10,736      10,736

                                                 ---------------------------------------------
Balance at December 31, 2002                       $   -       $(82)   $   (274)    $22,168
                                                 =============================================

The accompanying notes are an integral part of this statement.

                           FINDWHAT.COM AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        ----------------------------------------
                                                                               2002                  2001
                                                                        ----------------------------------------
Cash Flows from Operating Activities

   Net income (loss)                                                       $     10,736           $      (347)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities
           Allowance for doubtful accounts                                           44                    28
           Depreciation and amortization                                            888                   481
           Equity based compensation                                                 15                 1,531
           Tax benefit of stock option exercises                                    253                     -
           Loss on sale of advertising contract                                       -                   996
           Deferred  income taxes                                                  (470)
      Changes in operating assets and liabilities
           Accounts receivable                                                   (1,177)                 (397)
           Prepaid expenses and other current assets                               (394)                 (117)
           Other assets                                                             (92)                  (29)
           Deferred revenue                                                         736                   417
           Accounts payable, accrued expenses and other liabilities               1,176                 1,546
                                                                        ------------------    ------------------
     Net Cash Provided by Operating Activities                                   11,715                 4,109
                                                                        ------------------    ------------------

Cash Flows from Investing Activities

    Purchase of short-term investments                                          (26,981)               (1,000)
    Proceeds from short-term investments                                         24,824                     -
    Purchase of equipment and furniture                                          (3,145)                 (506)
                                                                        ------------------    ------------------

    Net Cash Used In Investing Activities                                        (5,302)               (1,506)
                                                                        ------------------    ------------------

Cash Flows from Financing Activities

     Net proceeds from private placements                                         5,215                 1,350
     Proceeds from sale of advertising contract                                       -                   250
     Payments made on capital leases                                                (11)                  (32)
     Proceeds received from exercise of stock options and warrants                  867                   512
                                                                        ------------------    ------------------

     Net Cash Provided by Financing Activities                                    6,071                 2,080
                                                                        ------------------    ------------------

Increase in Cash and Cash Equivalents                                            12,484                 4,683

Cash and Cash Equivalents, Beginning of Period                                    5,498                   815
                                                                        ------------------    ------------------

Cash and Cash Equivalents at End of Period                                 $     17,982           $     5,498
                                                                        ==================    ==================

Interest Paid                                                              $          8           $         8
Income Taxes Paid                                                          $        935           $         -

The accompanying notes are an integral part of these statements.

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



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

    FindWhat.com and its subsidiary (collectively, the "Company") are developers and providers of performance-based marketing services for the Internet. FindWhat.com currently offers three proprietary performance-based services: the FindWhat.com Network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; a private label service, which offers large portals and search engines the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using FindWhat.com's turn-key operation; and BeFirst.com RankPro, a search engine optimization service. The Company operates in one reportable business segment. For the year ending December 31, 2002, BeFirst.com Rank Pro accounted for approximately 1% of total revenue.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.  Basis of Presentation


        The consolidated financial statements include the accounts and operations of FindWhat.com and its wholly-owned subsidiary BeFirst Internet Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    2.  Cash and Cash Equivalents


        Cash equivalents consist of highly liquid investments with original maturities of three months or less. At December 31, 2002 and 2001, the Company had cash and cash equivalents of approximately $21.1 million and $6.5 million, respectively.

    3.  Short-term Investments

        The Company's short-term investments as of December 31, 2002 and 2001, consisted of investments in a fixed rate guaranteed annuity contract with an insurance company. The company classifies this investment as available for sale. Due to the high liquidity of this instrument, the fair value approximates its carrying value. The instrument is not covered by any depository insurance.

    4.  Accounts Receivable

        Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a consistent

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE B (CONTINUED)

        basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off against the allowance.

    5.  Equipment and Furniture

        Equipment and furniture are stated at cost and depreciated using the straight-line method over the estimated useful lives for the respective assets, which range from three to five years. Depreciation expense consists of depreciation of computer equipment and furniture. Improvements to leased premises are amortized over the shorter of the related lease term or the useful lives of the improvements.

    6.  Revenues

        Revenues are generated primarily through click-throughs on our managed advertisers' paid listings (ad). When an Internet user clicks on a sponsored advertisement in the FindWhat.com Network, revenues are recognized in the amount of the advertiser's bid price. Revenues are also generated from the Company's private label service. With the private label service, revenues are recognized in accordance with the contractual revenue share payment agreement. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company records FindWhat.com Network click-through revenues gross and private label revenues net.

    7.  Operating Expenses

        Search serving expenses consist primarily of costs associated with designing and maintaining the FindWhat.com Network and private label service, providing the BeFirst.com service, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining the FindWhat.com network and private label service include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees. Costs associated with providing the BeFirst.com service includes salaries of related personnel, payments to consultants, and domain registration expenses for clients.

        Marketing, sales and service expenses consist primarily of amounts paid to third parties as commissions for distributing our search results, advertising and promotional expenditures, and payroll and related expenses to personnel engaged in marketing, customer service, credit transactions, corporate development, business affairs, affiliate group, business development, and sales functions.

        General and administrative expenses consist primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; and travel costs; depreciation of furniture and equipment for non-technical employees.

        Product development expenses consist primarily of payroll and related expenses for personnel responsible for the development of features and functionality for our FindWhat.com services and depreciation for related equipment used in product development. Product development costs are expensed as incurred.

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE B (CONTINUED)

    8.  Use of Estimates

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    9.  Deferred Service Costs

        Deferred service costs consist of the value of common stock and stock options issued for services that are provided to the Company in future periods and are shown as a reduction to stockholders' equity. Such amounts are expensed as services are received over the contract terms.

    10. Deferred Revenue

        Deferred revenue represents advance deposits made by the Company's clients against future click-throughs for keyword advertisements on the FindWhat.com Network.

    11. Accounting for Stock-Based Compensation

        The Company follows Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee stock options. As opposed to SFAS No. 123, which is a fair value-based method, APB No. 25 provides that compensation expense related to the Company's employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that elect to follow APB No. 25 to provide pro forma disclosure of the impact of applying the fair value method of SFAS No. 123. The Company expects to continue following the guidance under APB No. 25 for stock-based compensation to employees.

        If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed by SFAS No. 123, then the Company's net income (loss) and net income (loss) per share would be decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                   2002        2001
                                                                   ----        ----
            Net income (loss), as reported                       $10,736       $  (347)
            Deduct:  Total stock-based employee
            compensation expense determined under fair
            value based method for all awards, net of
            related tax effects                                  (1,434)        (1,074)
                                                                 -------        -------
            Pro forma net income (loss)                           $9,302       $(1,421)
                                                                  ======       ========
            Earnings per share:
                Basic--as reported                                 $0.63        $(0.02)
                                                                   =====        =======
                Basic--pro forma                                   $0.55        $(0.09)
                                                                   =====        =======
                Diluted--as reported                               $0.56        $(0.02)
                                                                   =====        =======
                Diluted--pro forma                                 $0.49        $(0.09)
                                                                   =====        =======

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



NOTE B (CONTINUED)

    12. Advertising Costs

        Advertising costs are charged to operations when incurred. Advertising expense for the years ended December 31, 2002 and 2001, were approximately $24,000 and $1.9 million respectively.

    13. Income Taxes

        Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards, and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

    14. Impairment of Long Lived Assets

        Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. This adoption had no impact on the Company's financial position and results of operations for the periods presented.

    15. Recently Issued Accounting Standards

        In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS 148 amends current disclosure requirements and requires prominent disclosures on both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note J for the disclosures required by this standard at December 31, 2002.

    16. Reclassification

        Certain previously reported amounts have been reclassified to conform to the current presentation. In order to conform to the method of presentation used by other Keyword Advertising companies, the Company made certain changes in the presentation of the Statement of Operations in the current year. The Company created a new expense line item called Search Serving expense. Search Serving expense includes the operating costs of the Company's BeFirst.com service, and the costs of operating the FindWhat.com network, including connectivity, depreciation of servers and other equipment, and related personnel expense. Previously, the Company included credit card fees in Cost of Goods Sold. Beginning in Q2 2002,

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



NOTE B (CONTINUED)

        the Company included those fees in General and Administrative expense. The Company's 2002 and 2001 income statements included above now also reflect this new presentation format. These changes represent an enhanced presentation for certain expense categories.

NOTE C - EQUIPMENT AND FURNITURE

    Equipment and furniture at December 31, consisted of the following (in thousands):

                                                                           2002               2001
                                                                           ----               ----
      Computer equipment                                                  $4,162             $1,499
      Furniture                                                              536                116
      Leased assets                                                           73                 73
      Leasehold improvements                                                  62                  -
                                                                              --             ------

                                                                           4,833              1,688
      Less accumulated depreciation and amortization                      (1,712)             ( 824)
                                                                        --------            -------

                                                                        $  3,121            $   864
                                                                        ========            =======

    Included in accumulated depreciation is $70,336 and $67,754 relating to accumulated depreciation on equipment under capitalized lease obligations as of December 31, 2002 and 2001, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, consisted of the following (in thousands):

                                                                           2002               2001
                                                                           ----               ----
      Accounts payable                                                    $  394             $  648
      Revenue-sharing agreements                                           2,480              1,227
      Consultant settlement agreement                                          -                262
      Accrued compensation                                                   865                462
      Professional fees                                                       70                 92
                                                                              --                 --

                                                                          $3,809             $2,691
                                                                          ======             ======


NOTE E - RELATED PARTY TRANSACTIONS

    The Company shares office space and office salaries in New York with WPI Advertising Inc. ("WPI"). WPI is an affiliate of an officer, director and shareholder of the Company. For the years ended December 31, 2002 and 2001, the Company paid WPI approximately $106,000 and $200,000, respectively, for its share of office space and office salaries.

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



NOTE E (CONTINUED)

    The Company utilizes Porter, Wright, Morris & Arthur LLP to provide various legal services. John Pisaris, the brother of the Company's Chairman, Chief Executive Officer and President, Craig Pisaris-Henderson, is a partner in Porter, Wright, Morris & Arthur LLP. For the years ending December 31, 2002 and 2001, the Company incurred legal fees from Porter, Wright, Morris & Arthur LLP for services rendered of approximately $445,000 and $298,000, respectively.

NOTE F - COMMITMENTS

    1.  Operating Leases

        The Company leases office space in Florida and California under the terms of operating leases that expire November 30, 2012 and April 30, 2005, respectively. Both leases contain provisions requiring the Company to pay their pro rata share of operating expenses. On November 13, 2002, the Company also entered into an operating lease for new offices in New York. These amounts have been included in the lease commitments shown below.

        Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2002 (in thousands):

                  2003                                         $    715
                  2004                                              768
                  2005                                              741
                  2006                                              737
                  2007                                              757
                  Thereafter                                      3,713
                                                                  -----

                                                               $  7,431
                                                                  =====

        For the years ended December 31, 2002 and 2001, the Company recorded approximately $268,000 and $146,000, respectively, as rent expense under its leasing arrangements.

    2.  Employment Agreements

        The Company has issued employment agreements to key executives containing various terms and conditions. In accordance with certain limitations, the employment agreements contain minimum salary requirements, accelerated option vesting terms and severance pay packages. Given the terms, conditions and limitations surrounding each employment agreement, management is unable to quantify the Company's obligation at December 31, 2002 and beyond.

    3.  Indemnifications

        The Company may indemnify officers and/or directors against all costs, expenses, and liabilities incurred in a threatened, pending, or completed action, suit or proceeding brought because such individual has acted in the capacity of director and/or officer of the Company. The officer and/or director must have conducted

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE F (CONTINUED)

        him or herself in good faith, and reasonably believed that his or her conduct was in, or not opposed to, the Company's best interests. In a criminal action he or she must not have had a reasonable cause to believe his or her conduct was unlawful. Costs not covered by the Company's directors and offers liability insurance will be covered by the Company. This indemnification is ongoing and does not include a limit on the maximum potential future payments; nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

NOTE G - CONCENTRATIONS

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company places its cash and cash equivalents with high quality credit financial institutions. In general, through the year, such instruments exceeded the FDIC insurance limit of $100,000.

    During the years ending December 31, 2002 and 2001, no advertiser represented more than 10% of our total revenue. For the year ending December 31, 2002, two distribution partners each represented over 10% of total revenue, and in the year ending December 31, 2001, one distribution partner represented over 10% of total revenue. However, none of these distribution partners represented more than 15% of total revenue during either year.

NOTE H - PRIVATE PLACEMENTS

    In March 2001, the Company completed a private placement of its common stock with accredited investors. The Company issued 1,350,000 shares of common stock for $1.00 per share and received gross proceeds of $1.35 million. In connection therewith, the Company also issued 202,500 warrants to purchase shares of the Company's common stock at exercise prices ranging from $1.00 to $1.52.

    In December 2002, the Company completed a private placement of its common stock with accredited investors. The Company issued 1,000,000 shares of common stock for $5.80 per share and received gross proceeds of $5.8 million.

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

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001


NOTE I (CONTINUED)

        In March 2001, the Company sold unused advertising services to a consultant for $250,000 in cash and issued a warrant to purchase 125,000 shares of common stock valued at $172,500, on the grant date. Prior to the sale of the unused advertising and stock subscription receivable, the Company recognized $771,783 of expense for the quarter ended March 31, 2001. As a result of this transaction, the Company recognized a loss of approximately $996,000 in 2001, which is shown as "Loss on sale of advertising contract" on the statement of operations.

    2.  Go2Net Transaction

        In March 2000, the Company entered into a one-year agreement with Go2Net, Inc. ("Go2Net"), whereby Go2Net provided the Company with metasearch services, allowing the Company to have its search results incorporated with Go2Net's. In exchange for these services, Go2Net received warrants to purchase 725,000 shares of the Company's common stock at $5.50 per share. Pursuant to the agreement, as the Company issued any additional shares of common stock, non-plan options or warrants at an exercise price less than the exercise price of $5.50, then in each case, the exercise price was lowered to an amount determined as per the agreement and Go2Net was entitled to receive an additional number of shares calculated as per the agreement. The value of the warrants was re-measured at each reporting date until the services were completed. These warrants were valued at approximately $587,000 based on the market price as of December 31, 2000, and, accordingly, approximately $440,000 was charged to operations and reflected in sales and marketing expense for the year ended December 31, 2000. As of December 31, 2000, based on adjustments made pursuant to the agreement, the total warrants outstanding were 803,936, with an exercise price of $4.96 per share.

        In March 2001, the Company amended the agreement and fixed the number of warrants outstanding to 801,839 at an exercise price of $4.97. In 2001, the Company recorded an expense of approximately $643,000 pursuant to this agreement.

    3.  Other Transactions

        In February 2001, the Company issued a warrant to purchase 125,000 shares of common stock at $1.00 per share for consulting services. The fair market value of the warrant determined using an option pricing model was $122,500 and was amortized over one year, the term of the consulting agreement. As of December 31, 2001, approximately $15,000 was shown as deferred service cost in stockholders' equity. The remaining deferred service costs at December 31, 2001 were fully amortized during the year ended December 31, 2002.

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

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



NOTE J (CONTINUED)

    On June 11, 2001, the Company's shareholders approved an amendment increasing the number of shares available for issuance under the Company's 1999 Stock Incentive Plan from 1,975,000 to 4,200,000 shares and increasing the number of shares an individual employee can receive from 600,000 to 1,000,000.

    During the years ended December 31, 2002 and 2001, the Company granted options to employees and directors totaling approximately 861,000 and 1,414,600, respectively, and granted no options to non-employees. The options issued to employees in 2002 and 2001 vest in a range of immediate vesting up to four years vesting and expire in ten years.

    The fair value of the Company's stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                             For the year
                                                                          ended December 31,
                                                                     --------------------------
                                                                       2002               2001
                                                                       ----               ----
      Volatility                                                      85.2%             138.0%
      Risk-free rate                                                  4.2%                5.6%
      Expected life                                                   9.3 YEARS          10.0 YEARS
      Annual forfeiture rate                                          0%                  0%
      Expected dividends                                              0                   0


    The weighted-average fair value of Plan options granted during the years ended December 31, 2002 and 2001 was $3.31 and $1.53, respectively, and the weighted-average exercise price was $3.96 and $1.58, respectively.

    Stock option activity under the Plan during the years ended December 31, 2002 and 2001 is summarized below (in thousands, except per share amounts):

                                                                              Weighted-
                                                                               average
                                                                              exercise
                                                            Options             price
                                                            -------             -----
      Balance, December 31, 2000                              1,494           $  2.63

      Granted                                                 1,414              1.58
      Exercised                                                 (38)             2.39
      Canceled                                                  (48)             2.77
                                                              -----

      Balance, December 31, 2001                              2,822              2.11

      Granted                                                   861              3.96
      Exercised                                                (154)             1.79
      Canceled                                                  (85)             3.22
                                                              -----

      Balance, December 31, 2002                              3,444           $  2.55
                                                              =====

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




NOTE J (CONTINUED)

    The following table summarizes information concerning currently outstanding and exercisable stock options under the Plan (in thousands, except per share amounts):

                                          Weighted-
                                           average         Weighted-                    Weighted-
           Range                          remaining         average                      average
        of exercise       Number         contractual       exercise         Number      exercise
           price        outstanding      life (years)        price        exercisable     price
       ----------       -----------      -------------      -------       -----------   -------
       $1.00 - $ 3.00       2,306           6.4             $ 1.61           1,614        $1.67
        3.01 -   6.00       1,092           8.8               4.34             183         5.40
        6.01 -   9.00          41           7.1               6.53              20         6.55
       12.00                    5           7.2              12.00               3        12.00
                                -                                                -

      Total                 3,444           7.2             $ 2.55           1,820        $2.11
                            =====           ---             ------           =====        -----

NOTE K - PER SHARE DATA

    For the period ending December 31, 2002 there were 1.3 million outstanding options and warrants at a price range of $4.65 - $12.00, which were excluded from the dilutive earnings per share calculation because the effect would be anti-dilutive. All of the Company's options and warrants were considered anti-dilutive for the period ending December 31, 2001 due to the Company's net loss for the period.

    The following is a reconciliation of the number of shares used in the basic and diluted computation of income (loss) per share (in thousands):

                                                        December 31,
                                                    2002            2001
                                                   ------          ------
      Weighted-average number of common
         shares outstanding - basic                17,021           16,183

      Dilution from stock options and
         Warrants                                   2,109             -
                                                   ------          ------

      Weighted-average number of common
         shares and common share equivalents
         outstanding - diluted                     19,130           16,183
                                                   ======           ======


                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




NOTE K (CONTINUED)

    At December 31, 2002 and 2001 the Company had approximately 2.3 million and
    2.6 million warrants outstanding at a weighted average exercise price of $3.59 and $3.31, respectively. The Company's warrant activity during the years ended December 31, 2002 and 2001 is summarized below (in thousands, except for share amounts):

                                                                              Weighted-
                                                                               average
                                                                              exercise
                                                            Warrants            price
                                                            --------            -----
      Balance, December 31, 2000                              2,327           $  3.71

      Granted                                                   453              1.05
      Exercised                                                (151)             2.78
      Canceled                                                  -                 -
                                                              -----

      Balance, December 31, 2001                              2,629              3.31

      Granted                                                   -                 -
      Exercised                                                (371)             1.60
      Canceled                                                  -                 -
                                                              -----

      Balance, December 31, 2002                              2,258           $  3.59
                                                              =====

    The following table summarizes information concerning currently outstanding and exercisable warrants (in thousands, except per share amounts):

                                          Weighted-
                                           average         Weighted-                    Weighted-
           Range                          remaining         average                      average
        of exercise       Number         contractual       exercise         Number      exercise
           price        outstanding      life (years)        price        exercisable     price
       ----------       -----------      -------------      -------       -----------   -------
       $1.00 - $ 3.00         826           2.8             $ 2.17             826        $2.17
        3.01 -   6.00       1,432           2.4               4.41           1,432         4.41
                       ---------------                                 --------------

      Total                 2,258           2.5             $ 3.59           2,258        $3.59
                            =====           ---             ------           =====        -----

                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001




NOTE L - DATABASE LICENSE

    In August 1999, the Company acquired a database license from Inktomi, Inc. ("Inktomi"), which required minimum aggregate payments of $600,000 over the three-year life of the contract. The Company accounted for this license as an executory contract and recorded expense as the service was provided. As of December 31, 2001, payments of $340,000 under the license had been expensed, of which $260,000 had been paid. In April 2001, the Company reached an agreement with Inktomi to terminate this executory contract.

NOTE M - INCOME TAXES

    Components of the Company's deferred tax asset at December 31, are as follows (in thousands):

                                                                           2002               2001
                                                                 --------------------------------------
      Stock option compensation                                          $   593            $   318
      Deferred service cost                                                   24                 43
      Net operating loss carryforwards                                         -              3,500
      Capital expenditures                                                     -                 43
      Other                                                                   36                101
                                                                            ----            -------

                                                                             653              4,005
      Valuation allowance                                                   (183)            (4,005)
                                                                            ----            -------

      Net deferred tax asset                                         $       470            $     -
                                                                      ================      =======

    The recognition of deferred tax assets is appropriate if realization of such assets is more likely than not. Accordingly, based on current and projected taxable income in the near future, the Company released a net valuation allowance of approximately $3.8 million during the year ending December 31, 2002, of which approximately $400,000 was released in the fourth quarter. Included in other assets at December 31, 2002 was a long-term deferred tax asset of approximately $24,000.

    The income tax expense in the consolidated statements of operations consisted of the following during the years ended December 31, 2002 (in thousands):

                                                                   2002             2001
                                                              --------------------------------
      Current provision                                            $ 841           $   -
                                                                   -----

      Deferred provision (benefit):
        Other deferred items                                       3,352              101
        Change in valuation allowance                             (3,822)            (101)
                                                                  -------            -----
                                                                    (470)              -

         Total                                                     $ 371           $   -
                                                              ================================


                           FINDWHAT.COM AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001



NOTE M (CONTINUED)

   The reconciliation of the Company's statutory tax rate to the effective tax rate is as follows for the year ended December 31:

                                                                   2002              2001
                                                             -----------------------------------
      Federal tax rate                                             34.0%             34.0%
      State tax rate, net of federal benefit                        3.2               3.2
      Deferred tax asset valuation allowance                      (34.9)            (37.2)
      Other                                                         1.0               -
                                                                    ---               -

                                                                    3.3%              0.0%
                                                                   =====           =======

NOTE N - LITIGATION

    Our principal competitor, Overture Services, Inc. purports to be the owner of a United States patent that was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. Overture Services has advised us that they believe our current bid-for-position business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge Overture's patents in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against the Company in the District Court for the Central District of California in Los Angeles, alleging that we are infringing their patents. In the litigation, the Company is seeking a declaration that Overture's patent is invalid and unenforceable and not infringed by the Company and Overture is seeking a permanent injunction against any act by the Company deemed by the court to infringe Overture's patent, an award of unspecified monetary damages, and attorney's fees, costs and expenses.

    The Company expenses all legal fees as incurred, and is a defendant in various legal proceedings from time to time, regarded as normal to its business and, in the opinion of management, the ultimate outcome of such proceedings, including the Overture matter as discussed above, are not expected to materially affect the Company's financial position or the results of its operations. As such, no accruals have been made related to the Company's legal proceedings.