Form 10KSB/A
period 2002-12-31
FINDWHAT COM INC
filed 2003-04-30
CIK 1094808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A
                               (Amendment No. 1)


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

        There were 18,169,513 shares of the Registrant's Common Stock outstanding on December 31, 2002.

        Transitional Small Business Disclosure Format (check one):
        Yes       No  X
            ----     ----

                       DOCUMENTS INCORPORATED BY REFERENCE


                                     None.



                             EXPLANATORY STATEMENT

     FindWhat.com (the "Company") is amending its Annual Report on Form 10-KSB for the year ended December 31, 2002 filed on March 11, 2003. This amendment is being made to include Items 9, 10 and 12 and to include information previously omitted from Item 11 which the Company previously indicated would be incorporated by reference to its Proxy Statement for the 2003 Annual Meeting of Stockholders. Additionally, the Company has amended Notes B.11. and J to the Financial Statements.

     Further, pursuant to Regulation Section 240.12b-15 of the Securities and Exchange Commission, the Company has provided new certifications by its President and Chief Executive Officer, and its Chief Financial Officer as specified in Regulation Section 240.15d-14 and under Section 906 of the Sarbanes-Oxley Act of 2002, codified as 18 U.S.C. Section 1350.

     Finally, the Company added references to Exhibit 99.1 and 99.2 to the
Exhibit Index to file and is filing as exhibits the aforementioned certifications by its President and Chief Executive Officer, and its Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, codified as 18 U.S.C. Section 1350 which were previously submitted as correspondence to the Securities and Exchange Commission along with the March 11, 2003 filing of the Form 10-KSB for the year ended December 31, 2002.

     The Company will provide a version of the annual Form 10-KSB/A that is marked to show changes upon request at no charge. Requests should be directed in writing to: FindWhat.com, 5220 Summerlin Commons Boulevard, Fort Myers, Florida 33907, Attention: Karen Yagnesak.

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


ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


DIRECTORS OF THE COMPANY

         The following table sets forth the name, age and business experience of the Directors of the Company:

                        NAME AND BUSINESS EXPERIENCE

                                                                             AGE


Craig A. Pisaris-Henderson                                                    33

Mr. Pisaris-Henderson has served as our chairman since June 2002, our chief executive officer since March 2001, and our president and secretary and as one of our directors since we acquired BeFirst Internet Corporation ("BeFirst") in June 1999. From June 1999 until March 2001, Mr. Pisaris-Henderson also served as our chief technology officer. Prior to that time, he served as vice president and secretary and a director of BeFirst from its inception in March 1998. He served as president and chief executive officer of Internet Services International, Inc. and its predecessor, H.E. Internet Services (founded under the name Henderson Enterprises) from 1993 to May 1999. From May 1998 to September 2000, he served as chairman of the board of directors, president, and chief executive officer of E-troop.com, a provider of business-to-business multimedia Internet content, web site design and distribution services.

Courtney P. Jones                                                             44

Mr. Jones has served as our vice chairman of the board of directors since June 2002; prior to that Mr. Jones served as chairman of the board of directors since we acquired BeFirst in June 1999. Prior to that time, he served as the president and as a director of BeFirst from its inception in March 1998. From November 1993 through February 2000, he served as president and a director of V-Lite Video Corporation, a direct marketing production and distributing company.

Robert D. Brahms                                                              45

Mr. Brahms has served as our vice chairman since March 2001 and a director since we acquired BeFirst in June 1999. Prior to March 2001, Mr. Brahms served as our chief executive officer and treasurer since June 1999. Prior to that time, he served as a vice president and treasurer and as a director of BeFirst from its inception in May 1998. Mr. Brahms has served as the president, chief executive officer and director of WPI Advertising since it was founded in 1986. WPI is a general advertising firm and sales representative firm for other advertising media, including print and Internet.

Rupinder Sidhu                                                                46

Mr. Sidhu has served as one of our directors since April 2001. Mr. Sidhu co-founded Arena Capital, LLC, a private investment firm, in April 1999 and has served as a Managing Director since inception. Mr. Sidhu is also the managing member of Merion Capital Management, LLC, a private investment firm he founded in January 1995. In 1982, Mr. Sidhu joined the leveraged buyout unit in the mergers and acquisitions department of Merrill Lynch. In 1985, Mr. Sidhu was one of the founding partners of Merrill Lynch Capital Partners, Inc., the management company for MLCP Fund I, a $400 million private equity fund. In 1989, Mr. Sidhu was named a managing director of Merrill Lynch MLCP Fund II, a $1.5 billion private equity fund, and served in that capacity until 1994. Mr. Sidhu served on the board of Merrill Lynch Capital Partners until 2000.

Frederick E. Guest II                                                         65

Mr. Guest has served as one of our directors since April 2001. Mr. Guest has been the president and owner of Guest Capital LLC, a private fund investing in high-technology companies since 1997. From 1985 to 1996, Mr. Guest was the president and owner of Vinoy Development Company, a resort development company. Prior to Vinoy Development Company, Mr. Guest was the chairman of Bessemer Securities Corporation, a private $4 billion investment company; chairman of Bessemer Venture Partners, a private $1 billion venture capital company; chairman of Phipps Land Company; and vice-chairman of Bessemer Trust Company, a private $37 billion bank.

Kenneth E. Christensen                                                        47

Mr. Christensen has been an independent consultant since February 2003. From May 2001 to February 2003, Mr. Christensen was the vice president/general manager of Hispanic Broadcasting Los Angeles, a five station radio cluster. From January 2001 until May 2001, he was an independent consultant. Prior to January 2001, he was the vice president/general manager of Viacom Broadcasting's "STAR 98.7", "B100.3" and KFI/KOST Los Angeles, based radio stations. Mr. Christensen joined Viacom Broadcasting in August 1995.


Phillip R. Thune                                                              32

Mr. Thune has been a director since January 2002 and has served as our chief operating officer since November 2000 and as our chief financial officer since April 2000. From 1996 to April 2000, he served as the chief financial officer and a director of Broadcasting Partners Holdings, L.P., which had controlling equity positions in five platform companies operating 38 radio stations in eleven markets. The stations were sold to Citadel Communications Corporation in April 2000. Prior to Broadcasting Partners Holdings, Mr. Thune worked in the Media & Communications group of Alex Brown & Sons' investment banking division, and was vice president of Corporate Development and Strategic Planning for Broadcasting Partners, Inc., a publicly traded radio broadcasting company that merged with Evergreen Media in 1995.

Robert J. Mylod                                                               36

Mr. Mylod has been a director since January 2002. Mr. Mylod has been the chief financial officer of Priceline.com since November 2000. From May 2000 to October 2000, Mr. Mylod was acting chief financial officer for WebHouse Club, Inc. From January 1999 to October 2000, Mr. Mylod held several different positions within Priceline.com's financial department. Prior to joining Priceline.com, Mr. Mylod was a principal at Stonington partners, a private equity investment firm that manages over $1 billion of institutional capital dedicated to venture capital investments and leveraged buyouts.



OFFICERS OF THE COMPANY

         In addition to Messrs. Pisaris-Henderson and Thune, the following individuals are officers of the Company.

         David Rae, age 47, has served as our executive vice president since April 2002, and served as our vice president of operations from January 2002 until April 2002. Prior to January 2002, Mr. Rae completed a variety of successful re-start, new strategy, and funding assignments through his consulting firm, Rae Enterprises. From January 1995 to October 1999, Mr. Rae was founder and CEO of Attitude Network, owner of the leading computer games sites on the Internet and Hotel Discounts, which was sold to Hotel Reservations Network (now Hotels.com), and is the Internet's largest source of discount accommodations worldwide. From January 1984 to November 1994, Mr. Rae was president of SpectraFAX Corp., one of the leading designers of communications products for personal computers. Mr. Rae holds a U.S. Patent in facsimile communications technology.

         Anthony A. Garcia, age 24, has served as our chief technology officer since April 2001. Prior to that time, he served as our director of technology since June 1999. Prior to June 1999, he served as director of technology of BeFirst from its inception in May 1998. From 1997 to May 1998, Mr. Garcia served as founding partner and director of technology of Internet Services International.

         Brenda Agius, age 39, has served as our vice president of finance since April 2002. From December 1999 to April 2002, Ms. Agius served as the chief financial officer of Preferred Medical Group Inc., a leader in the renal care industry. From May 1997 to February 2000, Ms. Agius was the Director of Finance for the Christian and Missionary Alliance Foundation, Inc. From January 1994 until April 1997, Ms. Agius was a public accountant, first with Deloitte & Touche and then with Coopers & Lybrand.

         Peter Neumann, age 39, has served as our vice president of business development since April 2000. From August 1999 to April 2000, Mr. Neumann served as the manager business development search and directory of Go2Net, Inc., a leading Internet network which provides consumer services, business services and enabling services. Prior to joining Go2Net, Inc. and beginning in February 1997, Mr. Neumann was in sales for Design Intelligence, a software development publishing company. From February 1995 to February 1997, Mr. Neumann served as the manager and chef of Vicino Bistro in Seattle, Washington.

         Jason Williams, age 29, has served as our vice president of strategic planning since March 2002, and as the managing director of the Company's BeFirst division since March 2000. From January 1999 to February 2000, Mr. Williams was a consultant at Electronic Data Systems, where he worked with corporations such as Meredith Corp., a publishing and integrated marketing services provider, to streamline processes and reduce operational costs. From March 1985 to December 1999, Mr. Williams built and operated a yacht management and brokerage business.

         Daniel Ballister, age 39, has served as our vice president of sales since November 2002. From October 1998 to October 2001, Mr. Ballister was the national director of sales for Go2Net, then subsequently the vice president of sales for Infospace (which merged with Go2Net in October 2000), a Top-10 ranked popular search destination. From December 1994 to October 1998, Mr. Ballister held several sales management positions within Cendant Inc. These divisions included the Entertainment Publications division, and the Cendant Interactive Services division, which maintained exclusive responsibility for online advertising sales for Microsoft's Sidewalk.com online city guides. From December 1992 to December 1994, Mr. Ballister worked in business development for Hallmark Cards, and he served in the U.S. Navy in San Diego as a surface warfare officer from May 1986 to May 1991.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission. Copies of the reports are required by Securities and Exchange Commission regulation to be furnished to the Company. Based on its review of such reports and written representations from reporting persons, the Company believes that all filing requirements were complied with during fiscal 2002.

ITEM 10.        EXECUTIVE COMPENSATION.

         The following tables and charts show for the last three years the compensation paid by FindWhat.com to its chief executive officer, and the four other most highly compensated executive officers whose aggregate salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                               FISCAL YEAR       ANNUAL COMPENSATION       COMPENSATION
NAME AND PRINCIPAL                ENDED          --------------------       -----------      ALL OTHER
    POSITION                    DECEMBER 31      SALARY       BONUS         OPTIONS (#)     COMPENSATION
----------------------------   ------------    ---------     --------       -----------     -------------
Craig A. Pisaris-Henderson         2002        $ 266,952     $ 92,000        150,000           --
Chairman, Chief Executive          2001          197,855       55,200        250,000           --
Officer and President              2000          173,077         --               --           --

Phillip R. Thune                   2002        $ 232,663     $ 92,000        125,000           --
Chief Operating Officer and        2001          167,000       55,200        250,000           --
Chief Financial Officer            2000          104,446         --          260,000           --

Robert D. Brahms                   2002        $ 180,000     $     --             --           --
Vice Chairman                      2001          175,626       18,400        100,000           --
                                   2000          173,077         --           10,000           --

David Rae                          2002        $ 162,923     $ 90,000         80,000           --
Executive Vice President           2001            --            --               --           --
                                   2000            --            --               --           --

Anthony A. Garcia                  2002        $ 154,077     $ 48,500         50,000           --
Chief Technology Officer           2001          129,893       27,600        250,000           --
                                   2000          114,607           --        240,000           --
---------------

OPTION GRANTS IN LAST FISCAL YEAR

         The following table provides certain information regarding stock options granted during 2002 to each of the executive officers named in the Summary Compensation Table.


                                            INDIVIDUAL GRANTS
                              -----------------------------------------------    POTENTIAL REALIZABLE VALUE
                                        % OF TOTAL                                 AT ASSUMED ANNUAL RATES
                                         OPTIONS                                 OF STOCK PRICE APPRECIATION
                              OPTIONS   GRANTED TO     EXERCISE                       FOR OPTION TERM(1)
                              GRANTED   EMPLOYEES IN     PRICE    EXPIREATION   ------------------------------
            NAME                (#)     FISCAL YEAR    ($/SHARE)      DATE      0%($)     5%($)        10%($)
----------------------------  -------   ------------   ---------  -----------   -----    -------      --------

Craig A. Pisaris-Henderson    150,000      17.4%       $4.00       4/17/2012      --     $377,337     $956,245

Phillip R. Thune              125,000      14.5%       $4.00       4/17/2012      --     $314,447     $796,871

Robert D. Brahms                   --        --           --           --         --           --          --

David Rae                      80,000       9.3%       $3.26        4/9/2012      --     $164,016     $415,648

Anthony A. Garcia              50,000       5.8%       $4.00       4/17/2012      --     $125,779     $318,748

---------------

(1) The amounts under the columns labeled "5%($)" and "10%($)" are included by us pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of our common stock. Such amounts are based on the assumption that the option holders hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of our common stock. The column headed "0%($)" is included to illustrate that the options were granted at fair market value and option holders will not recognize any gain without an increase in the stock price.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

          The following table provides certain information regarding the exercise of stock options during 2002, and the number and value of stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2002.

                              SHARES                                                  VALUE OF UNEXERCISED
                             ACQUIRED                   NUMBER OF UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                ON        VALUE       OPTIONS AT FISCAL YEAR END      FISCAL YEAR END ($)(1)
                             EXERCISE    REALIZED    ---------------------------   -----------------------------
        NAME                   (#)         ($)       EXERCISABLE   UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----------------------       --------    --------    -----------   -------------   -------------   -------------

Craig A. Pisaris-Henderson     --          --          380,667       150,000         $2,224,315      $  565,500

Phillip R. Thune               --          --          205,000       430,000         $1,027,687      $2,252,200

Robert D. Brahms               --          --          232,667            --         $1,417,330           --

David Rae                      --          --               --        80,000                 --      $  360,800

Anthony A. Garcia              --          --          290,000       270,000         $1,844,300      $1,578,900

--------------

(1) Represents the total gain which would have been realized if all in-the-money options held at fiscal year-end had been exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and per share fair market value at year-end. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

EMPLOYMENT, NON-COMPETITION AND CONFIDENTIALITY AGREEMENTS WITH CERTAIN EXECUTIVE OFFICERS

         We have entered into employment agreements with Messrs. Pisaris-Henderson, Thune, and Rae effective September 20, 2002. The agreements have an initial term of one year, after which each will renew automatically for additional one year periods on the same terms and conditions, unless either party to the agreement provides notice to the other of an intention not to extend it prior to the end of its term. The employment agreements provide for minimum annual base salaries of $282,500, $247,500 and $170,000 respectively for each executive. The employment agreements require the Company to compensate the executives and provide them with certain benefits if their employment is terminated before the agreements expire. The compensation and benefits the executives are entitled to receive upon termination of employment vary depending on whether their employment is terminated: (1) by the Company without "cause";
(2) by the Company for "cause," or by the executive for "good reason"; (3) involuntarily due to death or disability; or (4) by the executive without "good reason."

         We have also entered into an employment agreement with Mr. Garcia. This agreement is effective for the term of the executive's employment. Mr. Garcia's employment agreement provides for a minimum annual base salary of $140,000. The compensation and benefits Mr. Garcia is entitled to receive upon termination of employment varies depending on whether his employment is terminated: (1) by the Company without "cause"; (2) by the Company for "cause," or by the executive for "good reason"; (3) involuntarily due to death or disability; or (4) by the executive by written notice to the Company.

         We also entered into Confidentiality, Assignment and Noncompetition Agreements with Messrs. Pisaris-Henderson, Thune, Rae and Garcia which prohibit the executives from becoming directly or indirectly connected with any business or entity that is engaged in the same "business" as the Company during the term of their employment with the Company and for a period of twelve months following employment separation. These agreements also provide the Company with protection for its confidential information and intellectual property.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF DIRECTORS, OFFICERS AND CERTAIN BENEFICIAL OWNERS

         The following table sets forth information regarding beneficial ownership of the Company's Common Stock, as of March 31, 2003, by (i) each person known by the Company to beneficially own five percent or more of any class of the Company's capital stock, (ii) each director, (iii) each of the Company's executive officers, and (iv) the directors and executive officers of the Company as a group. At March 31, 2003 the Company had 18,747,127 common shares outstanding.

         Except as otherwise noted below, the address of each of the persons in the table is c/o FindWhat.com, 5220 Summerlin Commons Boulevard, Fort Myers, Florida 33907.


      NAME OF AND ADDRESS OF          NUMBER OF SHARES           PERCENTAGE
          BENEFICIAL OWNER           BENEFICIALLY OWNED(1)       OF CLASS(2)
      ----------------------         ------------------          -----------
Craig A. Pisaris-Henderson               1,718,167 (3)                9.0%

Courtney P. Jones                        1,932,928 (4)               10.2%

Robert D. Brahms                         1,951,707 (5)               10.3%

Rupinder Sidhu                           1,618,000 (6)                8.3%

Peter V. Miller                          1,295,000 (7)                6.9%

Kenneth E. Christensen                      38,000 (8)                  **

Frederick E. Guest II                      673,550 (9)                3.6%

Robert J. Mylod, Jr.                        25,000 (10)                 **

Phillip R. Thune                           323,750 (11)               1.7%

Anthony A. Garcia                          542,188 (12)               2.8%

David Rae                                   20,000 (13)                 **

Andrew Lessman                           1,635,038 (14)               8.7%
                                         ---------

All directors and executive officers
as a group (10 persons)                  8,843,290                   41.4%

----------------

** Represent beneficial ownership of less than 1% of our outstanding common stock.

(1) For purposes of the above table, a person is considered to "beneficially own" any shares with respect to which he exercises sole or shared voting or investment power or of which he has the right to acquire the beneficial ownership within 60 days of March 31, 2003. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2) "Percentage of Class" is calculated on the basis of the number of outstanding shares plus the number of shares a person has the right to acquire within 60 days of March 31, 2003.

(3) Includes 418,167 shares of common stock issuable pursuant to options granted under our Stock Incentive Plan.

(4) Includes 225,667 shares of common stock issuable pursuant to options granted under our Stock Incentive Plan.

(5) Includes 232,667 shares of common stock issuable pursuant to options granted under our Stock Incentive Plan.

(6) Includes 275,000, 375,000 and 155,000 shares of common stock owned by Mr. Sidhu, Merion Partners, L.P. and The Sidhu Family Foundation, respectively. Also includes 25,000 shares of common stock issuable to Mr. Sidhu pursuant to options granted under our Stock Incentive Plan, and 375,000, 375,000 and 37,500 warrants to purchase our common stock owned by Mr. Sidhu, Merion Partners, L.P. and The Sidhu Family Foundation, respectively. Both Merion Partners, L.P. and The Sidhu Family Foundation are affiliates of Mr. Sidhu.

(7) Includes 25,000 shares of common stock issuable pursuant to options granted under our Stock Incentive Plan.

(8) Includes 35,000 shares of common stock issuable pursuant to options granted under our Stock Incentive Plan.

(9) Includes 87,150 and 471,400 shares of common stock owned by Mr. Guest and Guest Capital, LLC, respectively. Also includes 25,000 shares of common stock issuable to Mr. Guest pursuant to options granted under our Stock Incentive plan, and 15,000 and 75,000 warrants to purchase our common stock owned by Mr. Guest and Guest Capital, LLC, respectively. Guest Capital, LLC is an affiliate of Mr. Guest.

(10) Includes 15,000 shares of common stock issuable pursuant to options granted under our Stock Incentive Plan.

(11) Includes 323,750 shares of common stock issuable pursuant to options granted under our Stock Incentive Plan.

(12) Includes 412,500 shares of common stock issuable pursuant to options granted under our Stock Incentive Plan.

(13) Includes 20,000 shares of common stock issuable pursuant to options granted under our Stock Incentive Plan.

(14) Includes 125,000 shares to be issued upon the exercise of warrants. The address of Andrew Lessman is 430 Parkson Road, Henderson, NV 89015.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth additional information as of December 31, 2002, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

                                                                                            Number of securities
                                                                                           remaining available for
                                 Number of securities to be   Weighted-average exercise     future issuance under
                                  issued upon exercise of       price of outstanding       equity compensation plans
                                    outstanding options,       options, warrants and         (excluding securities
                                    warrants and rights               rights                reflected in column (a))
Plan category                               (a)                        (b)                            (c)
                                 --------------------------   -------------------------    -------------------------
Equity compensation plans
approved by security holders              3,444,002                      $2.55                       534,162

Equity compensation plans not
approved by security holders              2,258,089(1)                   $3.59                            --

Total                                     5,702,091                      $2.96                       534,162


(1) Includes 1,051,839 warrants granted to certain consultants, advisors, vendors, customers, and suppliers of the Company in exchange for consideration in the form of goods and services.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         Some of the Company's sales and general and administrative activities were conducted out of the Manhattan offices of WPI Advertising, a business owned and operated by Robert D. Brahms, the Company's vice chairman and a director. From the Company's inception through February 2003, the Company paid WPI for office space and support services. These expenses for the years ended December 31, 2002 and December 31, 2001 were approximately $106,000 and $200,000, respectively.

         The Company utilizes Porter, Wright, Morris & Arthur LLP to provide various legal services. John Pisaris, the brother of the Company's chairman, chief executive officer, and president, Craig A. Pisaris-Henderson, is a partner in Porter, Wright, Morris & Arthur LLP. For the years ending December 31, 2002 and 2001, the Company incurred legal fees from Porter, Wright, Morris & Arthur LLP for services rendered of approximately $445,000 and $298,000, respectively.

         In February 2001, the Company issued a warrant to purchase 125,000 shares of common stock at $1.00 per share to Mr. Andrew Lessman, a greater than 5% shareholder of the Company, in exchange for consulting services. The fair market value of the warrant, as determined using an option pricing model, was $122,500 and was amortized over one year, the term of the consulting agreement. In February 2002, Mr. Lessman agreed to extend the consulting agreement in exchange for the Company waiving the $1.00 strike price on the original warrant.

         The Company believes that prior transactions with its officers, directors, and principal stockholders were on terms that were no less favorable than it could have obtained from unaffiliated third parties. The Company intends that all future transactions between it and its officers, directors, and stockholders beneficially owning 5% or more of our outstanding voting securities or their affiliates will be on terms no less favorable to it than it could obtain in arm's-length negotiations from unaffiliated third parties.


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

10.6##/+        Form of Non-Qualified Stock Option Agreement.

10.7##/+        Executive Employment Agreement between FindWhat.com and Dave Rae.

10.8*****/+     Executive Employment Agreement between FindWhat.com and Robert D. Brahms.

10.9##          Colonial Bank Plaza office building lease dated January 31, 2002, as amended.

10.10##/+       Executive Employment Agreement between FindWhat.com and Anthony Garcia.

23              Consent of Grant Thornton

24###           Powers of Attorney

99.1            Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2            Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.




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


###Incorporated by reference to the exhibit previously filed on March 11, 2003 with FindWhat.com's Form 10-KSB for the year ended December 31, 2002.


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


                                            FINDWHAT.COM


Date:     April 30, 2003                    By: /s/ Phillip R. Thune
                                               ---------------------------------
                                            Phillip R. Thune, Chief Operating Officer, Chief
                                            Financial Officer



        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April 2003.


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


        1. I have reviewed this annual report on Form 10-KSB/A of FindWhat.com;


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


Date: April 30, 2003


/s/ Craig A. Pisaris-Henderson
------------------------------------
Craig A. Pisaris-Henderson, Chairman, Chief Executive Officer and President FindWhat.com

                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

        I, Phillip R. Thune, certify that:


        1. I have reviewed this annual report on Form 10-KSB/A of FindWhat.com;


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


Date: April 30, 2003


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

        If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed by SFAS No. 123, then the Company's net income (loss) and net income (loss) per share would be decreased or increased to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                   2002        2001
                                                                   ----        ----
            Net income (loss), as reported                       $10,736       $  (347)
            Deduct:  Total stock-based employee
            compensation expense determined under fair
            value based method for all awards, net of
            related tax effects                                   (1,846)       (1,074)
                                                                 -------        -------
            Pro forma net income (loss)                           $8,890       $(1,421)
                                                                  ======       ========
            Earnings per share:
                Basic--as reported                                 $0.63        $(0.02)
                                                                   =====        =======
                Basic--pro forma                                   $0.52        $(0.09)
                                                                   =====        =======
                Diluted--as reported                               $0.56        $(0.02)
                                                                   =====        =======
                Diluted--pro forma                                 $0.46        $(0.09)
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

    The fair value of the Company's stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                             For the year
                                                                          ended December 31,
                                                                     --------------------------
                                                                       2002               2001
                                                                       ----               ----
      Volatility                                                      85.2%             138.0%
      Risk-free rate                                                  4.2%                5.6%
      Expected life                                                   8.8 YEARS          10.0 YEARS
      Annual forfeiture rate                                          0%                  0%
      Expected dividends                                              0                   0


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