Form 10-Q
period 2003-03-31
FINDWHAT COM INC
filed 2003-05-14
CIK 1094808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number: 0-27331

                                  FINDWHAT.COM
             (Exact name of registrant as specified in its charter)

                   NEVADA                                   88-0348835
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


           5220 SUMMERLIN COMMONS BOULEVARD, FORT MYERS, FLORIDA 33907 (Address of principal executive offices, including zip code)


                                 (239) 561-7229
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. YES  X    NO
                                                       ---      ---
         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). YES       NO  X
                                                    ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 18,956,339 shares of Common Stock, $.001 par value, were outstanding at April 30, 2003.

                                    FORM 10-Q

                                  FINDWHAT.COM

                                TABLE OF CONTENTS
                                -----------------


                                                                                           PAGE NO.
                                                                                           --------
PART I.   FINANCIAL INFORMATION

     Item 1.  Financial Statements.

                      Unaudited Condensed Consolidated Balance Sheets                         3
                           December 31, 2002 and March 31, 2003

                      Unaudited Condensed Consolidated Statements of Income                   4
                           For the Three Months Ended
                           March 31, 2002 and 2003

                      Unaudited Condensed Consolidated Statements of Cash Flows               5
                           For the Three Months Ended
                           March 31, 2002 and 2003

                      Notes to Interim Condensed Consolidated Unaudited                       6
                           Financial Statements For the Three Months Ended
                           March 31, 2002 and 2003

     Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                   10

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                    N/A

     Item 4.  Controls and Procedures.                                                       24

PART II.. OTHER INFORMATION

     Item 1.  Legal Proceedings.                                                             25

     Item 2.  Changes in Securities and Use of Proceeds.                                     N/A

     Item 3.  Defaults Upon Senior Securities.                                               N/A

     Item 4.  Submission of Matters to a Vote of Security Holders.                           N/A

     Item 5.  Other Information.                                                             N/A

     Item 6.  Exhibits and Reports on Form 8-K.                                              25

     Signatures.                                                                             27

     Certifications of CEO and CFO under Section 302 of the Sarbanes-Oxley Act of 2002.      28


ITEM 1.  FINANCIAL STATEMENTS

                           FindWhat.com and Subsidiary
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par values)


                                ASSETS                                         March 31,     December 31,
                                                                                 2003           2002
                                                                             (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                 $ 27,676        $ 17,982
    Short-term investments                                                          --           3,157
    Accounts receivable, less allowance for doubtful accounts of
       $101 and $95 at March 31, 2003 and December 31, 2002, respectively        2,297           1,920
    Deferred tax asset                                                             212             446
    Prepaid expenses and other current assets                                      408             519
                                                                              --------        --------
         Total current assets                                                   30,593          24,024

EQUIPMENT AND FURNITURE - NET                                                    3,317           3,121

OTHER ASSETS                                                                       172             167
                                                                              --------        --------
         Total assets                                                         $ 34,082        $ 27,312
                                                                              ========        ========
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                     $  5,495        $  3,809
    Current portion of capital lease obligations                                    --               4
    Deferred revenue                                                             1,194           1,243
    Other current liabilities                                                       80              80
                                                                              --------        --------
         Total current liabilities                                               6,769           5,136

OTHER LIABILITIES                                                                   35               8

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500 shares; none issued and outstanding                                      --              --
    Common stock, $.001 par value; authorized, 50,000
      shares; 18,754 and 18,177 respectively, issued; and 18,747 and
      18,170 respectively, outstanding                                              19              18
    Additional paid-in capital                                                  24,920          22,506
    Treasury stock; 7 shares, at cost                                              (82)            (82)
    Accumulated earnings (deficit)                                               2,421            (274)
                                                                              --------        --------
         Total stockholders' equity                                             27,278          22,168
                                                                              --------        --------
         Total liabilities and stockholders' equity                           $ 34,082        $ 27,312
                                                                              ========        ========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FindWhat.com and Subsidiary
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per share amounts)


                                        Three months ending    Three months ending
                                           March 31, 2003         March 31, 2002
Revenues                                     $15,849                  $ 8,712
                                             -------                  -------
Operating expenses
  Search serving                                 610                      493
  Marketing, sales and service                 8,969                    4,803
  General and administrative                   1,754                    1,386
  Product development                            298                       86
                                             -------                  -------
   Total operating expenses                   11,631                    6,768
                                             -------                  -------
Income from operations                         4,218                    1,944
Other income
  Interest income, net                           127                       31
                                             -------                  -------
Income before provision for
   income taxes                                4,345                    1,975
Income tax expense                             1,650                       --
                                             -------                  -------
Net income                                   $ 2,695                  $ 1,975
                                             =======                  =======
Net income per share
     Basic                                   $  0.15                  $  0.12
                                             =======                  =======
     Diluted                                 $  0.13                  $  0.10
                                             =======                  =======
Weighted-average number of common
  shares outstanding
     Basic                                    18,553                   16,842
                                             =======                  =======
     Diluted                                  21,337                   18,881
                                             =======                  =======


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FindWhat.com and Subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  (in thousands)


                                                                             Three months ended       Three months ended
                                                                               March 31, 2003           March 31, 2002
Cash Flows from Operating Activities
    Net income                                                                     $  2,695                 $  1,975
    Adjustments to reconcile net income to net cash
       provided by operating activities
            Provision for doubtful accounts                                               6                       90
            Depreciation and amortization                                               368                      190
            Equity based compensation                                                    --                       15
            Deferred  income taxes                                                      234                       --
            Loss on sale of assets                                                       10                       --
        Changes in operating assets and liabilities
             Accounts receivable                                                       (377)                    (564)
             Prepaid expenses and other current assets                                  111                        5
             Other assets                                                                (5)                     (82)
             Deferred revenue                                                           (49)                    (134)
             Accounts payable, accrued expenses and other liabilities                 1,716                      252
                                                                                   --------                 --------
     Net Cash Provided by Operating Activities                                        4,709                    1,747
                                                                                   --------                 --------
Cash Flows from Investing Activities
     Proceeds from the sale of short-term investments                                 3,157                       --
     Purchase of short-term investments                                                  --                       (7)
     Purchase of equipment and furniture                                               (583)                    (729)
                                                                                   --------                 --------
     Net Cash Provided By (Used In) Investing Activities                              2,574                     (736)
                                                                                   --------                 --------
Cash Flows from Financing Activities
     Payments made on capital leases                                                     (4)                      (5)
     Proceeds received from exercise of stock options and warrants                    2,415                      427
                                                                                   --------                 --------
     Net Cash Provided by Financing Activities                                        2,411                      422
                                                                                   --------                 --------
Increase in Cash and Cash Equivalents                                                 9,694                    1,433
Cash and Cash Equivalents, Beginning of Period                                       17,982                    5,498
                                                                                   --------                 --------
Cash and Cash Equivalents, End of Period                                           $ 27,676                 $  6,931
                                                                                   ========                 ========
Supplemental disclosures of cash flow information
  Note receivable arising from sale of asset                                       $      8                 $     --
  Taxes paid                                                                       $     18                 $     --
  Interest paid                                                                    $      3                 $      4


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FindWhat.com and Subsidiary
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

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

         FindWhat.com and its subsidiary (collectively, the "Company") are developers and providers of performance-based marketing services for the Internet. FindWhat.com currently offers two primary proprietary performance-based services: the FindWhat.com Network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; and a private label service, which offers large portals, search engines and high traffic websites the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using FindWhat.com's turn-key operation.

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly FindWhat.com's financial position as of March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2002, which were included in the Company's Form 10-KSB/A, as filed with the Securities and Exchange Commission (the "SEC").

         Results of the interim period are not necessarily indicative of results that may be expected for the entire year.

         The Company follows Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," and related interpretations, in accounting for employee stock options. As opposed to SFAS No. 123, which is a fair value-based method, APB No. 25 provides that compensation expense related to the Company's employee stock options be measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that elect to follow APB No. 25 to provide pro forma disclosure of the impact

                           FindWhat.com and Subsidiary
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         of applying the fair value method of SFAS No. 123. The Company expects to continue following the guidance under APB No. 25 for stock-based compensation to employees.

         If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Plan, consistent with the methodology prescribed by SFAS No. 123, then the Company's net income and net income per share would be decreased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                         March 31,     March 31,
                                                                           2003           2002

               Net income, as reported                                    $2,695         $1,975
               Deduct:  Total stock-based employee compensation
               expense determined under fair value based method for
               all awards, net of related tax effects                       (384)          (552)
                                                                          ------         ------
               Pro forma net income                                       $2,311         $1,423
                                                                          ======         ======
               Earnings per share:

                   Basic--as reported                                     $ 0.15         $ 0.12
                                                                          ======         ======
                   Basic--pro forma                                       $ 0.12         $ 0.08
                                                                          ======         ======
                   Diluted--as reported                                   $ 0.13         $ 0.10
                                                                          ======         ======
                   Diluted--pro forma                                     $ 0.11         $ 0.08
                                                                          ======         ======


NOTE C - EQUIPMENT, FURNITURE AND FIXTURES

         Equipment, furniture and fixtures consisted of the following (in thousands):

                                                                 March 31,    December 31,
                                                                   2003           2002
       Network equipment                                         $ 4,501        $ 4,162
       Furniture and fixtures                                        277            237
       Office equipment                                              541            372
       Leasehold improvements                                         33             62
                                                                 -------        -------
                                                                   5,352          4,833
       Less accumulated depreciation and amortization             (2,035)        (1,712)
                                                                 -------        -------
                                                                 $ 3,317        $ 3,121
                                                                 =======        =======

                           FindWhat.com and Subsidiary
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following (in thousands):

                                                                 March 31,    December 31,
                                                                   2003           2002
       Accounts payable                                          $   367        $   394
       Revenue-sharing agreements                                  2,873          2,480
       Income taxes                                                1,051             --
       Accrued compensation                                          771            865
       Miscellaneous accrued expenses                                433             70
                                                                 -------        -------
                                                                 $ 5,495        $ 3,809
                                                                 =======        =======


NOTE E - PER SHARE DATA

     For the period ending March 31, 2003 there were 26,667 weighted outstanding plan options at a price range of $8.78 - $12.00, which were excluded from the dilutive earnings per share calculation because the effect would be anti-dilutive.

     The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

                                                               March 31,           March 31,
                                                                 2003                2002
       Weighted-average number of common
           shares outstanding - basic                           18,553              16,842
       Dilution from stock options and
           Warrants                                              2,784               2,039
                                                                ------              ------
       Weighted-average number of common
           shares and common share equivalents
           outstanding - diluted                                21,337              18,881
                                                                ======              ======

                           FindWhat.com and Subsidiary
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

NOTE F - LITIGATION

     One of the Company's competitors, Overture Services, Inc., purports to be the owner of a United States patent that was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine" (the "July 2001 Patent"). Additionally, Overture Services has announced it acquired an issued patent that may apply to FindWhat.com's current bid-for-position business model. Overture Services has advised the Company that they believe FindWhat.com's current bid-for-position business model infringes their patents; however, the Company believes that it does not infringe any valid and enforceable claim of the patents. On January 17, 2002, the Company filed a complaint to challenge Overture's July 2001 Patent in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against the Company in the District Court for the Central District of California in Los Angeles, alleging that the Company is infringing the July 2001 Patent. In the litigation, the Company is seeking a declaration that the July 2001 Patent is invalid and unenforceable and not infringed by the Company, and Overture is seeking a permanent injunction against any act by the Company deemed by the court to infringe Overture's July 2001 Patent, an award of unspecified monetary damages, and attorney's fees, costs, and expenses. In an Opinion and Order dated February 13, 2003, despite finding that FindWhat.com's complaint was properly brought in New York, Judge Mukasey in the Southern District of New York ordered the action transferred to the Central District of California based largely on the convenience of the expected witnesses in this case. As a result, the Company has asserted its claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the July 2001 Patent in an Answer the Company filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles and the litigation is ongoing. A trial in this matter is not expected before August 2004.

     The Company expenses all legal fees as incurred, and is a defendant in various legal proceedings from time to time, regarded as normal to its business and, in the opinion of management, the ultimate outcome of such proceedings, including the Overture matter as discussed above, are not expected to have a material adverse effect on the Company's financial position or the results of its operations. As such, no accruals have been made related to the Company's legal proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

         We are a leading developer and provider of performance-based marketing services for the Internet. Our clients only pay us for each Internet user we deliver to their websites. We currently offer two primary proprietary performance-based services: the FindWhat.com Network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; and a private label service, which offers large portals, search engines, and other high traffic websites the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using our turn-key operation.

         Our main focus is the operation of online marketplaces that connect the prospects that are most likely to purchase specific goods and services to the advertisers that provide those goods and services. Advertisers create advertisements, or keyword-targeted ads, which are comprised of titles, descriptions, URL links, and relevant keywords or keyword phrases. For each keyword, the advertisers determine what price they are willing to pay for a qualified click-through. The pricing process is an open, automated, bid-for-position system. The highest bidder for a particular keyword or phrase receives the first place position, with all other bidders on that same keyword or phrase listed in descending bid order. Through our Account Management Center, or similar centers created for private label partners' sites, advertisers can sign-up and manage their accounts themselves, 24 hours a day, seven days a week. They can control and track their bids, the placement of their keyword ads, their total expenditures, their cost per visitor, and their return on investment, all in a real-time environment. As a result, they can easily determine and work to improve the value they derive from FindWhat.com's services. Our editors review every keyword to ensure that the ad is appropriate for that advertiser's website. This methodology produces extremely relevant commercial listings for Internet users looking for products and services, and drives highly qualified traffic to our managed advertisers.

         Along with our private label partners, such as Terra Lycos's Lycos.com and HotBot, we distribute advertisements to millions of Internet users each day, often in direct response to search or directory queries. The FindWhat.com Network includes hundreds of distribution partners, including search engines like CNET's Search.com, Excite, Webcrawler, NBCi, MetaCrawler, Dogpile, Go2Net, and Microsoft Internet Explorer Auto Search. We recognize 100% of the revenue from paid click-throughs on the sites in the FindWhat.com Network, and then share that revenue with those sites. We recognize only our share of the revenue generated from private label initiatives. With both the FindWhat.com Network and the private label service, our services are a source of revenue and relevant keyword-targeted ads for our partners, while providing our managed advertisers with exposure to potential customers across the Internet. As with the Yellow Pages in the offline world, our managed advertisers get their message in front of prospects at the exact time they are looking for the advertisers' products and services. Unlike the Yellow Pages, advertisers only pay for those visitors that "walk" into their virtual stores.

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

     QUARTER                      PAID                          AVG. REVENUE PER                   MANAGED ACTIVE
                             CLICK-THROUGHS                           CLICK-THROUGH             ADVERTISER ACCOUNTS
                              (IN MILLIONS)
Q1 2003                           89.2                               $0.18                             25,400
Q4 2002                           75.3                               $0.18                             22,400
Q3 2002                           60.8                               $0.18                             18,500
Q2 2002                           54.2                               $0.18                             17,100
Q1 2002                           50.8                               $0.17                             16,500
Q4 2001                           46.2                               $0.17                             15,300
Q3 2001                           36.0                               $0.15                             12,400
Q2 2001                           33.3                               $0.13                             10,200
Q1 2001                           22.9                               $0.10                              7,500
Q4 2000                           13.2                               $0.11                              6,800



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

         In order to increase overall revenue, we must increase one or more of the following: the number of managed advertisers, the number of click-throughs, average revenue per click-through, and the number and quality of our distribution partners and private label partners. We believe these elements are complementary, meaning adding distribution partners and private label partners can lead to increased managed advertisers, which can lead to higher average revenue per click-through, and, subsequently, more distribution partners and private label partners. For example, we inherently increase the number of keyword-targeted ads and related keyword coverage as we increase the number of overall managed advertiser accounts. An increase in the number of managed advertisers can lead to greater competition among advertisers, which we believe can lead to increases in average revenue per click-through. Increased advertiser competition can lead to a higher quality of paid keyword ads displayed, including higher relevancy. As relevancy and coverage increases, we are able to deliver higher revenue to our distribution partners and higher returns on investment to our advertisers, thus adding value for both.

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

         We were organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation. As a result of the merger, the stockholders of BeFirst Internet Corporation acquired control of us and BeFirst Internet Corporation became a wholly owned subsidiary. On June 17, 1999, we changed our name from Collectibles America, Inc. to BeFirst.com. In September 1999, we changed our name from BeFirst.com to FindWhat.com. We have offered our BeFirst RankPro service, which provides search engine optimization services to Internet advertisers, since March 1998, although it currently makes an insignificant contribution to our operations. The FindWhat.com Network was commercially launched in September 1999, and currently represents the vast majority of our revenue. We launched our private label service in September 2002, providing a bid-for-position, pay-per-click, keyword-targeted advertisement service for Terra Lycos's Lycos and HotBot. Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 and March 31, 2002

         Our fiscal year runs from January 1 through December 31. As previously noted, we began offering our search engine optimization service in March 1998, we commercially launched the FindWhat.com (SM) Network in September 1999, and our first private label service agreement commenced in September 2002. When making comparisons between the three months ending March 31, 2003 and the three months ending March 31, 2002 readers should note that we do not anticipate our historical growth rate to continue.

REVENUE

         Revenue was approximately $15.8 million for the three months ending March 31, 2003, compared to approximately $8.7 million for the three months ending March 31, 2002. The increase was primarily due to the growth in revenue from the FindWhat.com Network, and the launch of our private label service in September 2002, due to the increased number of paid click-throughs and the average revenue per paid click-through (see table above).

         No advertiser represented more than 5% of our total revenue during the three months ending March 31, 2003 and 2002, and we had one distribution partner with which we generated more than 10%, but less than 20%, of our total revenue for the period ending March 31, 2003 and 2002.

OPERATING EXPENSES

         Search Serving. Search serving expense consists primarily of costs associated with designing and maintaining the FindWhat.com Network and private label service, providing our search engine optimization service, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining the FindWhat.com Network and private label service include salaries and benefits of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

         Search serving expense increased to approximately $610,000 for the three months ending March 31, 2003, compared to approximately $493,000 for the three months ending March 31, 2002. The increase was primarily due to increases in Internet connectivity fees, depreciation of equipment, and personnel expense. We anticipate search serving expense will continue to increase as our traffic and number of managed active advertiser accounts increase.

         Marketing, Sales and Service. Marketing, sales and service expense consists primarily of:

         o revenue-sharing or other arrangements with our FindWhat.com distribution partners;

         o advertising expenditures for the FindWhat.com Network, such as, banner advertising campaigns and sponsorships;

         o promotional expenditures such as sponsorships of seminars, trade shows and expos;

         o referral fees and other expenses to attract advertisers to our services;

         o   fees to marketing and public relations firms; and

         o payroll and related expenses for personnel engaged in marketing, customer service, business development, and sales functions.

         Our marketing, sales and service expense was approximately $9.0 million for the three months ending March 31, 2003, compared to $4.8 million for the three months ending March 31, 2002. The increase in marketing, sales and service expense was related primarily to increases in: revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, which increase as our revenue increases, personnel costs due to expanding the number of business development, marketing, customer service, and sales employees, and consulting fees. Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales, and service expense. We believe that continued investment in marketing, sales and service, including attracting advertisers to utilize the FindWhat.com Network, attracting distribution partners to display our keyword-targeted ads, and obtaining additional private label partners is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative. General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and auditing fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; and other general corporate expenses; as well as fees to affiliates which provide office space and other general and administrative services. General and administrative expenses increased to approximately $1.8 million for the three months ending March 31, 2003, compared to approximately $1.4 million for the three months ending March 31, 2002. The increase in general and administrative expenses was primarily due to increases in credit card fees, depreciation on furniture and equipment, compensation expense, rent expense, and expenses relating to being a public company. We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, and as we litigate patent-related lawsuits with Overture Services, Inc.

         Product Development. Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features and functionality for our FindWhat.com services and depreciation for related equipment used in product development. Product development expense was approximately $298,000 for the three months ending March 31, 2003, as compared to approximately $86,000 for the three months ending March 31, 2002. The increase was primarily due to an increase in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future. We periodically evaluate our product development expenses to determine if amounts should be capitalized, and to date, we have concluded that these amounts are not material.

INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was approximately $127,000 for the three months ending March 31, 2003, compared to approximately $31,000 for the three months ending March 31, 2002. The increase in interest income was due to higher average cash and cash equivalent balances and short-term liquid investments offset in part by lower interest rates.

INCOME TAXES

         For the period ending March 31, 2003 we recorded an income tax provision of approximately $1.7 million, which represents an approximately 38% effective tax rate. For the period ending March 31, 2002, the Company's taxable income was offset by NOL carryforwards; accordingly, we did not recognize an income tax provision for the period ending March 31, 2002.

NET INCOME

         As a result of the factors described above, we generated net income of approximately $2.7 million, or $0.15 per basic share and $0.13 per diluted share, for the three months ending March 31, 2003, compared to net income of approximately $2.0 million, or $0.12 per basic share and $0.10 per diluted share, for the three months ending March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. Through March 31, 2003 we have raised net proceeds of approximately $13.6 million through private equity financings, and received approximately $3.8 million in proceeds from the exercise of warrants and options. Through February 2003, space and support services in New York City were provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert D. Brahms. We have been billed our pro rata share of applicable expenses. Beginning in Q2 2001, we began generating cash flows from operations. In 2001, our cash flows provided by operations were approximately $4.1 million. We continued to generate cash during 2002, with cash flows from operations of approximately $11.7 million. In Q1 2003 we generated cash flows from operations of $4.7 million. We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for keyword-targeted ads in the FindWhat.com Network, and the increase in the number of distribution partners displaying our keyword ads, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our managed advertisers with high quality click-throughs (or visitors to their websites), they may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive keyword-targeted advertisements in terms of the average revenue per paid click-through, the revenue share paid to the distribution partners, the relevancy and coverage of our keyword ads, and the speed of delivery of such ads, among other factors - they may display fewer FindWhat.com results, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. The number and quality of providers of keyword-targeted ads is increasing, which may adversely impact: our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners, all of which may reduce our revenue and cash flows.

         Net cash provided by operating activities totaled approximately $4.7 million for the quarter ended March 31, 2003. The net cash provided was based primarily on net income of approximately $2.7 million, plus an increase in accounts payable and accrued expenses of approximately $1.7 million, the recognition of non-cash depreciation and amortization expense for the period of approximately $368,000, and the decrease in the deferred tax benefit of approximately $234,000. The increase in cash for the period was partially offset by the net increase in accounts receivable (adjusted by the increase in the allowance for doubtful accounts) of approximately $377,000.

         Net cash provided by investing activities totaled approximately $2.6 million for the quarter ended March 31, 2003, and consisted of investment proceeds of approximately $3.2 million in short-term highly liquid investments, offset by approximately $583,000 in capital expenditures for equipment, furniture and fixtures.

         Net cash provided by financing activities totaled approximately $2.4 million for the quarter ended March 31, 2003. We received approximately $2.4 million from the exercise of stock options and warrants for the three months ending March 31, 2003.

         Our principal sources of liquidity consisted of approximately $27.7 million of cash and cash equivalents as of March 31, 2003. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure, and personnel. As of March 31, 2003, utilizing the straight-line method of accounting we had approximately $35,000 recorded in deferred lease expense relating to payments due under our operating lease on our Fort Myers, Florida and New York facilities. The Fort Myers, Florida lease represents our largest operating lease commitment; it is a 10-year obligation with minimum lease payments of approximately $450,000 per year, not including our pro rata share of the building's operating expenses. We do not believe we have any other material operating leases. Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. We are engaged in patent litigation with our largest competitor, Overture Services, Inc. We believe that the litigation will not be resolved over the next 12 months, and will require a run-rate of approximately $1 million per annum in legal expenses until it is resolved. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently, or at all.

          We currently anticipate that our cash and cash equivalents as of March 31, 2003 together with cash flows from operations will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions, or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

OFF BALANCE SHEET ARRANGEMENTS

         The Company has no off-balance sheet arrangements or special purpose entities.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

         This Management's Discussion and Analysis of Financial Condition and Plan of Operation are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts, and valuation allowance for deferred income tax assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

          Revenue

         We derive revenue primarily from the following sources: through click-throughs on keyword ads on the FindWhat.com Network, and from management fees generated from click-throughs from our private label agreements. Revenue from click-throughs is recognized when generated.

         We have entered into agreements with various websites to display FindWhat.com keyword-targeted ads. We pay a fee to the websites that list our results for each click-through on a FindWhat.com advertiser listing. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the revenues related to these click-throughs on keyword ads are reported gross of the fees paid in the Condensed Consolidated Financial Statements, as we are the primary obligor and are responsible for the fulfillment of the services.

         On our private label agreement we recognize revenue in accordance with the contractual revenue share payment agreement. Following the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," FindWhat.com recognizes private label revenues at net.

         Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. The allowance for doubtful accounts was approximately $101,000 at March 31, 2003. If our billable advertisers were to contest amounts legitimately owed to us, or if their ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

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

         At March 31, 2003 the Company has utilized all of its remaining net operating loss carry-forwards, and had a remaining deferred tax asset of approximately $419,000 and a related valuation allowance of approximately $183,000. The remaining valuation allowance relates to possible future tax benefits of service options and warrants.

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

o    respond to industry and competitive developments; and

o    attract, retain, and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business, prospects, financial condition, and results of operations would be materially and adversely affected.

WE HAVE LIMITED MARKETING EXPERIENCE; THE SUCCESS OF THE FINDWHAT.COM NETWORK IS DEPENDENT UPON OUR ABILITY TO ESTABLISH ONLINE MARKETING RELATIONSHIPS.

         We have limited marketing experience and limited financial, personnel and other resources to undertake extensive marketing activities. Our ability to generate revenue from the FindWhat.com Network is dependent upon our ability to attract advertisers and generate traffic to our advertisers' websites. If we are unable to enter into additional agreements to generate significant traffic to our advertisers' websites on commercially acceptable terms, or are unable to implement successfully current agreements, which drive traffic to our advertisers' websites, it could have a material adverse effect on our business, prospects, financial condition, and results of operations.

OUR PRINCIPAL COMPETITOR MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING THE FINDWHAT.COM SERVICES IN THEIR PRESENT FORM.

         Our principal competitor, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the '361 patent in an Answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

OUR BUSINESS IS DEPENDENT UPON OUR RELATIONSHIPS WITH OUR DISTRIBUTION PARTNERS.

              Our distribution partners are very important to our revenue and results of operations. Any adverse changes in our relationship with key distribution partners could have a material adverse impact on our revenue and results of operations. Our agreements with our distribution partners vary in duration, and depending on the agreement with any one particular distribution partner, may be terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms, and changes in control in certain circumstances. We may not be successful in renewing our existing distribution partnership agreements, or if they are renewed, any new agreement may not be on as favorable terms.

WE PARTIALLY DEPEND ON THIRD PARTIES FOR CERTAIN SOFTWARE AND INTERNET SERVICES FOR THE FINDWHAT.COM NETWORK.

         We partially depend on third-party software to operate the FindWhat.com Network. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition, and results of operations. We also are dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that the FindWhat.com Network can function properly and our FindWhat.com website can handle current and anticipated traffic. We currently have contracts with Sprint, UUNet, Internap, and KMC Telecom for these services. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition and results of operations.

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

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

         Some of our officers have no prior senior management experience in public companies. At March 31, 2003 we have 128 full time employees; our new employees include a number of key managerial, technical, financial, marketing and operations personnel as of March 31, 2003 who have not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING QUALIFIED, HIGHLY SKILLED PERSONNEL.

         We expect the expansion of our business to place a significant strain on our limited managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train, and manage our work force in order to manage the expansion of our operations. We will need to attract and retain highly qualified, technical personnel in order to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified technical personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical personnel, it would have a material and adverse effect on our business, prospects, financial condition, and results of operations.

CURRENT CAPACITY CONSTRAINTS MAY REQUIRE US TO EXPAND OUR NETWORK INFRASTRUCTURE AND CUSTOMER SUPPORT CAPABILITIES.

         Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the queries and paid click-throughs we receive. We believe we will be required to expand our network infrastructure and customer support capabilities to support an anticipated expanded number of queries and paid click-throughs. Any such expansion will require us to make significant upfront expenditures for servers, routers, computer equipment, and additional Internet and intranet equipment, and to increase bandwidth for Internet connectivity. Any such expansion or enhancement will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties, if and when necessary, would materially adversely affect our business, prospects, financial condition, and results of operations.

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

OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE.

         A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition, and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and "hackers," and similar events. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data, or render us unable to provide services to customers. Failure to provide the data communications capacity we require, as a result of human error, natural disaster, or other operational disruptions, could cause interruptions in our services and websites. The occurrence of any or all of these events could adversely affect our business, prospects, financial condition, and results of operations.

WE MAY BE UNABLE TO OBTAIN THE INTERNET DOMAIN NAMES THAT WE HOPE TO USE.

         The Internet domain name we are using for our paid keyword-targeted ad website is "FindWhat.com." We believe that this domain name is an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Also, we may be unable to acquire or maintain desired and relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies which may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs,

o    we may lose business to a competitor; and

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

         In order to attract and retain customers and to promote and maintain brands in response to competitive pressures, we may also have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to improve our services or to promote and maintain our brands, our business, prospects, financial condition, and results of operations could be materially adversely affected. Moreover, any brand identities we establish may be diluted as a result of any inability to protect our service marks or domain names, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE PROTECTABLE OR OF SIGNIFICANT VALUE IN THE FUTURE.

         We depend upon confidentiality agreements with specific employees, consultants, and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements, or produce patents and copyrights that would materially and adversely affect our business, prospects, financial condition, and results of operations.

         Legal standards relating to the validity, enforceability and scope of protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our future intellectual property. Third parties may also infringe or misappropriate any copyrights, trademarks, service marks, trade dress, and other proprietary rights we may have. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

         Our current and future business activities may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, could result in the invalidation of our proprietary rights, and have a material adverse effect on our business, prospects, financial condition, and results of operations. Even if not meritorious, such claims could be time-consuming, expensive to defend, and could result in the diversion of our management's time and attention. In addition, this diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

OUR CHARTER DOCUMENTS LIMIT THE LIABILITY OF OUR DIRECTORS AND OFFICERS.

         Our articles of incorporation contain provisions which limit the personal liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties as directors or officers. In addition, our by-laws require us to indemnify any person who is or was involved in any manner, or who is threatened to be involved in any pending or completed action or proceeding, including a derivative action brought by us or in our name, by reason of the fact that such person is or was a director, officer, employee, or agent of ours, or was serving at our request as an officer, director, employee, or agent of another entity, enterprise, or employee benefit plan, against all liabilities and expenses actually and reasonably incurred by such person in connection with any such action or proceeding.

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

THE MARKET PRICE OF OUR SECURITIES MAY BE VOLATILE.

         From time to time the market price of our common stock may experience significant volatility. Our quarterly results, failure to meet analysts' expectations, patents issued or not issued to us or our competitors, announcements by us or our competitors regarding acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, prospects, financial condition, and results of operations.

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

         As of March 31, 2003 we have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 3.4 million shares of common stock at a weighted average exercise price of $2.61 and warrants to purchase approximately 1.8 million shares of common stock at a weighted average exercise price of $3.34 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION.

         We may face increased pricing pressure for the sale of keyword-targeted advertisements, which could materially adversely affect our business, prospects, financial condition, and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our bid-for-position business model. The market for Internet-based marketing services is relatively new, intensely competitive, and rapidly changing. Our principal competitors for the FindWhat.com Network are Overture Services and Google. We also compete against providers of Web directories and search and information services, such as those provided by America Online, Google, MSN, and Yahoo. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition, and greater financial, marketing, and other resources than we have.

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

         We have filed applications for several patents, any of which could be rejected, and have only a limited amount of other proprietary technology that would preclude or inhibit competitors from entering the keyword-targeted advertising market. Therefore, we must rely on the skill of our personnel and the quality of our client service. The costs to develop and provide e-commerce services are relatively low. Therefore, we expect that we continually will face additional competition from new entrants into the market in the future, and we are subject to the risk that our employees may leave us and may start competing businesses, notwithstanding non-competition agreements. The emergence of these enterprises could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

Our success will depend, in part, on our ability to:

o enhance and improve the responsiveness and functionality of our FindWhat.com Network and our private label service;

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

INTERNET SECURITY POSES RISKS TO OUR ENTIRE BUSINESS.

         The process of e-commerce aggregation by means of our hardware and software infrastructure involves the transmission and analysis of confidential and proprietary information of the advertiser, as well as our own confidential and proprietary information. The compromise of our security or misappropriation of proprietary information could have a material adverse effect on our business, prospects, financial condition, and results of operations. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches may have a material adverse effect on our business, prospects, financial condition, and results of operations.

OUR FUTURE SUCCESS WILL DEPEND ON CONTINUED GROWTH IN THE USE OF THE INTERNET.

         Our future success will depend substantially upon continued growth in the use of the Internet to support the sale of our advertising services and acceptance of e-commerce transactions on the Internet. As this is a new and rapidly evolving industry, the ultimate demand and market acceptance for Internet-related services is subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online services technologies, including security, reliability, cost, ease of use, and quality of service remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. In the event that the use of the Internet and other online services does not continue to grow or grows more slowly than we expect, or the Internet does not become a commercially viable marketplace, our business, prospects, financial condition, and results of operations would be materially adversely affected.

THE MARKET FOR OUR SERVICES IS UNCERTAIN AND IS STILL EVOLVING.

         Internet marketing and advertising, in general, and advertising through priority placement in keyword-targeted ads in particular, are at early stages of development, are evolving rapidly, and are characterized by an increasing number of market entrants. Our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by merchants and consumers. Rapid growth in the use of and interest in, the Internet, the Web, and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which are dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, prospects, financial condition, or results of operations.

WE WILL NEED TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN THE INTERNET SEARCH AND ADVERTISING INDUSTRIES.

         In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing FindWhat.com services, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology, and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology, and systems. If we face material delays in introducing new services, products, and enhancements, our users may forego the use of our services and select those of our competitors, in which event, our business, prospects, financial condition, and results of operations could be materially adversely affected.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

         We are not currently subject to direct regulation by any government agency other than laws or regulations applicable generally to e-commerce. Due to the increasing popularity and use of the Internet and other online services, federal, state, and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating, and making recommendations to Congress regarding, the taxation of sales by means of the Internet. Furthermore, the growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws and impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations. Moreover, the relevant governmental authorities have not resolved the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership and personal privacy and it may take time to resolve these issues definitively. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, prospects, financial condition, and results of operations.

IMPLEMENTATION OF OUR FINDWHAT.COM SERVICES AND OUR SEARCH ENGINE OPTIMIZATION SERVICE FOR SOME CLIENTS MAY INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         In implementing our FindWhat.com services and our search engine optimization service, we utilize promotional material generated by our clients and our editing staff to promote websites. From time to time, third parties have advised that the use of certain keywords in our FindWhat.com services and our search engine optimization service have infringed on their intellectual property rights. Although the terms and conditions of our services provide that our clients are responsible for infringement of intellectual property rights of others arising out of the use of keywords or content in their paid keyword ads and on their websites, our involvement in disputes regarding these claims could be time-consuming, expensive to defend, and could result in the diversion of our management's time and attention, which could have a material adverse effect on our business, prospects, financial condition, and results of operations.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

         Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash as of March 31, 2003, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions, or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon this evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiary) required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         Since the date of our evaluation to the filing date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our principal competitor, Overture Services, Inc. purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. Overture Services has advised us that they believe our current bid-for-position business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge Overture's `361 patent in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. In the litigation, we are seeking a declaration that Overture's patent is invalid and unenforceable and not infringed by us, and Overture is seeking a permanent injunction against any act by us deemed by the court to infringe Overture's patent, an award of unspecified monetary damages, and attorney's fees, costs, and expenses. In an Opinion and Order dated February 13, 2003, despite finding that our complaint was properly brought in New York, Judge Mukasey in the Southern District of New York ordered the action transferred to the Central District of California based largely on the convenience of the expected witnesses in this case. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability and non-infringement of the '361 patent in an Answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. A trial in this matter is not expected before August 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

      (1)    Exhibits:

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

   10.6##/+      Form of Non-Qualified Stock Option Agreement.

   10.7##/+      Executive Employment Agreement between FindWhat.com and Dave
                 Rae.

   10.8*****/+   Executive Employment Agreement between FindWhat.com and Robert
                 D. Brahms.

   10.9## Colonial Bank Plaza office building lease dated January 31, 2002, as amended.

   10.10#/+ Executive Employment Agreement between FindWhat.com and Anthony Garcia.

   99.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                 Section 1350

   99.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C.
                 Section 1350


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

         (b) Reports on Form 8-K

         Report on Form 8-K/A filed March 25, 2003, regarding the termination of Grant Thornton LLP, and the hiring of Ernst & Young, LLP as our independent auditors (Items 4 and 7).

         Report on Form 8-K filed March 18, 2003, regarding the termination of Grant Thornton LLP as our independent auditors (Items 4 and 7).

         Report on Form 8-K filed February 10, 2003, regarding Q4 2002 and full year 2002 financial results and guidance for future financial performance for FY 2003 (Items 5 and 7).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FINDWHAT.COM

Date: May 14, 2003                By: /s/ Phillip R. Thune
                                  ----------------------------------------------
                                  Phillip R. Thune
                                  Chief Operating Officer and Chief Financial
                                  Officer (Duly Authorized Officer and Principal
                                  Financial and Accounting Officer)

                                  CERTIFICATION

I, Craig A. Pisaris-Henderson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of FindWhat.com;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

                                 /s/ Craig A. Pisaris-Henderson
                                 -----------------------------------------------
                                 Craig A. Pisaris-Henderson,
                                 Chairman, Chief Executive Officer and President FindWhat.com

                                  CERTIFICATION

I, Phillip R. Thune, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of FindWhat.com;

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

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                             /s/ Phillip R. Thune
                             ---------------------------------------------------
                             Phillip R. Thune,
                             Chief Operating Officer and Chief Financial Officer FindWhat.com