Form 10-Q
period 2003-06-30
FINDWHAT COM INC
filed 2003-08-13
CIK 1094808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                         Commission file number: 0-30428

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). YES X    NO
                                                   ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 20,422,803 shares of Common Stock, $.001 par value, were outstanding at July 15, 2003.

                                    FORM 10-Q

                                  FINDWHAT.COM

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements.

               Unaudited Condensed Consolidated Balance Sheets
                 December 31, 2002 and June 30, 2003                        3

               Unaudited Condensed Consolidated Statements of Income
                 For the Three and Six Months Ended
                 June 30, 2002 and 2003                                     4

               Unaudited Condensed Consolidated Statements of Cash Flows
                 For the Six Months Ended
                 June 30, 2002 and 2003                                     5

               Notes to Interim Condensed Consolidated Unaudited
                 Financial Statements For the Three and Six Months Ended
                 June 30, 2002 and 2003                                     6

     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                       11

     Item 3. Quantitative and Qualitative Disclosures About Market Risk.    N/A

     Item 4. Controls and Procedures.                                       26

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.                                             27

     Item 2. Changes in Securities and Use of Proceeds.                     N/A

     Item 3. Defaults Upon Senior Securities.                               N/A

     Item 4. Submission of Matters to a Vote of Security Holders.           N/A

     Item 5. Other Information.                                             27

     Item 6. Exhibits and Reports on Form 8-K.                              27

     Signature                                                              29

ITEM 1. FINANCIAL STATEMENTS

                           FindWhat.com and Subsidiary
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par values)

                                ASSETS
                                                                           June 30,     December 31,
                                                                             2003           2002
                                                                         (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                              $ 29,569       $ 17,982
    Short-term investments                                                       --          3,157
    Accounts receivable, less allowance for doubtful accounts of
       $156 and $95 at June 30, 2003 and December 31, 2002,
       respectively                                                           2,464          1,920
    Deferred tax asset                                                           --            446
    Notes receivable                                                          2,003             --
    Prepaid expenses and other current assets                                 1,603            519
                                                                           --------       --------
         Total current assets                                                35,639         24,024

EQUIPMENT AND FURNITURE - NET                                                 4,001          3,121

OTHER ASSETS                                                                    147            167
                                                                           --------       --------
         Total assets                                                      $ 39,787       $ 27,312
                                                                           ========       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                  $  5,890       $  3,809
    Current portion of capital lease obligations                                 --              4
    Deferred revenue                                                          1,042          1,243
    Other current liabilities                                                    80             80
    Taxes payable                                                                85             --
                                                                           --------       --------
         Total current liabilities                                            7,097          5,136

OTHER LIABILITIES                                                                67              8
                                                                           --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value; authorized,
       500 shares; none issued and outstanding                                   --             --
    Common stock, $.001 par value; authorized, 50,000
      shares; 19,430 and 18,177, respectively, issued; and 19,423 and
      18,170, respectively, outstanding                                          19             18
    Additional paid-in capital                                               27,558         22,506
    Treasury stock; 7 shares, at cost                                           (82)           (82)
    Accumulated earnings (deficit)                                            5,128           (274)
                                                                           --------       --------
         Total stockholders' equity                                          32,623         22,168
                                                                           --------       --------
         Total liabilities and stockholders' equity                        $ 39,787       $ 27,312
                                                                           ========       ========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FindWhat.com and Subsidiary
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share amount)
                                   (Unaudited)

                                      For the six months ended   For the three months ended
                                              June 30,                     June 30,
                                      ------------------------   --------------------------
                                         2003          2002           2003          2002
Revenues                               $ 33,361      $ 18,422       $ 17,511      $  9,710
                                       --------      --------       --------      --------

Operating expenses
  Search serving                          1,332           949            722           458
  Marketing, sales and service           19,060        10,108         10,091         5,305
  General and administrative              3,798         2,727          2,044         1,340
  Product development                       678           227            380           141
                                       --------      --------       --------      --------
   Total operating expenses              24,868        14,011         13,237         7,244
                                       --------      --------       --------      --------

Income from operations                    8,493         4,411          4,274         2,466

Other income
  Interest income, net                      210            71             84            41
                                       --------      --------       --------      --------

Income before provision for
   income taxes                           8,703         4,482          4,358         2,507

Income tax expense (benefit)              3,301        (1,800)         1,651        (1,800)
                                       --------      --------       --------      --------

Net income                                5,402         6,282          2,707         4,307
                                       ========      ========       ========      ========

Net income per share
     Basic                             $   0.29      $   0.37       $   0.14      $   0.25
                                       ========      ========       ========      ========
     Diluted                           $   0.25      $   0.33       $   0.12      $   0.22
                                       ========      ========       ========      ========

Weighted-average number of common
  shares outstanding
     Basic                               18,812        16,918         19,071        16,994
                                       ========      ========       ========      ========
     Diluted                             21,452        19,084         21,818        19,245
                                       ========      ========       ========      ========


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FindWhat.com and Subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                       For the six months ended June 30,
                                                                             2003           2002
                                                                             ----           ----
Cash Flows from Operating Activities

    Net income                                                             $  5,402       $  6,282
    Adjustments to reconcile net income to net cash
       provided by operating activities
            Provision for doubtful accounts                                      61             92
            Depreciation and amortization                                       785            399
            Equity based compensation                                            --             15
            Deferred income taxes                                               446         (1,800)
            Loss on sale of assets                                               11             --
        Changes in operating assets and liabilities
             Accounts receivable                                               (605)          (542)
             Prepaid expenses and other current assets                       (1,084)            57
             Other assets                                                        20            (84)
             Deferred revenue                                                  (201)           (75)
             Accounts payable, accrued expenses and other liabilities         2,225            170
                                                                           --------       --------
     Net Cash Provided by Operating Activities                                7,060          4,514
                                                                           --------       --------

Cash Flows from Investing Activities

      Notes receivable                                                       (2,003)            --
      Proceeds from the sale of assets                                            9             --
      Proceeds from the sale of short-term investments                        3,157             --
      Purchase of short-term investments                                         --         (7,577)
      Purchase of equipment and furniture                                    (1,684)        (1,148)
                                                                           --------       --------
      Net Cash Used In Investing Activities                                    (521)        (8,725)
                                                                           --------       --------

Cash Flows from Financing Activities

      Payments made on capital leases                                            (4)            (8)
      Proceeds received from exercise of stock options and warrants           5,052            477
                                                                           --------       --------
      Net Cash Provided by Financing Activities                               5,048            469
                                                                           --------       --------

Increase (Decrease) in Cash and Cash Equivalents                             11,587         (3,742)

Cash and Cash Equivalents, Beginning of Period                               17,982          5,498
                                                                           --------       --------
Cash and Cash Equivalents, End of Period                                   $ 29,569       $  1,756
                                                                           ========       ========

Supplemental disclosures of cash flow information
  Taxes paid                                                               $  2,414       $     --
  Interest paid                                                            $      3       $     --


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                             (dollars in thousands)
                                   (Unaudited)

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

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly FindWhat.com's financial position as of June 30, 2003, and the results of its operations for the six and three months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2002, which were included in the Company's Form 10-KSB/A, as filed with the Securities and Exchange Commission (the "SEC").

         Results of the interim period are not necessarily indicative of results that may be expected for the entire year.

         Stock-Based Compensation: On December 31, 2002, the Financial Accounting Standards Board issued Statement or Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We continue to account for stock-based compensation based on the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
               (dollars in thousands, except for per share amount)
                                   (Unaudited)

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

         The following table summarizes our results as if we had recorded stock-based compensation expense for the six and three months ended June 30, 2003 and 2002, based on the provisions of SFAS 123, as amended by SFAS 148:

                                                              Six months    Six months     Three months   Three months
                                                                ended         ended           ended          ended
                                                               June 30,      June 30,        June 30,       June 30,
                                                                 2003          2002            2003           2002
    Net income, as reported                                     $ 5,402        $ 6,282        $ 2,707        $4,307
    Deduct:  Total stock-based employee compensation
    expense determined under fair value based method for
    all awards, net of related tax effects                       (1,063)        (1,028)          (679)         (473)
    Pro forma net income                                        $ 4,339        $ 5,254        $ 2,028        $3,834
                                                                =======        =======        =======        ======
    Earnings per share:
        Basic--as reported                                      $  0.29        $  0.37        $  0.14        $ 0.25
                                                                =======        =======        =======        ======
        Basic--pro forma                                        $  0.23        $  0.31        $  0.11        $ 0.23
                                                                =======        =======        =======        ======
        Diluted--as reported                                    $  0.25        $  0.33        $  0.12        $ 0.22
                                                                =======        =======        =======        ======
        Diluted--pro forma                                      $  0.20        $  0.28        $  0.09        $ 0.20
                                                                =======        =======        =======        ======

NOTE C - EQUIPMENT, FURNITURE AND FIXTURES

         Equipment, furniture and fixtures consisted of the following (in thousands):

                                                        June 30,    December 31,
                                                          2003          2002

    Network equipment                                   $ 5,445       $ 4,162
    Furniture and fixtures                                  408           237
    Office equipment                                        557           372
    Leasehold improvements                                   37            62
                                                        -------       -------
                                                          6,447         4,833
    Less accumulated depreciation and amortization       (2,446)       (1,712)
                                                        -------       -------
                                                        $ 4,001       $ 3,121
                                                        =======       =======

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                             (dollars in thousands)
                                   (Unaudited)

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following (in thousands):

                                              June 30,    December 31,
                                                2003          2002

         Accounts payable                      $1,440        $  394
         Revenue-sharing agreements             2,873         2,480
         Accrued compensation                   1,416           865
         Miscellaneous accrued expenses           161            70
                                               ------        ------
                                               $5,890        $3,809
                                               ======        ======

NOTE E - PER SHARE DATA

         For the six and three months ended June 30, 2003 there were 184,812 weighted outstanding plan options at a price range of $11.70 - $20.62, and 1,462 weighted outstanding plan options at a price range of $13.02
         - $20.62, respectively, which were excluded from the dilutive earnings per share calculation because the effect would be anti-dilutive.

         The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in thousands):

                                                    Six months ended       Three months ended
                                                        June 30,                June 30,
                                                        --------                --------
                                                    2003        2002        2003        2002
       Weighted-average number of common
           shares outstanding - basic              18,812      16,918      19,071      16,994

       Dilution from stock options and
           warrants                                 2,640       2,166       2,747       2,251
                                                   ------      ------      ------      ------

       Weighted-average number of common
           shares and potential common shares
           outstanding - diluted                   21,452      19,084      21,818      19,245
                                                   ======      ======      ======      ======

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - LITIGATION

         One of the Company's competitors, Overture Services, Inc., purports to be the owner of a United States patent that was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine" (U.S. Patent No. 6,269,361, "the '361 patent"). On January 17, 2002, the Company filed a complaint to challenge the validity, enforceability, and assert non-infringement of Overture's '361 Patent in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against the Company in the District Court for the Central District of California in Los Angeles, alleging that the Company is infringing the `361 Patent. In the litigation, the Company is seeking a declaration that the '361 Patent is invalid and unenforceable and not infringed by the Company, and Overture is seeking a permanent injunction against any act by the Company deemed by the court to infringe Overture's '361 Patent, an award of unspecified monetary damages, and attorney's fees, costs, and expenses. In an Opinion and Order dated February 13, 2003, despite finding that FindWhat.com's complaint was properly brought in New York, Judge Mukasey in the Southern District of New York ordered the action transferred to the Central District of California based largely on the convenience of the expected witnesses in this case. As a result, the Company has asserted its claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the '361 Patent in an Answer the Company filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. A trial in this matter is not expected before August 2004.

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

NOTE G - MERGER - ESPOTTING

         On June 18, 2003, the board of FindWhat.com announced an agreement to merge with privately-owned Espotting Media Inc. (Espotting). Espotting, which was founded in February 2000, has developed a performance-based Internet advertising platform across Europe, spanning 10 countries - UK, France, Germany, Spain, Italy, Sweden, Denmark, Norway, Ireland, and Switzerland. Under the proposed terms of the transaction, which was unanimously approved by the Board of Directors of each company, Espotting stockholders will receive approximately 8.1 million shares of FindWhat.com common stock and approximately $27.0 million in cash. The amount of cash Espotting stockholders will receive will vary based upon Espotting's audited net assets and net operating tax loss carryforwards as of March 31, 2003, and outstanding borrowings at the closing date. FindWhat.com will also issue options and warrants to purchase approximately 2.1 million shares of FindWhat.com common stock to Espotting employees and affiliates, with a weighted average exercise price that will approximate $1.73 per share, in exchange for outstanding options and warrants of Espotting.

         As part of the agreement, FindWhat.com advanced Espotting Media, Inc. $2.0 million in exchange for a note receivable. The advance to Espotting is interest bearing and shall either be paid in full at closing or it shall reduce the cash obligation payable by FindWhat.com to Espotting on the closing date. The completion of the merger is conditioned upon registration of the shares to be issued to Espotting stockholders on a Registration Statement on Form S-4, the expiration or termination of the waiting period under the Hart- Scott-Rodino Anti-Trust Improvements

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

NOTE G - MERGER - ESPOTTING (continued)

         Act of 1976, foreign regulatory filings, approval from stockholders of FindWhat.com and Espotting, and other customary closing conditions. As a result, the merger may not be consummated. The two companies' respective stockholders are expected to vote on the merger agreement and the merger, among other things, at stockholder meetings expected to be held in the fourth quarter of 2003.

NOTE H - SUBSEQUENT EVENTS

         On July 15, 2003 the Company completed the sale of 1,000,000 shares of common stock to selected institutional investors in a private placement. FindWhat.com received $20.27 million of gross proceeds, which it intends to use for general corporate purposes and to fund the general growth of its business.

         The securities sold have not been registered under the Securities Act of 1933, as amended or state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The sale and issuance of these securities was, in our opinion, exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder due to the fact the securities were sold to less than 35 purchasers all of whom were accredited investors. FindWhat.com has agreed to provide, no later than 200 days after the closing of the private placement, an effective SEC registration statement for the resale of the shares.

NOTE I - NEW ACCOUNTING PROUNCEMENTS

         The Financial Accounting Standards Board Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003. The provisions of FIN 46 must be applied to variable interests in variable interest entities created before February 1, 2003 from the beginning of the third quarter of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issue after January 31, 2003. We do not believe that FIN 46 has any impact on our financial statements currently. However, if the Company enters into certain types of transactions in the future, including special purpose entities, then consolidation of that entity with the Company might be required.

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

         Along with our private label partner Terra Lycos's Lycos.com and HotBot, we distribute advertisements to millions of Internet users each day, often in direct response to search or directory queries. The FindWhat.com Network includes hundreds of distribution partners, including search engines like CNET's Search.com, Excite, Webcrawler, MetaCrawler, Dogpile, and Microsoft Internet Explorer Auto Search. We recognize 100% of the revenue from paid click-throughs on the sites in the FindWhat.com Network, and then share that revenue with those sites. We recognize only our share of the revenue generated from private label initiatives. With both the FindWhat.com Network and the private label service, our services are a source of revenue and relevant keyword-targeted ads for our partners, while providing our managed advertisers with exposure to potential customers across the Internet. As with the Yellow Pages in the offline world, our managed advertisers get their message in front of prospects at the exact time they are looking for the advertisers' products and services. Unlike the Yellow Pages, advertisers only pay for those visitors that "walk" into their virtual stores.

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

QUARTER        PAID CLICK-THROUGHS    AVG. REVENUE PER        MANAGED ACTIVE
                  (IN MILLIONS)        CLICK-THROUGH       ADVERTISER ACCOUNTS

Q2 2003               98.4                $0.18                  24,500
Q1 2003               89.2                $0.18                  25,400
Q4 2002               75.3                $0.18                  22,400
Q3 2002               60.8                $0.18                  18,500
Q2 2002               54.2                $0.18                  17,100
Q1 2002               50.8                $0.17                  16,500
Q4 2001               46.2                $0.17                  15,300
Q3 2001               36.0                $0.15                  12,400
Q2 2001               33.3                $0.13                  10,200
Q1 2001               22.9                $0.10                   7,500

         Among other things, our growth rate and results depend on our ability to continue to increase the number of advertisers who use our services, the amount our managed advertisers spend on our services, and the number of Internet users who have access to our advertisers keyword ads. We anticipate these variables to fluctuate, affecting our growth rate and our financial results. In particular, it is difficult to project how many click-throughs we will deliver to our managed advertisers and how much advertisers' will spend with us, and even more difficult to anticipate the average revenue per click-through, because our advertisers are solely responsible for determining the prices they pay via an automated bidding environment. In addition, we believe we will experience seasonality. Although seasonality is difficult to predict, we expect that the fourth quarter of the calendar year will realize more activity than the first quarter, with the second and third quarters being the least active, due to lower usage of the Internet during warmer weather months.

         FindWhat.com Network click-through revenue and private label revenue are recognized when earned, which is based on the actual click-through activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or collection is probable.

         In order to increase overall revenue, we must increase one or more of the following: the number of managed advertisers, the number of click-throughs, average revenue per click-through, and the number and quality of our distribution partners and private label partners. We believe these elements are complementary, meaning adding distribution partners and private label partners can lead to increased managed advertisers, which can lead to higher average revenue per click-through, and, subsequently, more distribution partners and private label partners. For example, we inherently increase the number of keyword-targeted ads and related keyword coverage as we increase the number of overall managed advertiser accounts. An increase in the number of managed advertisers can lead to greater competition among advertisers, which we believe can lead to increases in average revenue per click-through. Increased advertiser competition can lead to a higher quality of paid keyword ads displayed, including higher relevancy. As relevancy and coverage increases, we are able to deliver higher revenue to our distribution partners and higher returns on investment to our advertisers, thus adding value for both. We believe these forces, or the absence of them, should lead to changes in revenue over long periods of time, and may not be reflected in our near term results.

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

RESULTS OF OPERATIONS

Six and three months ended June 30, 2003 and 2002

         Our fiscal year runs from January 1 through December 31. As previously noted, we began offering our search engine optimization service in March 1998, we commercially launched the FindWhat.com (SM) Network in September 1999, and our first private label service agreement commenced in September 2002. When making comparisons between the three and six months ending June 30, 2003 and the three and six months ending June 30, 2002 readers should note that we do not anticipate our historical growth rate to continue.

REVENUE

         Revenue was approximately $17.5 million for the three months ending June 30, 2003, as compared to approximately $9.7 million for the three months ending June 30, 2002. Revenue for the six months ending June 30, 2003 was approximately $33.4 million, as compared to $18.4 million for the six months ending June 30, 2002. The increase was primarily due to the growth in revenue from the FindWhat.com Network, due to the increased number of paid click-throughs.

         No advertiser represented more than 3% of our total revenue during the three and six months ending June 30, 2003 and 2002. In each of the three and six month periods ending June 30, 2003, and the six months ending June 30, 2002 we had one distribution partner with which we generated more than 10% of our total revenue. In the three months ending June 30, 2002, we had two distribution partners with which we generated more than 10% of our total revenue.

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

         Search serving expense increased to approximately $722,000 for the three months ending June 30, 2003, as compared to approximately $458,000 for the three months ending June 30, 2002. Search serving expense increased to approximately $1.3 million for the six months ending June 30, 2003, as compared to approximately $949,000 for the six months ending June 30, 2002. The increase was primarily due to increases in Internet connectivity fees, depreciation of equipment, and personnel expense. We anticipate search serving expense will continue to increase as our traffic, managed active advertiser accounts, and number of click-throughs increase.

         Marketing, Sales and Service. Marketing, sales and service expense consists primarily of:

         o revenue-sharing or other arrangements with our FindWhat.com distribution partners;
         o advertising expenditures for the FindWhat.com Network, such as, banner advertising campaigns and sponsorships;
         o promotional expenditures such as sponsorships of seminars, trade shows, and expos;
         o referral fees and other expenses to attract advertisers to our services;
         o    fees to marketing and public relations firms; and
         o payroll and related expenses for personnel engaged in marketing, customer service, business development, and sales functions.

         Our marketing, sales and service expense increased to approximately $10.1 million for the three months ending June 30, 2003, as compared to $5.3 million for the three months ending June 30, 2002. Marketing, sales and service expense increased to approximately $19.1 million for the six months ending June 30, 2003, as compared to $10.1 million for the six months ending June 30, 2002. The increase in marketing, sales and service expense was related primarily to increases in: revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, which increase as our revenue increases, personnel costs due to expanding the number of business development, marketing, customer service, and sales personnel, and consulting fees. Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales, and service expense. We believe that continued investment in marketing, sales and service, including attracting advertisers to utilize the FindWhat.com Network, attracting distribution partners to display our keyword-targeted ads, and obtaining additional private label partners, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative. General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and auditing fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; and other general corporate expenses. General and administrative expenses increased to approximately $2.0 million for the three months ending June 30, 2003, as compared to approximately $1.3 million for the three months ending June 30, 2002. General and administrative expense increased to approximately $3.8 million for the six months ending June 30, 2003, as compared to $2.7 million for the six months ending June 30, 2002. The increase in general and administrative expenses was primarily due to increases in credit card fees, depreciation on furniture and equipment, compensation expense, rent expense, and expenses relating to being a public company. We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, and as we litigate patent-related lawsuits with Overture Services, Inc.

         Product Development. Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features and functionality for our FindWhat.com services and depreciation for related equipment used in product development. Product development expense was approximately $380,000 for the three months ending June 30, 2003, as compared to approximately $141,000 for the three months ending June 30, 2002. Product development expense was approximately $678,000 for the six months ending June 30, 2003, as compared to $227,000 for the six months ending June 30, 2002. The increase was primarily due to an increase in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, we expect product development expenses to increase in the future. We periodically evaluate our product development expenses to determine if amounts should be capitalized, and to date, we have concluded that these amounts are not material.

INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was approximately $84,000 for the three months ending June 30, 2003, as compared to approximately $41,000 for the three months ending June 30, 2002. Net interest income was approximately $210,000 for the six months ending June 30, 2003, as compared to $71,000 for the six months ending June 30, 2002. The increase in interest income was due to higher average cash and cash equivalent balances offset in part by lower interest rates.

INCOME TAXES

         For the three month period ending June 30, 2003 we recorded an income tax provision of approximately $1.7 million. For the six months ending June 30, 2003 we recorded a total income tax provision of approximately $3.3 million. For the six and three month period ending June 30, 2002 we recorded a $1.8 million deferred tax benefit.

         At 38%, our effective tax rate for 2003 approximates our statutory tax rate.

NET INCOME

         As a result of the factors described above, we generated net income of $2.7 million, or $0.14 per basic, and $0.12 per diluted share, for the three months ending June 30, 2003, as compared to net income of $4.3 million, or $0.25 per basic and $0.22 per diluted share, for the three months ending June 30, 2002. For the six months ending June 30, 2003, we generated net income of $5.4 million, or $0.29 per basic and $0.25 per diluted share, as compared to net income of $6.3 million, or $0.37 per basic and $0.33 per diluted share, for the six months ending June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. Through June 30, 2003 we have raised net proceeds of approximately $13.6 million through private equity financings, and received approximately $5.6 million in proceeds from the exercise of warrants and options. On July 15, 2003 we issued an additional one million shares of common stock to private investors, raising gross proceeds of approximately $20.3 million. We plan to utilize the proceeds from this private placement to fund future growth and capitalize new initiatives. Through February 2003, space and support services in New York City were provided to us by WPI Advertising, Inc., an affiliate of our co-founder, Robert D. Brahms. We have been billed our pro rata share of applicable expenses. Beginning in Q2 2001, we began generating cash flows from operations. In 2001, our cash flows provided by operations were approximately $4.1 million. We continued to generate cash during 2002, with cash flows from operations of approximately $11.7 million. For the six months ending June 30, 2003 we generated cash flows from operations of $7.1 million. We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for keyword-targeted ads in the FindWhat.com Network, and the increase in the number of distribution partners displaying our keyword ads, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our managed advertisers with high quality click-throughs (or visitors to their websites), they may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive keyword-targeted advertisements in terms of the average revenue per paid click-through, the revenue share paid to the distribution partners, the relevancy and coverage of our keyword ads, and the speed of delivery of such ads, among other factors - they may display fewer FindWhat.com results, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. The number and quality of providers of keyword-targeted ads is increasing, which may adversely impact: our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners, all of which may reduce our revenue and cash flows.

         Net cash provided by operating activities totaled approximately $7.1 million for the six months ending June 30, 2003 versus approximately $4.5 million for the six months ending June 30, 2002.

          For the six months ending June 30, 2003 the net cash provided was based primarily on net income of approximately $5.4 million, plus an increase in accounts payable and accrued expenses of approximately $2.2 million, the recognition of non-cash depreciation and amortization expense for the period of approximately $785,000, and the decrease in the deferred tax benefit of approximately $446,000. The increase in cash for the period was partially offset by the increase in accounts receivable of approximately $605,000, and prepaid expenses and other current assets of $1.1 million.

         Net cash used by investing activities totaled approximately $521,000 for the six months ending June 30, 2003 versus net cash used of $8.7 million for the six months ending June 30, 2002.

         For the six months ending June 30, 2003 the net cash used by investing activities consisted primarily of a note receivable of approximately $2.0 million, and capital expenditures of approximately $1.7 million. Net cash used was partially offset by proceeds from the sale of short-term investments of approximately $3.2 million.

         Net cash provided by financing activities totaled approximately $5.0 million for the six months ending June 30, 2003 versus approximately $469,000 for the six months ending June 30, 2002.

         Net cash provided by financing activities for the six months ending June 30, 2003 consisted of cash received of approximately $5.1 million from the exercise of stock options and warrants.

         Our principal sources of liquidity consisted of approximately $29.6 million of cash and cash equivalents as of June 30, 2003. This does not include the proceeds from the private placement of one million shares of common stock to private investors on July 15, 2003 for $20.3 million in gross proceeds.

         Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure, and personnel. Our Fort Myers, Florida lease represents our largest operating lease commitment; it is a 10-year obligation with minimum lease payments of approximately $450,000 per year, plus our pro rata share of the building's operating expenses. We do not believe we have any other material operating leases. Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. We are engaged in patent litigation with our largest competitor, Overture Services, Inc. We believe that the litigation will not be resolved over the next 12 months, and will require a run-rate of approximately $1.0 million per annum in legal expenses until it is resolved. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently, or at all.

         Additionally, we have entered into an agreement to merge with privately-owned Espotting Media, Inc. Under the proposed terms of the transaction, Espotting stockholders will receive approximately 8.1 million shares of FindWhat.com common stock and approximately $27.0 million in cash. The amount of cash Espotting stockholders will receive will vary based upon Espotting's audited net assets and net operating loss carryforwards as of March 31, 2003, and outstanding borrowings at the closing date. We anticipate the merger will close by December 2003, subject to the successful completion of various closing conditions and approvals.

          We currently anticipate that our cash and cash equivalents as of June 30, 2003, together with cash flows from operations and the proceeds from our July 15, 2003 private placement, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months, including the cash to be used n our planned merger with Espotting. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions, or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

OFF BALANCE SHEET ARRANGEMENTS

         Other than the Fort Myers operating lease described above, the Company has no off-balance sheet arrangements or special purpose entities.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

         This Management's Discussion and Analysis of Financial Condition and Plan of Operation are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts, and our valuation allowance for deferred income tax assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

         Revenue

         We derive revenue primarily from the following sources: through click-throughs on keyword ads on the FindWhat.com Network, and from management fees generated from click-throughs from our private label agreement. Revenue from click-throughs is recognized when generated.

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

         Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. The allowance for doubtful accounts was approximately $156,000 at June 30, 2003. If our billable advertisers were to contest amounts legitimately owed to us, or if their ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

         Income Taxes

         Deferred income taxes are recognized for temporary differences between our financial statement and income tax basis of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

         At June 30, 2003 the Company had utilized all of its historical net operating loss carry-forwards and deferred tax assets. The Company anticipates a full effective tax rate of approximately 38 - 40% moving forward.

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

         We have limited marketing experience and limited financial, personnel, and other resources to undertake extensive marketing activities. Our ability to generate revenue from the FindWhat.com Network is dependent upon our ability to attract advertisers and generate traffic to our advertisers' websites. If we are unable to enter into additional agreements to generate significant traffic to our advertisers' websites on commercially acceptable terms, or are unable to implement successfully current agreements which drive traffic to our advertisers' websites, it could have a material adverse effect on our business, prospects, financial condition, and results of operations.

OUR PRINCIPAL COMPETITOR MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING THE FINDWHAT.COM SERVICES IN THEIR PRESENT FORM.

         Our principal competitor, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the `361 patent in an Answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

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

WE PARTIALLY DEPEND ON THIRD PARTIES FOR CERTAIN SOFTWARE AND INTERNET SERVICES FOR THE FINDWHAT.COM NETWORK.

         We partially depend on third-party software to operate the FindWhat.com Network. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition, and results of operations. We also are dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that the FindWhat.com Network can function properly and our FindWhat.com website can handle current and anticipated traffic. We currently have contracts with Sprint, Internap, and KMC Telecom for these services. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

         Some of our officers have no prior senior management experience in public companies. At June 30, 2003 we have 160 full time employees; our new employees include a number of key managerial, technical, financial, marketing, and operations personnel as of June 30, 2003 who has not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

OUR BUSINESS IS PARTIALLY SUBJECT TO SEASONALITY, WHICH MAY IMPACT OUR GROWTH RATE.

         We have historically experienced, and expect to continue to experience, seasonal fluctuations in the number of click-throughs received by typical distribution partners within the FindWhat.com Network. We expect that the first and fourth quarters of each calendar year will realize more activity than the second and third quarters, due to increased overall Internet usage during the first and fourth quarters due to colder weather and holiday purchases. Our operating results and growth rate may vary significantly in the future, partly due to such seasonal fluctuations. It is possible that in some future quarter our operating results will be below the expectations of public market analysts and investors due to seasonality and in such event, the price of our common stock could be materially adversely affected.

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

WE MAY BE UNABLE TO OBTAIN THE INTERNET DOMAIN NAMES THAT WE HOPE TO USE.

         The Internet domain name we are using for our paid keyword-targeted ad website is "FindWhat.com." We believe that this domain name is an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain name registrars, or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Also, we may be unable to acquire or maintain desired and relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies which may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs,

o    we may lose business to a competitor; and

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

         Legal standards relating to the validity, enforceability, and scope of protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our future intellectual property. Third parties may also infringe or misappropriate any copyrights, trademarks, service marks, trade dress, and other proprietary rights we may have. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

THE MARKET PRICE OF OUR SECURITIES MAY BE VOLATILE.

         From time to time the market price of our common stock may experience significant volatility. Our quarterly results, failure to meet analysts' expectations, patents issued or not issued to us or our competitors, announcements by us or our competitors regarding planned or failed mergers, acquisitions, or dispositions, loss of existing clients, new procedures or technology, litigation, sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, prospects, financial condition, and results of operations.

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

         As of June 30, 2003 we have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 3.7 million shares of common stock at a weighted average exercise price of $3.74 and warrants to purchase approximately 1.2 million shares of common stock at a weighted average exercise price of $2.99 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

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

         We are not aware of any other company with an offering exactly similar to our private label service. In the future, other companies with greater financial, marketing, and other resources may offer directly competing services.

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

WE MAY NOT BE ABLE TO ADAPT AS THE INTERNET, ELECTRONIC COMMERCE, INTERNET ADVERTISING, AND CUSTOMER DEMANDS CONTINUE TO EVOLVE.

         We may not be able to adapt as the Internet, electronic commerce, Internet advertising, and customer demands continue to evolve. Our failure to respond in a timely manner to changing market conditions, or client requirements would have a material adverse effect on our business, prospects, financial condition and results of operations. The Internet e-commerce and the Internet advertising industry are characterized by:

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

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

         Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash as of June 30, 2003, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months, including the cash to be used in our planned merger with Espotting. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions, or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

OUR AGREEMENT TO MERGE WITH ESPOTTING MEDIA, INC. IS SUBJECT TO A NUMBER OF CONTINGENCIES AND THERE IS NO ASSURANCE THAT THE TRANSACTION WILL CLOSE.

         On June 17, 2003, we entered into an agreement to merge with Espotting Media, Inc., a leading provider of performance based internet marketing services in Europe. Under the terms of the Espotting transaction, Espotting's stockholders will receive approximately 8.1 million shares of our common stock and $27 million in cash, subject to adjustment. Additionally, we will also issue options and warrants to purchase approximately 2.1 million shares of our common stock to Espotting's option and warrant holders. The Espotting transaction is subject to a number of contingencies, including receipt of stockholder and regulatory approvals; and there is no guarantee that the transaction will be consummated. In the event the Espotting transaction is not consummated, it could have a material adverse effect on our stock price, business, prospects, financial condition, and results of operations.

OUR AGREEMENT TO MERGE WITH ESPOTTING MEDIA, INC. EXPOSES OUR BUSINESS TO SIGNIFICANT RISK.

         The following factors, among others, could have a material adverse effect on our stock price, business, prospects, financial condition, and results of operations given our pending merger with Espotting: potential that the information and estimates used to predict anticipated revenues and expenses of the combined company after the acquisition were not accurate; either our or Espotting's failure to retain clients after the announcement of the Espotting transaction; difficulties executing integration strategies or achieving planned synergies; political and global economic risks attendant to a greater international presence; other economic, business, and competitive factors generally affecting the business of the combined company; risk that transaction costs and integration costs will be higher than anticipated; risk that the transaction will be delayed or not close when expected; the risk that the businesses of the companies may suffer due to uncertainty; the risk that the continuity of our operations will be disrupted in the event the transaction does not close; the risk that Espotting will require more cash than anticipated prior to closing; fluctuations in currency exchange rates; and fluctuations in the trading price and volume of our common stock.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.

         As of the end of the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter to which this report relates that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Our principal competitor, Overture Services, Inc. purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position business model. Overture Services has advised us that they believe our current bid-for-position business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge Overture's `361 patent in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. In the litigation, we are seeking a declaration that Overture's patent is invalid and unenforceable and not infringed by us, and Overture is seeking a permanent injunction against any act by us deemed by the court to infringe Overture's patent, an award of unspecified monetary damages, and attorney's fees, costs, and expenses. In an Opinion and Order dated February 13, 2003, despite finding that our complaint was properly brought in New York, Judge Mukasey in the Southern District of New York ordered the action transferred to the Central District of California based largely on the convenience of the expected witnesses in this case. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability and non-infringement of the `361 patent in an Answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. A trial in this matter is not expected before August 2004.

ITEM 5.  OTHER INFORMATION

         Historically the Company has held its annual meeting of stockholders in June of each year. In connection with obtaining stockholder approval of the Espotting Media, Inc. merger, the Company anticipates holding its 2003 annual meeting of stockholders in the fourth quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

         (1) Exhibits:

Number            Exhibit

2.1* Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation, Collectibles America, Inc. and Mick Jardine.

2.2### Agreement and Plan of Merger among FindWhat.com and Espotting Media inc., dated June 17, 2003.

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

10.7##/+          Executive Employment Agreement between FindWhat.com and Dave
                  Rae.

10.8*****/+       Executive Employment Agreement between FindWhat.com and Robert
                  D. Brahms.

10.9## Colonial Bank Plaza office building lease dated January 31, 2002, as amended.

10.10#/+          Executive Employment Agreement between FindWhat.com and
                  Anthony Garcia.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2 Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


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

**** Incorporated by reference to the exhibit previously filed on August 1, 2002, with FindWhat.com's Form S-8.

***** Incorporated by reference to the extent previously filed on April 2, 2001 with FindWhat.com's Form 10-KSB for the year ended December 31, 2000.

# Incorporated by reference to the exhibit previously filed on May 15, 2001 with FindWhat.com's Form 10-QSB for the fiscal quarter ended March 31, 2001.

## Incorporated by reference to the exhibit previously filed on November 6, 2002 with FindWhat.com's Form 10-QSB for the fiscal quarter ended September 30, 2002.

### Incorporated by reference to the exhibit previously filed on June 18, 2003 with FindWhat.com's Form 8-K.

+ Management compensatory contract or plan.

         (b) Reports on Form 8-K

         Report on Form 8-K, dated June 17, 2003, regarding a definitive agreement to merger with Espotting Media, Inc.

         Report on Form 8-K, dated June 18, 2003, regarding second quarter 2003 earnings.

         Report on Form 8-K, dated June 6, 2003, regarding resignation of a director.

         Report on Form 8-K, dated April 30, 2003, regarding first quarter 2003 financial results.

         Report on Form 8-K, dated April 14, 2003, regarding listing on the Nasdaq National Market System.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              FINDWHAT.COM


Date: August 13, 2003         By: /s/ Phillip R. Thune
                                  ----------------------------------------------
                                  Phillip R. Thune
                                  Chief Operating Officer and Chief Financial
                                  Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)