Form 10-Q
period 2003-09-30
FINDWHAT COM INC
filed 2003-10-30
CIK 1094808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                   -------------------  -----------------------

                         Commission file number: 0-30428

                                  FINDWHAT.COM
             (Exact name of registrant as specified in its charter)

             NEVADA                                           88-0348835
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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 21,392,203 shares of Common Stock, $.001 par value, were outstanding at September 30, 2003.

                                    FORM 10-Q

                                  FINDWHAT.COM

                                TABLE OF CONTENTS

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements.

                      Unaudited Condensed Consolidated Balance Sheets                                 3
                           December 31, 2002 and September 30, 2003

                      Unaudited Condensed Consolidated Statements of Income                           4
                           For the Three and Nine Months Ended
                           September 30, 2002 and 2003

                      Unaudited Condensed Consolidated Statements of Cash Flows                       5
                           For the Nine Months Ended
                           September 30, 2002 and 2003

                      Notes to Interim Condensed Consolidated Unaudited                               6
                           Financial Statements For the Three and Nine Months Ended
                           September 30, 2002 and 2003

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                                           12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.                       N/A

         Item 4.  Controls and Procedures.                                                           29

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                                                 30

         Item 2.  Changes in Securities and Use of Proceeds.                                        N/A

         Item 3.  Defaults Upon Senior Securities.                                                  N/A

         Item 4.  Submission of Matters to a Vote of Security Holders.                              N/A

         Item 5.  Other Information.                                                                 30

         Item 6.  Exhibits and Reports on Form 8-K.                                                  31

         Signature                                                                                   33

ITEM 1. FINANCIAL STATEMENTS

                           FindWhat.com and Subsidiary
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par values)


                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                    2003                2002
                                                                               ---------------     ---------------
                                                                                            (unaudited)
                                     ASSETS
 CURRENT ASSETS
       Cash and cash equivalents                                               $        54,004     $        17,982
       Short-term investments                                                               --               3,157
       Accounts receivable, less allowance for doubtful accounts of
           $175 and $95 at September 30, 2003 and December 31, 2002,
           respectively                                                                  3,258               1,920
       Deferred tax asset                                                                   --                 446
       Note receivable                                                                   2,029                  --
       Prepaid expenses and other current assets                                         2,323                 519
                                                                               ---------------     ---------------
          Total current assets                                                          61,614              24,024

 EQUIPMENT AND FURNITURE - NET                                                           4,277               3,121
 OTHER ASSETS                                                                              156                 167
                                                                               ---------------     ---------------
           Total assets                                                        $        66,047     $        27,312
                                                                               ===============     ===============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
       Accounts payable and accrued expenses                                   $         6,037     $         3,809
       Current portion of capital lease obligations                                         --                   4
       Deferred revenue                                                                  1,297               1,243
       Other current liabilities                                                            80                  80
       Taxes payable                                                                       259                  --
                                                                               ---------------     ---------------
           Total current liabilities                                                     7,673               5,136

 OTHER LIABILITIES                                                                          90                   8

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
       Preferred stock, $.001 par value; authorized,
           500 shares; none issued and outstanding                                          --                  --
       Common stock, $.001 par value; authorized, 50,000 shares;
           21,399 and 18,177, respectively, issued; and 21,392 and
           18,170, respectively, outstanding                                                21                  18
       Additional paid-in capital                                                       50,401              22,506
       Treasury stock; 7 shares, at cost                                                   (82)                (82)
       Accumulated earnings (deficit)                                                    7,944                (274)
                                                                               ---------------     ---------------
           Total stockholders' equity                                                   58,284              22,168
                                                                               ---------------     ---------------
           Total liabilities and stockholders' equity                          $        66,047     $        27,312
                                                                               ===============     ===============

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FindWhat.com and Subsidiary
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)


                                                 FOR THE NINE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                 -------------------------          -------------------------
                                                   2003            2002               2003           2002
                                                 ----------     ----------          ----------     ----------
 Revenues                                        $   51,202     $   29,407          $   17,841     $   10,985
                                                 ----------     ----------          ----------     ----------
 Operating expenses
       Search serving                                 2,046          1,416                 714            466
       Marketing, sales and service                  29,282         16,184              10,222          6,076
       General and administrative                     5,871          4,153               2,073          1,426
       Product development                            1,094            396                 416            169
                                                 ----------     ----------          ----------     ----------
 Total operating expenses                            38,293         22,149              13,425          8,137
                                                 ----------     ----------          ----------     ----------
 Income from operations                              12,909          7,258               4,416          2,848
 Other income
       Interest income, net                             368            137                 158             65
                                                 ----------     ----------          ----------     ----------
 Income before provision for income taxes            13,277          7,395               4,574          2,913
 Income tax expense (benefit)                         5,060           (668)              1,759          1,132
                                                 ----------     ----------          ----------     ----------
 Net income                                      $    8,217     $    8,063          $    2,815     $    1,781
                                                 ==========     ==========          ==========     ==========
 Net income per share
           Basic                                 $     0.42     $     0.48          $     0.14     $     0.10
                                                 ==========     ==========          ==========     ==========
           Diluted                               $     0.37     $     0.42          $     0.12     $     0.09
                                                 ==========     ==========          ==========     ==========
 Weighted-average number of common
       shares outstanding
           Basic                                     19,353         16,952              20,435         17,019
                                                 ==========     ==========          ==========     ==========
           Diluted                                   22,149         19,084              23,338         19,121
                                                 ==========     ==========          ==========     ==========


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FindWhat.com and Subsidiary
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)


                                                                                     FOR THE NINE MONTHS
                                                                                     ENDED SEPTEMBER 30,
                                                                               ------------------------------
                                                                                  2003                2002
                                                                               ----------          ----------
 Cash Flows from Operating Activities
               Net income                                                      $    8,217          $    8,063
               Adjustments to reconcile net income to net cash
                 provided by operating activities
                    Provision for doubtful accounts                                    80                  74
                    Depreciation and amortization                                   1,245                 645
                    Equity based compensation expense                                  --                  15
                    Deferred income taxes (benefit)                                   446                (702)
                    Loss on sale of assets                                             11                  --
               Changes in operating assets and liabilities
                    Accounts receivable                                            (1,418)               (589)
                    Prepaid expenses and other current assets                      (1,804)                (47)
                    Other assets                                                       11                 (84)
                    Deferred revenue                                                   54                 318
                    Accounts payable, accrued expenses and other liabilities        2,569                 455
                                                                               ----------          ----------
               Net Cash Provided by Operating Activities                            9,411               8,148
                                                                               ----------          ----------
 Cash Flows from Investing Activities

               Advances under note receivable                                      (2,029)                 --
               Proceeds from the sale of assets                                         8                  --
               Proceeds from the sale of short-term investments                     3,157                  --
               Purchase of short-term investments                                      --              (9,655)
               Purchase of equipment and furniture                                 (2,420)             (1,806)
                                                                               ----------          ----------
               Net Cash Used in Investing Activities                               (1,284)            (11,461)
                                                                               ----------          ----------
 Cash Flows from Financing Activities

               Payments made on capital leases                                         (4)                 (9)
               Net proceeds from private placements                                20,001                  --
               Proceeds received from exercise of stock options and warrants        7,897                 537
                                                                               ----------          ----------
               Net Cash Provided by Financing Activities                           27,894                 528
                                                                               ----------          ----------
 Increase (Decrease) in Cash and Cash Equivalents                                  36,022              (2,785)

 Cash and Cash Equivalents, Beginning of Period                                    17,982               5,498
                                                                               ----------          ----------
 Cash and Cash Equivalents at End of Period                                    $   54,004          $    2,713
                                                                               ==========          ==========

 Supplemental disclosures of cash flow information
      Taxes paid                                                               $    4,117                  $-
      Interest paid                                                            $        3                  $-



       See Notes to Unaudited Condensed Consolidated Financial Statements.

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                             (dollars in thousands)
                                   (Unaudited)




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

         FindWhat.com and its subsidiary, who are collectively referred to as the Company, are developers and providers of performance-based marketing services for the Internet. FindWhat.com currently offers two primary proprietary performance-based services: the FindWhat.com Network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; and a private label service, which offers large portals, search engines, and high traffic websites the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using FindWhat.com's turn-key operation.

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly FindWhat.com's financial position as of September 30, 2003, and the results of its operations for the nine and three months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002. Certain financial information which is normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, but which is not required for interim reporting purposes, has been condensed or omitted. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2002, which were included in the Company's Form 10-KSB/A, as filed with the Securities and Exchange Commission, or SEC.

         Results of the interim period are not necessarily indicative of results that may be expected for the entire year.

         Product Development: Product development expenses consist of expenses incurred by the Company in the development, creation and enhancement of our services. Product development expenses include compensation and related expenses, costs of computer hardware and software, and costs incurred in developing features and functionality of the service. Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that cost incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized.

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
              (dollars in thousands, except for per share amounts)
                                   (Unaudited)


NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (continued)

         Stock-Based Compensation: On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board, APB, Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. We continue to account for stock-based compensation based on the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees.

         The following table summarizes our results as if we had recorded stock-based compensation expense for the nine and three months ended September 30, 2003 and 2002, based on the provisions of SFAS 123, as amended by SFAS 148:

                                                         FOR THE NINE        FOR THE NINE         FOR THE THREE     FOR THE THREE
                                                         MONTHS ENDED        MONTHS ENDED         MONTHS ENDED       MONTHS ENDED
                                                         SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,
                                                              2003               2002                 2003                2002
                                                         -------------       -------------        -------------      -------------
Net income, as reported                                  $       8,217       $       8,063        $       2,815      $       1,781
Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects                (1,928)             (1,513)                (865)              (485)
                                                         -------------       -------------        -------------      -------------
Pro forma net income (loss)                              $       6,289       $       6,550        $       1,950      $       1,296
                                                         =============       =============        =============      =============
Earnings per share:
      Basic - as reported                                $        0.42       $        0.48        $        0.14      $        0.10
                                                         =============       =============        =============      =============
      Basic - pro forma                                  $        0.32       $        0.39        $        0.10      $        0.08
                                                         =============       =============        =============      =============
      Diluted - as reported                              $        0.37       $        0.42        $        0.12      $        0.09
                                                         =============       =============        =============      =============
      Diluted - pro forma                                $        0.28       $        0.34        $        0.08      $        0.07
                                                         =============       =============        =============      =============

NOTE C - EQUIPMENT, FURNITURE AND FIXTURES

         Equipment, furniture and fixtures consisted of the following:

                                                  SEPTEMBER 30,                  DECEMBER 31,
                                                      2003                          2002
                                                 ---------------               ---------------
Network equipment                                $         5,994               $         4,162
Furniture and fixtures                                       424                           237
Office equipment                                             601                           372
Leasehold improvements                                        37                            62
Capitalized software development costs                       127                            --
                                                 ---------------               ---------------
                                                           7,183                         4,833
Less accumulated depreciation and amortization            (2,906)                       (1,712)
                                                 ---------------               ---------------
                                                 $         4,277               $         3,121
                                                 ===============               ===============

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                             (dollars in thousands)
                                   (Unaudited)


NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consisted of the following:

                                                  SEPTEMBER 30,       DECEMBER 31,
                                                     2003                 2002
                                               -----------------    -----------------
Accounts payable                               $           1,482    $             394
Revenue-sharing agreements                                 3,059                2,480
Accrued compensation                                       1,456                  865
Miscellaneous accrued expenses                                40                   70
                                               -----------------    -----------------
                                               $           6,037    $           3,809
                                               =================    =================

NOTE E - PER SHARE DATA

         For the nine and three months ended September 30, 2003 there were 15,029 weighted outstanding stock options at an exercise price range of $18.44 - $27.72, and 24,991 weighted outstanding plan options at an exercise price range of $21.94 - $27.72, respectively, which were excluded from the dilutive earnings per share calculation because the effect would be anti-dilutive.

         The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in thousands):

                                                            NINE MONTHS ENDED           THREE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                      -------------------------     -------------------------
                                                         2003           2002           2003           2002
                                                      ----------     ----------     ----------     ----------
Weighted-average number of common
      shares outstanding-basic                            19,353         16,952         20,435         17,019

Dilution from stock options and
      warrants                                             2,796          2,132          2,903          2,102
                                                      ----------     ----------     ----------     ----------
Weighted-average number of common
      shares and potential common shares
      outstanding - diluted                               22,149         19,084         23,338         19,121
                                                      ==========     ==========     ==========     ==========

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)



NOTE F - LITIGATION

         One of the Company's competitors, Overture Services, Inc., purports to be the owner of a United States patent that was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine" (U.S. Patent No. 6,269,361, "the '361 patent"). On January 17, 2002, the Company filed a complaint to challenge the validity, enforceability, and assert non-infringement of Overture's '361 Patent in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against the Company in the District Court for the Central District of California in Los Angeles, alleging that the Company is infringing the '361 Patent. In the litigation, the Company is seeking a declaration that the '361 Patent is invalid and unenforceable and not infringed by the Company, and Overture is seeking a permanent injunction against any act by the Company deemed by the court to infringe Overture's '361 Patent, an award of unspecified monetary damages, and attorney's fees, costs, and expenses. In an Opinion and Order dated February 13, 2003, despite finding that FindWhat.com's complaint was properly brought in New York, Judge Mukasey in the Southern District of New York ordered the action transferred to the Central District of California based largely on the convenience of the expected witnesses in this case. As a result, the Company has asserted its claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the '361 Patent in an Answer the Company filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. A trial in this matter is not expected before the second quarter of 2004.

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

NOTE G - MERGER - ESPOTTING

         On June 17, 2003, the Company entered into an agreement to merge with Espotting Media Inc., a leading provider of performance based internet marketing services in Europe. Under the terms of the Espotting transaction, Espotting's stockholders will receive approximately 8.1 million shares of FindWhat.com common stock and $27 million in cash, subject to adjustment. Additionally, the agreement calls for the Company to issue options and warrants to purchase approximately 2.1 million shares of FindWhat.com common stock to Espotting's option and warrant holders. On September 19, 2003, the Company announced that it was engaged in negotiations with Espotting as a result of FindWhat.com's post-signing examination of Espotting's historical and projected financial performance. The parties are reserving their rights under the existing merger agreement, and depending on the outcome of FindWhat.com's review of Espotting's financial performance, the parties may negotiate to modify the terms of the transaction. The Company believes that, at a minimum, any successful renegotiation of the terms will include a reduction of the purchase consideration, along with other material changes to the existing Merger Agreement. The Espotting transaction is subject to a number of contingencies, including receipt of stockholder and regulatory approvals, and it is possible that mutually agreeable terms will not be reached, and therefore the merger may not be consummated. In the event the Espotting transaction is not consummated, it could have a material adverse effect on FindWhat.com's results of operations, stock price, business, and prospects.

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

NOTE G - MERGER - ESPOTTING (continued)

         Also on June 17, 2003, FindWhat.com loaned Espotting $2.0 million in exchange for a promissory note. The loan to Espotting is interest-bearing and must be paid in full at closing or upon termination of the merger agreement, whichever occurs first. If the merger is consummated, the loan shall be repaid by reducing the cash obligation payable by FindWhat.com to Espotting on the closing date.

         Additionally, as of September 30, 2003, the Company had incurred and capitalized approximately $1.8 million in legal, advisory and transaction costs associated with its announced merger agreement with Espotting. Upon the successful closing of the merger, these and any additional deal costs will be considered part of the purchase price. But if the merger agreement is terminated, these and any additional costs will be written off as a one-time expense on the date of the termination.

NOTE H - EQUITY

         On July 15, 2003 the Company completed the sale of 1,000,000 shares of common stock to selected institutional investors in a private placement. FindWhat.com received $20 million of net proceeds, which it intends to use for general corporate purposes and to fund the general growth of its business.

         The securities sold have not been registered under the Securities Act of 1933, as amended, or state securities laws and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The sale and issuance of these securities was, in our opinion, exempt from registration pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder due to the fact the securities were sold to less than 35 purchasers all of whom were accredited investors. FindWhat.com has filed with the SEC a registration statement for the resale of the shares, but the registration statement is not yet effective.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities", is effective immediately for all enterprises with variable interests in variable interest entities acquired subsequent to February 1, 2003. The provisions of FIN 46 must be applied by the end of 2003. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issue after January 31, 2003. We do not believe that FIN 46 has any impact on our financial statements currently. However, if the Company enters into certain types of transactions in the future, including special purpose entities, then consolidation of that entity with the Company might be required.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 amends and clarifies the definition of a derivative, expands the nature of exemptions from Statement 133, clarifies the application of hedge accounting when using certain instruments, clarifies the application of Statement 133 to embedded derivatives and modifies the cash flow presentation of derivative instruments containing financing elements. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement, effective July 1, 2003, had no impact on the Company's consolidated financial statements.

                           FindWhat.com and Subsidiary
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)




NOTE I - NEW ACCOUNTING PRONOUNCEMENTS (continued)

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity", to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within such standard's scope as a liability (or an asset in some circumstances). The requirements of this Statement apply to freestanding financial instruments, including those that comprise more than one option or forward contract. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This Statement is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement, effective July 1, 2003, had no impact on the Company's consolidated financial statements.

         In July 2003, the EITF reached a consensus on Issue 03-5, "Applicability of AICPA Statement of Position 97-2 "Software Revenue Recognition", or SOP 97-2, to Non-Software Deliverables", or EITF 03-5. The consensus was reached that non-software deliverables are included within the scope of SOP 97-2 if they are included in an arrangement that contains software that is essential to the non-software deliverables' functionality. This consensus is to be applied to fiscal periods beginning after August 13, 2003. We do not expect the adoption of EITF 03-5 to have a material impact on our financial position, cash flows, or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This management's discussion and analysis or plan of operation contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "projects," and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.

OVERVIEW

         We are a leading developer and provider of performance-based marketing services for the Internet. Our clients only pay us for each Internet user we deliver to their websites. We currently offer two primary proprietary performance-based services: the FindWhat.com Network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; and a private label service, which offers large portals, search engines, and other high traffic websites the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using our turn-key operation. Additionally, on September 25, 2003 we announced the signing of an agreement with Mitsui & Co., Ltd. to power a keyword-targeted advertisement service in Japan, which is expected to launch in early 2004.

         Our main focus is the operation of online marketplaces that connect the prospects that are most likely to purchase specific goods and services to the advertisers that provide those goods and services. Advertisers create advertisements, or keyword-targeted ads, which are comprised of titles, descriptions, URL links, and relevant keywords or keyword phrases. For each keyword, the advertisers determine what price they are willing to pay for a qualified click-through. The pricing process is an open, automated, bid-for-position system. The highest bidder for a particular keyword or phrase receives the first place position, with all other bidders on that same keyword or phrase listed in descending bid order. Through our Account Management Center, or similar centers created for the paid listings services of third parties which are powered by FindWhat.com, advertisers can sign-up and manage their accounts themselves, 24 hours a day, seven days a week. They can control and track their bids, the placement of their keyword ads, their total expenditures, their cost per visitor, and their return on investment, all in a real-time environment. As a result, they can easily determine and work to improve the value they derive from FindWhat.com's services. Our editors review every keyword to ensure that the ad is appropriate for that advertiser's website. This methodology produces extremely relevant commercial listings for Internet users looking for products and services, and drives highly qualified traffic to our managed advertisers.


         Along with our private label partner Terra Lycos's Lycos.com and HotBot, we distribute advertisements to millions of Internet users each day, often in direct response to search or directory queries. The FindWhat.com Network includes hundreds of distribution partners, including search engines like CNET's Search.com, Excite, Webcrawler, MetaCrawler, Dogpile, and Microsoft Internet Explorer Auto Search. We recognize 100% of the revenue from paid click-throughs on the sites in the FindWhat.com Network, and then share that revenue with those sites. We recognize only our share of the revenue generated from third-party initiatives which are powered by us. With both the FindWhat.com Network and the third-party offerings, our services are a source of revenue and relevant keyword-targeted ads for our partners, while providing our managed advertisers with exposure to potential customers across the Internet. As with the Yellow Pages in the offline world, our managed advertisers get their message in front of prospects at the exact time they are looking for the advertisers' products and services. Unlike the Yellow Pages, advertisers only pay for those visitors that "walk" into their virtual stores.


         On June 17, 2003, we entered into an agreement to merge with Espotting Media Inc., a leading provider of performance based internet marketing services in Europe. Under the terms of the Espotting transaction, Espotting's stockholders will receive approximately 8.1 million shares of our common stock and $27 million in cash, subject to adjustment. Additionally, the agreement calls for FindWhat.com to issue options and warrants to purchase approximately
2.1 million shares of our common stock to Espotting's option and warrant holders. On September 19, 2003, we announced that we were engaged in negotiations with Espotting as a result of our post-signing examination of Espotting's historical and projected financial performance. The parties are reserving their rights under the existing merger agreement, and depending on the outcome of our review of Espotting's financial performance, the parties may negotiate to modify the terms of the transaction. We believes that, at a minimum, any successful renegotiation of the terms will include a reduction of the purchase consideration, along with other material changes to the existing Merger Agreement. The Espotting transaction is subject to a number of contingencies, including receipt of stockholder and regulatory approvals, and it is possible that mutually agreeable terms will not be reached, and therefore the merger may not be consummated. In the event the Espotting transaction is not consummated, it could have a material adverse effect on our results of operations, stock price, business, and prospects.

         Also on June 17, 2003, FindWhat.com loaned Espotting $2.0 million in exchange for a promissory note. The loan to Espotting is interest-bearing and must be paid in full at closing or upon termination of the merger agreement, whichever occurs first. If the merger is consummated, the loan shall be repaid by reducing the cash obligation payable by FindWhat.com to Espotting on the closing date.

         Additionally, as of September 30, 2003, the Company had incurred and capitalized approximately $1.8 million in legal, advisory and transaction costs associated with its announced merger agreement with Espotting. Upon the successful closing of the merger, these and any additional deal costs will be considered part of the purchase price. But if the merger agreement is terminated, these and any additional costs will be written off as a one-time expense on the date of the termination.

         In September 2003, we announced the signing of an agreement to acquire Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses, for $5.5 million in a combination of cash and stock, plus the assumption of approximately $2.5 million in notes and other liabilities. Assuming the closing of the transaction, we believe that we can combine our paid listings services with Miva's e-commerce software and services to better serve small and medium-sized businesses, with FindWhat.com delivering qualified prospects to a Miva client's online store, and the Miva Merchant software aiding that online store to make a successful sale. The Miva transaction is subject to a number of contingencies, including receipt by Miva of stockholder and regulatory approvals; and there is no guarantee that the transaction will be consummated.

         Among other things, our growth rate and results depend on the successful completion and integration of our announced transactions with Espotting Media Inc. and Miva Corporation, and on our ability to continue to increase the number of advertisers who use our services, the amount our managed advertisers spend on our services, and the number of Internet users who have access to our advertisers keyword ads. We anticipate these variables to fluctuate, affecting our growth rate and our financial results. In particular, it is difficult to project how many click-throughs we will deliver to our managed advertisers and how much advertisers' will spend with us, and even more difficult to anticipate the average revenue per click-through, because our advertisers are solely responsible for determining the prices they pay via an automated bidding environment. In addition, we believe we will experience seasonality. Although seasonality is difficult to predict, we expect that the fourth quarter of the calendar year will realize more activity than the first quarter, with the second and third quarters being the least active, due to lower usage of the Internet during warmer weather months.

         FindWhat.com Network click-through revenue, private label revenue, and other third-party initiative revenue are recognized when earned, which is based on the actual click-through activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or collection is probable.

         In order to increase revenue from our current services, we must increase one or more of the following: the number of managed advertisers, the number of click-throughs, average revenue per click-through, and the number and quality of our distribution partners and private label partners. We believe these elements are complementary, meaning adding distribution partners and private label partners can lead to increased managed advertisers, which can lead to higher average revenue per click-through, and, subsequently, more distribution partners and private label partners. For example, we inherently increase the number of keyword-targeted ads and related keyword coverage as we increase the number of overall managed advertiser accounts. An increase in the number of managed advertisers can lead to greater competition among advertisers, which we believe can lead to increases in average revenue per click-through. Increased advertiser competition can lead to a higher quality of paid keyword ad displayed, including higher relevancy. As relevancy and coverage increases, we are able to deliver higher revenue to our distribution partners and higher returns on investment to our advertisers, thus adding value for both. We believe these forces, or the absence of them, should lead to changes in revenue over long periods of time, and may not be reflected in our near term results.

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

         We were organized under the laws of the State of Nevada under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation. As a result of the merger, the stockholders of BeFirst Internet Corporation acquired control of us and BeFirst Internet Corporation became a wholly owned subsidiary. On June 17, 1999, we changed our name from Collectibles America, Inc. to BeFirst.com. In September 1999, we changed our name from BeFirst.com to FindWhat.com. We have offered our BeFirst RankPro service, which provides search engine optimization services to Internet advertisers, since March 1998, although it currently makes an insignificant contribution to our operations. The FindWhat.com Network was commercially launched in September 1999, and currently represents the vast majority of our revenue. We launched our private label service in September 2002, providing a bid-for-position, pay-per-click, keyword-targeted advertisement service for Terra Lycos's Lycos and HotBot. In September 2003, we announced a license agreement with Mitsui & Co., Ltd. to launch a bid-for-position keyword targeted advertising service in Japan. Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult.

RESULTS OF OPERATIONS

Nine and three months ended September 30, 2003 and 2002

         Our fiscal year runs from January 1 through December 31. As previously noted, we began offering our search engine optimization service in March 1998, we commercially launched the FindWhat.com (SM) Network in September 1999, our first private label service agreement commenced in September 2002, and Mitsui's bid-for-position keyword targeted advertising service in Japan, which we intend to power, has not yet launched. When making comparisons between the three and nine months ending September 30, 2003 and the three and nine months ending September 30, 2002 readers should note that we do not anticipate our historical growth rate to continue.

REVENUE

         Revenue was approximately $17.8 million for the three months ending September 30, 2003, as compared to approximately $11.0 million for the three months ending September 30, 2002. Revenue for the nine months ending September 30, 2003 was approximately $51.2 million, as compared to $29.4 million for the nine months ending September 30, 2002. The increase in our overall revenue relates to the increase in our FindWhat.com Network revenue as a result of: adding new distribution partners; expanding our relationships with our existing distribution partners; and increasing the amount advertisers spend with us for traffic from our distribution partners.

         No advertiser represented more than 3% of our total revenue during the three and nine months ending September 30, 2003 and 2002. For the three and nine months ending September 30, 2003 we had two distribution partners which each generated more than 10% of our total revenue. For the three months ending September 30, 2002 we had two distribution partners which each generated more than 10% of our total revenue, and for the nine months ending September 30, 2002 we had one distribution partner which generated more than 10% of our total revenue.

OPERATING EXPENSES

         Search Serving. Search serving expense consists primarily of costs associated with maintaining the FindWhat.com Network and the paid listings services of third parties which are powered by FindWhat.com, providing our search engine optimization service, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining the FindWhat.com Network and the paid listings services of third parties which are powered by FindWhat.com include salaries and benefits of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

         Search serving expense increased to approximately $714,000 for the three months ending September 30, 2003, as compared to approximately $466,000 for the three months ending September 30, 2002. Search serving expense increased to approximately $2.0 million for the nine months ending September 30, 2003, as compared to approximately $1.4 million for the nine months ending September 30, 2002. The increase was primarily due to increases in Internet connectivity fees, depreciation of equipment, and personnel expense. We anticipate search serving expense will continue to increase.

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

         o    fees to marketing and public relations firms; and

         o payroll and related expenses for personnel engaged in our marketing, customer service, business development, corporate development, and sales functions, as well as any related travel and entertainment expenses incurred by these personnel.

         Our marketing, sales and service expense increased to approximately $10.2 million for the three months ending September 30, 2003, as compared to $6.1 million for the three months ending September 30, 2002. Marketing, sales and service expense increased to approximately $29.3 million for the nine months ending September 30, 2003, as compared to $16.2 million for the nine months ending September 30, 2002. The increase in marketing, sales and service expense was related primarily to increases in: revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, which increase as our revenue increases; personnel costs due to expanding the number of business development, corporate development, marketing, customer service, and sales personnel; consulting fees; and travel and other expenses related to our corporate development initiatives. The increased costs relating to our corporate development department are based on our concentrated effort to diversify our revenue stream. Our corporate development department is responsible for identifying new business initiatives, and searching for new sources of revenue opportunities. It should be noted that the deliverables of the corporate development team are longer term in nature, and as such we may not realize substantial benefits in the short-term, if at all, from their strategic efforts. Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales and service expense. We believe that continued investment in marketing, sales and service, including attracting advertisers to utilize the FindWhat.com Network, attracting distribution partners to display our keyword-targeted ads, and obtaining additional private label partners or other third parties to provide paid listings powered by FindWhat.com, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative. General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining, and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and auditing fees; expenses and fees associated with the reporting and other obligations of a public company; travel and entertainment costs for our administrative personnel; depreciation of furniture and equipment for non-technical employees; and other general corporate expenses. General and administrative expenses increased to approximately $2.1 million for the three months ending September 30, 2003, as compared to approximately $1.4 million for the three months ending September 30, 2002. General and administrative expense increased to approximately $5.9 million for the nine months ending September 30, 2003, as compared to $4.2 million for the nine months ending September 30, 2002. The increase in general and administrative expenses was primarily due to increases in credit card fees, depreciation on furniture and equipment, compensation expense, rent expense, travel costs, and expenses relating to being a public company. We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, and as we litigate patent-related lawsuits with Overture Services, Inc.

         Product Development. Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features and functionality for our services and depreciation for related equipment used in product development. Product development expense was approximately

 $416,000 for the three months ending September 30, 2003, as compared to approximately $169,000 for the three months ending September 30, 2002. Product development expense was approximately $1.1 million for the nine months ending September 30, 2003, as compared to $396,000 for the nine months ending September 30, 2002. The increase was primarily due to an increase in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, we expect product development expenses to increase in the future.

         We systematically evaluate our product development costs in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). For the three months ending September 30, 2003 we capitalized approximately $127,000 of product development costs, as compared to $0 for the three months ending September 30, 2002. Capitalized product development costs for the nine months ending September 30, 2003 were approximately $127,000, as compared to $0 for the nine month period ending September 30, 2002.


 INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was approximately $158,000 for the three months ending September 30, 2003, as compared to approximately $65,000 for the three months ending September 30, 2002. Net interest income was approximately $368,000 for the nine months ending September 30, 2003, as compared to $137,000 for the nine months ending September 30, 2002. The increase in interest income was due to higher average cash and cash equivalent balances offset in part by lower interest rates.

INCOME TAXES

         For the three month period ending September 30, 2003 we recorded an income tax provision of approximately $1.8 million, as compared to an income tax provision of approximately $1.1 million for the three month period ending September 30, 2002. For the nine months ending September 30, 2003 we recorded a total income tax provision of approximately $5.1 million, as compared to an income tax benefit of approximately $668,000 for the nine month period ending September 30, 2002.

         At 38%, our effective tax rate for 2003 approximates our statutory tax rate. Our 2002 effective tax rate was lower than the statutory tax rate due to our utilization of net operation losses.

NET INCOME

         As a result of the factors described above, we generated net income of $2.8 million, or $0.14 per basic, and $0.12 per diluted share, for the three months ending September 30, 2003, as compared to net income of $1.8 million, or $0.10 per basic, and $0.09 per diluted share, for the three months ending September 30, 2002. For the nine months ending September 30, 2003, we generated net income of $8.2 million, or $0.42 per basic, and $0.37 per diluted share, as compared to net income of $8.1 million, or $0.48 per basic, and $0.42 per diluted share, for the nine months ending September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. From inception through September 30, 2003 we have raised net proceeds of approximately $33.6 million through private equity financings, and received approximately $9.3 million in proceeds from the exercise of warrants and options. The $33.6 million of net proceeds received through private placements noted above includes our most recent private placement which occurred on July 15, 2003 where we issued one million shares of common stock to institutional investors, raising gross proceeds of approximately $20.3 million. We plan to utilize the proceeds from this private placement to fund future growth and capitalize new initiatives. Beginning in Q2 2001, we began generating cash flows from operations. In 2001, our cash flows provided by operations were approximately $4.1 million. We continued to generate cash during 2002, with cash flows from operations of approximately $11.7 million. For the nine months ending September 30, 2003 we generated cash flows from operations of $9.4 million. We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for keyword-targeted ads in the FindWhat.com Network, and the increase in the number of distribution partners displaying our keyword ads, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our managed advertisers with high quality click-throughs (or visitors to their websites), they may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive keyword-targeted advertisements in terms of the average revenue per paid click-through, the revenue share paid to the distribution partners, the relevancy and coverage of our keyword ads, and the speed of delivery of such ads, among other factors - they may display fewer FindWhat.com results, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. The number and quality of providers of keyword-targeted ads is increasing, which may adversely impact: our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners, all of which may reduce our revenue and cash flows.

         Net cash provided by operating activities totaled approximately $9.4 million for the nine months ending September 30, 2003 versus approximately $8.1 million for the nine months ending September 30, 2002.

          For the nine months ending September 30, 2003 the net cash provided was derived primarily on net income of approximately $8.2 million, plus an increase in accounts payable and accrued expenses of approximately $2.6 million, the recognition of non-cash depreciation and amortization expense for the period of approximately $1.2 million, and a decrease in our deferred tax benefit of approximately $446,000. The increase in cash provided for the period was partially offset by an increase in accounts receivable of approximately $1.4 million and prepaid expenses and other current assets of $1.8 million.

         Net cash used by investing activities totaled approximately $1.3 million for the nine months ending September 30, 2003 versus net cash used of $11.5 million for the nine months ending September 30, 2002.

         For the nine months ending September 30, 2003 the net cash used by investing activities consisted primarily of an advance to Espotting under a note receivable of approximately $2.0 million, and capital expenditures of approximately $2.4 million. Net cash used was partially offset by proceeds from the sale of short-term investments of approximately $3.2 million.

         Net cash provided by financing activities totaled approximately $27.9 million for the nine months ending September 30, 2003 versus approximately $528,000 for the nine months ending September 30, 2002.

         Net cash provided by financing activities for the nine months ending September 30, 2003 consisted of cash received of approximately $7.9 million from the exercise of stock options and warrants, and net cash of $20 million, which we received from institutional investors in July 2003, when we issued 1 million shares of our common stock in a private placement.

         Our principal sources of liquidity consisted of approximately $54 million of cash and cash equivalents as of September 30, 2003. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure, and personnel. Our Fort Myers, Florida lease represents our largest operating lease commitment; it is a 10-year obligation with minimum lease payments of approximately $450,000 per year, plus our pro rata share of the building's operating expenses. We do not believe we have any other material operating leases. Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. We are engaged in patent litigation with our largest competitor, Overture Services, Inc. We believe that the litigation will not be resolved over the next 12 months, and will require a run-rate of approximately $1.0 million per annum in legal expenses until it is resolved. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently, or at all.

         Additionally, on June 17, 2003, we entered into an agreement to merge with Espotting Media Inc., a leading provider of performance based internet marketing services in Europe. Under the terms of the Espotting transaction, Espotting's stockholders will receive approximately 8.1 million shares of our common stock and $27 million in cash, subject to adjustment. Additionally, the agreement calls for FindWhat.com to issue options and warrants to purchase approximately 2.1 million shares of our common stock to Espotting's option and warrant holders. On September 19, 2003, we announced that we were engaged in negotiations with Espotting as a result of our post-signing examination of Espotting's historical and projected financial performance. The parties are reserving their rights under the existing merger agreement, and depending on the outcome of our review of Espotting's financial performance, the parties may negotiate to modify the terms of the transaction. We believe that, at a minimum, any successful renegotiation of the terms will include a reduction of the purchase consideration, along with other material changes to the existing Merger Agreement. The Espotting transaction is subject to a number of contingencies, including receipt of stockholder and regulatory approvals, and it is possible that mutually agreeable terms will not be reached, and therefore the merger may not be consummated. In the event the Espotting transaction is not consummated, it could have a material adverse effect on our results of operations, stock price, business, and prospects. In the event that the Espotting transaction is consummated, it may lower our current cash and cash equivalents significantly, depending on the final terms.

         Also on June 17, 2003, FindWhat.com loaned Espotting $2.0 million in exchange for a promissory note. The loan to Espotting is interest-bearing and must be paid in full at closing or upon termination of the merger agreement, whichever occurs first. If the merger is consummated, the loan shall be repaid by reducing the cash obligation payable by FindWhat.com to Espotting on the closing date.

         Additionally, as of September 30, 2003, the Company had incurred and capitalized approximately $1.8 million in legal, advisory and transaction costs associated with its announced merger agreement with Espotting. Upon the successful closing of the merger, these and any additional deal costs will be considered part of the purchase price. But if the merger agreement is terminated, these and any additional costs will be written off as a one-time expense on the date of the termination.

         As part of the agreement, we advanced Espotting Media Inc. $2.0 million in exchange for a note receivable. The advance to Espotting is interest bearing and shall either be paid in full at closing or it shall reduce the cash obligation payable by us to Espotting on the closing date. Additionally, as of September 30, 2003, we capitalized approximately $1.8 million in transaction expenses associated with its announced merger agreement with Espotting. Upon the successful closing of the merger, these and any additional deal expenses would be considered part of the transaction cost; however, in the event the merger agreement is terminated, these and any additional expenses would be written off as a one-time expense on the date of the termination.

         Furthermore, in September 2003, we announced the signing of an agreement to acquire Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses, for $5.5 million, plus the assumption of approximately $2.5 million in notes and other liabilities. Under the terms of the Miva transaction, Miva stockholders would receive $2.7 million in cash and $2.7 million in FindWhat.com common stock. The Miva transaction is subject to a number of contingencies, including receipt of by Miva of stockholder and regulatory approvals; and there is no guarantee that the transaction will be consummated. If the Miva transaction does close, it will require a portion of our current cash and cash equivalents.

          We currently anticipate that our cash and cash equivalents as of September 30, 2003, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months, including the cash to be used in our planned merger with Espotting and acquisition of Miva. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions, or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

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

         Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. The allowance for doubtful accounts was approximately $175,000 at September 30, 2003. If our billable advertisers were to contest amounts legitimately owed to us, or if their ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

         Note Receivable and Deferred Costs

         We have advanced approximately $2.0 million to Espotting and have incurred transaction-related costs of approximately $1.8 million in anticipation of our merger with Espotting and $0.2 million in anticipation of our acquisition of Miva.We evaluate the recoverability of these amounts by monitoring the likely outcome of the proposed merger or acquisition. If the Espotting merger is consummated, the note would be recovered at closing and the transaction-related costs would become part of the purchase price. If the Espotting merger is terminated or termination becomes probable, FindWhat.com would have to evaluate its ability to collect the note from Espotting and the transaction-related costs would be expensed, as a one-time charge. If the Miva acquisition is consummated, the transaction-related costs would become part of the purchase price; if the Miva acquisition is terminated or termination becomes probable, FindWhat.com would expense these costs, as a one-time charge.

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

         At September 30, 2003 we had utilized all of its historical net operating loss carry-forwards. We anticipate a full effective tax rate of approximately 38 - 40% in the foreseeable future.

BUSINESS RISKS

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect the Company's actual results and could cause such results to differ materially from those expressed in any forward-looking statements we may make. Investors should consider carefully the following risks and speculative factors inherent in and affecting the business of the Company and an investment in our common stock. Factors that might cause such a difference include, but are not limited to, those discussed below.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING HISTORY AND HAVE ONLY RECENTLY LAUNCHED OUR FINDWHAT.COM SERVICES.

         We began offering search engine optimization marketing services through our BeFirst.com service in March 1998, and in September 1999 we commercially launched the FindWhat.com Network, our bid-for-position, keyword targeted advertising service. In September 2002, we launched our private label service and currently we have one private label partner. In September 2003, we announced a license agreement with Mitsui & Co., Ltd. to launch a bid-for-position keyword targeted advertising service in Japan. Accordingly, we have a limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success. An investor in our securities must consider the uncertainties, expenses, and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as e-commerce. To address these risks, we must, among other things:

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

OUR PRINCIPAL COMPETITOR MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING THE FINDWHAT.COM SERVICES IN THEIR PRESENT FORM.

         Our principal competitor, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the '361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the '361 patent. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the '361 patent in an Answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice.All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. Our patent litigation with Overture Services may be time-consuming, expensive, and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently, or at all.

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

OUR AGREEMENT TO MERGE WITH ESPOTTING MEDIA INC. IS SUBJECT TO A NUMBER OF CONTINGENCIES AND THERE IS NO ASSURANCE THAT THE TRANSACTION WILL CLOSE.

         On June 17, 2003, we entered into an agreement to merge with Espotting Media Inc., a leading provider of performance based internet marketing services in Europe. Under the terms of the Espotting transaction, Espotting's stockholders will receive approximately 8.1 million shares of our common stock and $27 million in cash, subject to adjustment. Additionally, the agreement calls for us to issue options and warrants to purchase approximately 2.1 million shares of our common stock to Espotting's option and warrant holders. The Espotting transaction is subject to a number of contingencies, including receipt of stockholder and regulatory approvals; and there is no guarantee that the transaction will be consummated. On September 19, 2003, we announced that we were engaged in negotiations with Espotting as a result of our post-signing examination of Espotting's historical and projected financial performance. The parties are reserving their rights under the existing merger agreement, and depending on the outcome of our review of Espotting's financial performance, the parties may negotiate to modify the terms of the transaction. It is possible that mutually agreeable terms will not be reached and that the merger may not be consummated. In the event the Espotting transaction is not consummated, it could have a material adverse effect on our financial statements, stock price, business, and prospects.

OUR AGREEMENT TO MERGE WITH ESPOTTING MEDIA INC. EXPOSES OUR BUSINESS TO SIGNIFICANT RISK.

         The following factors, among others, could have a material adverse effect on our stock price, business, prospects, financial condition, and results of operations given our potential merger with Espotting: risk that our merger with Espotting will not be consummated; difficulties executing integration strategies or achieving planned synergies after a merger with Espotting; risk that the Espotting transaction will be terminated, delayed, or not close when expected; the failure of FindWhat.com and Espotting to resolve issues relating to Espotting's financial performance and the failure of the parties to agree to related amendments to the merger documents; FindWhat.com's and Espotting's failure to retain clients as a result of uncertainty regarding the merger agreement; difficulties executing integration strategies or achieving planned synergies in connection with the Espotting transaction; the risk that the conditions precedent to the parties' obligations to close under the Espotting agreement will not be satisfied, including the receipt of stockholder and regulatory approvals; the risk that transaction costs relating to the Espotting transaction will be higher than anticipated; the risk that the businesses of FindWhat.com and Espotting will suffer as a result of uncertainty involving the merger; the risk that the continuity of FindWhat.com's and Espotting's operations will be disrupted if the merger does not close; the risk that Espotting will require more cash than anticipated before closing; fluctuations in currency exchange rates; and fluctuations in the trading price and volume of our common stock.

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

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

         Some of our officers have no prior senior management experience in public companies. At September 30, 2003 we have 161 full time employees; our new employees include a number of key managerial, technical, financial, marketing, and operations personnel as of September 30, 2003 who have not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

         We own federal service mark registrations for "Be1st(R)," "BeFirst(R)," "Find What You're Looking For(R)," and "FindWhat.com(R)."If other companies also claim the words "Be1st," "BeFirst," "Find What You're Looking For," or "FindWhat.com," we may be required to become involved in litigation or incur additional expense. Effective service mark, copyright, and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

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

WE DEPEND ON THE EFFORTS OF OUR KEY PERSONNEL.

         Our success is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of Craig A. Pisaris-Henderson, our Chairman, Chief Executive Officer, and President, and Phillip R. Thune, our Chief Operating Officer and Chief Financial Officer. Currently, we do not have key person life insurance on Messrs. Pisaris-Henderson or Thune and we may be unable to obtain such insurance in the near future due to high cost or other reasons. We believe that the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

         As of September 30, 2003 we have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 3.7 million shares of common stock at a weighted average exercise price of $4.05 and warrants to purchase approximately 295,000 shares of common stock at a weighted average exercise price of $3.36 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the exercise of options and warrants, investors may experience additional dilution.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION.

         We may face increased pricing pressure for the sale of keyword-targeted advertisements, which could materially adversely affect our business, prospects, financial condition, and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our bid-for-position business model. The market for Internet-based marketing services is relatively new, intensely competitive, and rapidly changing. Our principal competitors for the FindWhat.com Network are Yahoo! and Google. We also compete against providers of Web directories and search and information services, such as those provided by America Online, Google, MSN, and Yahoo. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition, and greater financial, marketing, and other resources than we have.

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

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

         Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure, and personnel. We currently anticipate that our cash as of September 30, 2003, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months, including the cash to be used in our announced merger with Espotting Media Inc. and our announced acquisition of Miva Corporation. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions, or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

OUR AGREEMENT TO ACQUIRE MIVA CORPORATION IS SUBJECT TO A NUMBER OF CONTINGENCIES AND THERE IS NO ASSURANCE THAT THE TRANSACTION WILL CLOSE.

         In September 2003, we announced the signing of an agreement to acquire Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses, for $5.5 million, plus the assumption of approximately $2.5 million in notes and other liabilities. Under the terms of the Miva transaction, Miva stockholders would receive $2.7 million in cash and $2.7 million in FindWhat.com common stock. The Miva transaction is subject to a number of contingencies, including receipt by Miva of stockholder and regulatory approvals; and there is no guarantee that the transaction will be consummated. In the event the Miva transaction is not consummated, it could have a material adverse effect on our stock price, business, prospects, financial condition, and results of operations.

OUR AGREEMENT WITH MITSUI & CO, LTD. IS SUBJECT TO A NUMBER OF CONTINGENCIES AND RISKS.

         In September 2003, we announced that we had entered into a revenue-sharing-based licensing agreement with Mitsui & Co., Ltd. Under the terms of the licensing agreement, FindWhat.com is to provide the technology and business operations expertise for Mitsui to launch a new keyword-targeted paid listings service in Japan. This transaction is subject to numerous contingencies and risks including: the failure of FindWhat.com's existing infrastructure to adequately support Mitsui's paid listing service, the failure of Mitsui to successfully create and manage a paid listings network in Japan, risk that the development and implementation of the Japanese version technology will be delayed or not completed when expected, risk that development, implementation and integration costs will be higher than anticipated, the inability of Mitsui to leverage off of its existing client base and potential distribution partners, the failure of the paid listing services market to develop in Japan as envisioned by FindWhat.com, intense competition in the paid listing services market in Japan, the potential that FindWhat.com and Mitsui will fail to agree on the management and growth of their relationship, and economic changes and changes in the Internet industry generally.

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         One of the Company's competitors, Overture Services, Inc., purports to be the owner of a United States patent that was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine" (U.S. Patent No. 6,269,361, "the '361 patent"). On January 17, 2002, the Company filed a complaint to challenge the validity, enforceability, and assert non-infringement of Overture's '361 Patent in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against the Company in the District Court for the Central District of California in Los Angeles, alleging that the Company is infringing the '361 Patent. In the litigation, the Company is seeking a declaration that the '361 Patent is invalid and unenforceable and not infringed by the Company, and Overture is seeking a permanent injunction against any act by the Company deemed by the court to infringe Overture's '361 Patent, an award of unspecified monetary damages, and attorney's fees, costs, and expenses. In an Opinion and Order dated February 13, 2003, despite finding that FindWhat.com's complaint was properly brought in New York, Judge Mukasey in the Southern District of New York ordered the action transferred to the Central District of California based largely on the convenience of the expected witnesses in this case. As a result, the Company has asserted its claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the '361 Patent in an Answer the Company filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. A trial in this matter is not expected before the second quarter of 2004.

ITEM 5.  OTHER INFORMATION

         Historically the Company has held its annual meeting of stockholders in June of each year. The Company anticipates holding its 2003 annual meeting of stockholders on December 15, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

         (1)      Exhibits:

Number      Exhibit
------      -------

2.1* Agreement and Plan of Reorganization dated June 17, 1999 by and among BeFirst Internet Corporation, Collectibles America, Inc. and Mick Jardine.

2.2### Agreement and Plan of Merger among FindWhat.com, Who Merger Corp. and Espotting Media Inc., dated June 17, 2003.

2.3#### First Amendment to Agreement and Plan of Merger dated October 24, 2003 by, and among FindWhat.com, Who Merger Corp, and Espotting Media Inc.

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

10.3        [Reserved.]

10.4****/+  FindWhat.com 1999 Stock Incentive Plan, as amended.

10.5##/+    Form of Incentive Stock Option Agreement.

10.6##/+    Form of Non-Qualified Stock Option Agreement.

10.7##/+    Executive Employment Agreement between FindWhat.com and Dave Rae.

10.8        [Reserved.]

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

*** Incorporated by reference to the exhibit previously filed on March 31, 2000 with FindWhat.com's Form 10-K for the fiscal year ended December 31, 1999.

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

###Incorporated by reference to the exhibit previously filed on June 18, 2003 with FindWhat.com's Form 8-K.

####Incorporated by reference to the exhibit previously filed on October 27, 2003 with FindWhat.com's Form 8-K.

+Management compensatory contract or plan.

         (b)      Reports on Form 8-K

         Report on Form 8-K, dated September 25, 2003, regarding agreement with Mitsui & Co., Ltd.

         Report on Form 8-K/A dated September 19, 2003, regarding renegotiating Espotting merger and reiterating third quarter and full year guidance.

         Report on Form 8-K dated September 3, 2003, regarding acquisition of Miva Corporation.

         Report on Form 8-K, dated July 21, 2003, regarding second quarter 2003 earnings.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FINDWHAT.COM

Date: October 30, 2003        By: /s/ Phillip R. Thune
                                  ------------------------
                                  Phillip R. Thune
                                  Chief Operating Officer and Chief Financial
                                  Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)