Form 10-K
period 2003-12-31
FINDWHAT COM INC
filed 2004-03-05
CIK 1094808

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2003

                         Commission File Number: 0-27331

                                  FINDWHAT.COM
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                                        88-0348835
    -------------------------------                      -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                           5220 SUMMERLIN COMMONS BLVD
                            FORT MYERS, FLORIDA 33907
                    ----------------------------------------
                    (Address of principal executive offices,
                               including zip code)

                                 (239) 561-7229
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)

   Securities registered pursuant to Section 12(b) of the Act:   None

   Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                                $.001 par value
                                                                ----------------
                                                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes  X       No
    ---         ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $267,000,000 on June 30, 2003.

         There were 21,598,092 shares of the Registrant's Common Stock outstanding on January 31, 2004.

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         Yes  X   No
             ---     ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements that are based upon current expectations and involve certain risks and uncertainties within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words or expressions such as "plan," "intend," "believe," "project," or "expect" or variations of such words and similar expressions are intended to identify such forward-looking statements. Key risks are described in our reports filed with the U.S. Securities and Exchange Commission. Readers should note that these statements may be impacted by several factors, including economic changes and changes in the Internet industry generally and, accordingly, our actual performance and results may vary from those stated herein, and we undertake no obligation to update the information contained herein.

ITEM 1.  BUSINESS.

OVERVIEW

We are focused on providing smart, efficient and productive services to online businesses, helping clients of all sizes throughout the business lifecycle. We both find prospects for our clients, and help our clients get those prospects to become paying customers that keep coming back.

To accomplish this full circle e-commerce offering, we currently provide three primary, proprietary services: the FindWhat.com Network(TM), a performance-based, keyword-targeted advertisement service that distributes advertisements throughout the Internet each day; a private label service, which offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using our turn-key operation, or parts thereof; and a set of merchant services, which are commerce enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet, including Miva Merchant(TM), a leading e-commerce development system that a merchant can use to create a complete online store within an existing website or when creating a new website.

We maintain an Internet website at http://www.findwhat.com. We make available free of charge on our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated by referenced into this report.

COMPANY HISTORY

We were organized under the laws of the State of Nevada in October 1995 under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation. As a result of the merger, the stockholders of BeFirst Internet Corporation acquired control of us and BeFirst Internet Corporation became our wholly owned subsidiary. On June 17, 1999, we changed our name from Collectibles America, Inc. to BeFirst.com. In September 1999, we changed our name from BeFirst.com to FindWhat.com and commercially launched the FindWhat.com Network. We initiated our private label service in September 2002 by providing a bid-for-position, pay-per-click, keyword-targeted advertisement service for Terra Lycos's Lycos and HotBot.

On September 25, 2003 we announced the signing of an agreement with Mitsui & Co., Ltd. to power a keyword-targeted advertisement service in Japan, which is expected to launch in the second quarter of 2004.

On December 3, 2003 we announced the signing of a private label contract with Verizon Information Services. Under the terms of the revenue sharing-based licensing agreement, we provide the technology and business operations expertise to support enhanced local SuperPages.com advertising services which launched on March 1, 2004.

On January 1, 2004 we acquired all of the outstanding stock of Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses, based in San Diego, California. We issued Miva stockholders approximately 165,000 shares of our common stock and paid them approximately $2.7 million in cash, and we assumed approximately $2.5 million in Miva liabilities.

On June 17, 2003, we entered into an agreement to merge with Espotting Media Inc., a leading provider of performance based Internet marketing services in Europe. On February 9, 2004 we announced the signing of an amended merger agreement with Espotting. Under the amended terms of the Espotting transaction, Espotting's stockholders will receive approximately 7.0 million shares of our common stock and approximately $20 million in cash, subject to adjustment. Additionally, the agreement calls for us to issue options and warrants to purchase approximately 800,000 shares of our common stock to Espotting's employees and affiliates. Closing of the transaction is conditioned upon regulatory filings and approvals, shareholder approvals by both companies, the absence of a material adverse change in the companies' businesses, the meeting of certain requirements before and until the closing date, and other closing conditions. As a result, the merger may be consummated on significantly different terms or not at all. Assuming the fulfillment of these conditions and the receipt of all approvals, we would expect to close the merger in the third quarter of 2004.

On February 23, 2004, we entered into an agreement to acquire Comet Systems, Inc., a leading provider of connected desktop consumer software. Under the terms of the acquisition agreement, Comet stockholders will receive approximately $8.5 million in cash, which is subject to adjustment based on the value of Comet's closing date current net assets, plus $15.0 million in our common stock, and up to an additional $10.0 million in cash based on Comet's operating performance in 2004 and 2005. Closing of the transaction is conditioned upon approval from Comet's shareholders, the absence of a material adverse change in the companies' businesses, receipt of a favorable tax opinion, and other customary closing conditions. As a result, the acquisition may not be consummated or may be consummated on significantly different terms. Assuming the fulfillment or waiver of these conditions, we expect to close the acquisition within 60 days of February 23, 2004.

INDUSTRY OVERVIEW

We believe all online businesses, no matter their size and especially those that rely on their websites for revenue or to disseminate information about their products and services, are constantly seeking to reach online users. We believe more and more online advertisers are turning to performance-based advertising to fulfill their Internet marketing objectives.

Historically, advertising, including most online advertising, has been impression-based, meaning that advertisers are charged based on the number of viewers, listeners, readers or users who are potentially exposed to their ad, with no guarantee that the ad was seen, heard or read. With the inherent accountability of the Internet and the decreasing attention paid to banner ads, online advertisers are increasingly demanding performance-based advertising alternatives, where advertisers only pay for every visitor, or click-through, who either gets to the advertisers' websites, or who registers for or buys the products or services offered. According to the Interactive Advertising Bureau
(IAB), 33% of all U.S. online advertising spending in the first half of 2003 was performance-based, up from 15% in the first half of 2002.

Internet advertisers can select from a variety of performance-based advertising alternatives, including pay-per-click banner display advertisements, e-mail and pop-up campaigns. However, performance-based, keyword-targeted search-based advertisements have grown faster than most other alternatives. One advantage of keyword-targeted ads is that they get an advertiser's message in front of prospects at the time that a prospect has shown he or she is interested in what the advertiser has to offer, either because the prospect has searched for the keyword, clicked on a directory link, or has visited a site that relates to that keyword. As a result, advertisers have increased the allocation of their online marketing budgets that is spent on keyword-targeted, search-based advertisements (or "keyword search"); according to the IAB, keyword search accounted for 29% of total online advertising revenue during the first six months of 2003, compared to 8% during the first six months of 2002. According to US Bancorp Piper Jaffrey in March 2003, revenue from keyword search in the United States will grow from approximately $1.0 billion in 2002 to $6.0 billion in 2007, and globally will grow from approximately $1.2 billion in 2002 to $7.0 billion in 2007.

Internet users and advertisers alike have come to rely on browser applications, customized downloadable applications and websites which provide Web directories, search engines or contextually relevant listings as ways for buyers of certain products and services to find the companies that provide those items. These applications and websites enable consumers and businesses to find a listing of advertiser websites matching a descriptive word or phrase, while offering advertisers exposure to a highly relevant Internet audience that has already indicated an interest in their products or services. However, in order to attract and keep users, many of these applications and websites have created additional tools and a vast array of content and services that are costly to build and maintain.

Many are small, and need expert, reliable assistance in generating revenue and managing the sources of their traffic. Online merchants need to ensure that they take advantage of visitors to their websites. While it is one thing to find prospects, it is entirely another to convert them to paying customers and keep them as loyal and repeat clients.

We believe Internet users, the applications and websites serving both Internet users and advertisers, and online businesses from both an advertising perspective and a general online merchant perspective face the following challenges:

o INTERNET USERS' UNMET COMMERCIAL SEARCH REQUIREMENTS. Businesses and consumers increasingly are capitalizing on the efficiency and interactive nature of the Internet to research and purchase goods and services. However, the number of commercial websites on the Internet is extremely large and growing rapidly, and finding the exact product or service desired among the billions of web pages available on the Internet can be frustrating and time-consuming. To find what they are looking for, some Internet users rely on browser applications, customizable downloadable applications or websites that offer listings from search engines. However, search engines that determine their commercial results using human editors can suffer from links to commercial sites that no longer exist or that have materially changed their content. Search engines that determine their commercial results through automated programs can have the same problem, and may also provide confusing listings because the titles and descriptions have been generated by an automated process, without human review. Additionally, in some cases, the process for assigning results to commercial queries by traditional search engines may generate irrelevant results, due to manipulation by websites that are not relevant for the keyword entered. We believe that when looking for sites that sell products and services, Internet users want the most relevant listings of commercial websites and listings that are easy to read.

o INEFFECTIVENESS OF TRADITIONAL INTERNET ADVERTISING. Traditionally, Internet advertising has been in the form of banner or sponsorship advertising, which is typically priced on a cost per thousand impressions
     (CPM) basis where advertisers pay for viewers. Advertising with large portals or other high traffic websites is typically expensive and available only to relatively large advertisers, which limits the number of Internet advertising opportunities, especially for small to mid-sized businesses. We believe the pay-per-view, or pay-per-impression, model does not efficiently exploit the advertising potential and accountability of the Internet because advertisers are paying for viewers who may not be interested in their products or services.

o NEED BY BROWSER APPLICATIONS AND WEBSITES WHICH PROVIDE WEB DIRECTORIES, SEARCH ENGINE, OR CONTEXTUALLY RELEVANT LISTINGS TO FUND THEIR OFFERINGS TO INTERNET USERS AND CAPITALIZE ON ADVERTISER DEMAND FOR PERFORMANCE-BASED, KEYWORD-TARGETED ADVERTISEMENTS. In order to attract Internet users, browser applications and websites need to create compelling tools, functionality and content. This is expensive and time-consuming, especially because the competition for Internet users' attention is intense. These applications and websites need a revenue source to fund the cost of attracting and retaining Internet users, preferably a revenue source that capitalizes on both the demand by Internet users for high quality, relevant commercial listings, and the demand by online advertisers of all sizes for performance-based, keyword-targeted advertisements.

o NEED BY LARGE PORTALS AND HIGH TRAFFIC WEBSITES TO CREATE DEEPER RELATIONSHIPS WITH LARGE NUMBERS OF ADVERTISERS, IN ORDER TO ATTRACT INTEREST IN THE ADVERTISING SERVICES THEY OFFER. While most browser applications and websites which provide Web directories, search engines or contextually relevant listings are small or medium-sized businesses, and have limited sales capabilities, the largest portals and high traffic websites do have extensive sales forces and offer a variety of advertising services. We believe large portals and high traffic websites recognize the opportunity to offer their own performance-based, keyword-targeted advertisement service, but do not have the capability or interest to manage the advertisers that would be interested in such a service, including the time and expense required for reviewing advertisers' listings for relevancy and ensuring that advertisers are only charged for legitimate click-throughs. However, traditionally, if they outsource the management of keyword-targeted advertisements, they often lose the opportunity to have a direct relationship with those advertisers, some of which may be candidates for the portal or high traffic website's other advertising services.

o DESIRE BY LARGE COMPANIES TO CAPITALIZE ON THE DEMAND FOR EFFECTIVE ADVERTISING WITH THEIR LEADERSHIP POSITION IN PARTICULAR GEOGRAPHIES AND MARKETS. Large companies who have become leaders in their respective geographies and/or markets typically have done so by focusing on their core competencies, and when desiring to grow their business by branching out into entirely new products, services and/or markets, relying on a smart acquisition strategy, or forming strategic alliances with partners who have the knowledge, experience and expertise in that product, service and/or geography. These companies base their choice on the typical barriers to entry, such as competition, access to technology, legal and trademark issues, start up costs and development time. Additionally, the company has to decide if they have the time or interest in managing numerous advertisers and their potentially millions of advertisements, and monitoring the quality of both the advertising and the traffic. An additional and important consideration to forming any strategic partnership is whether the partner is a fully independent partner or is one that already is, or could become, a chief competitor.

o ABILITY FOR SMALL TO MID-SIZED ENTERPRISES (SMEs) TO DEVELOP A COST-EFFECTIVE, SMART E-COMMERCE SOLUTION. The cost to develop, host and maintain a website, especially an e-commerce website, can be high. There are a myriad of options to choose from in putting together an e-commerce website, and many require highly technical or strategic knowledge in order to choose and execute the optimal solution. Leading barriers to e-commerce that any merchant must address include: secure data and order collection, online payment processing, fraud protection, merchant banking services, web hosting, web design and maintenance, web site promotion, product management, product marketing and customer service. Without guidance, or specific technical and strategic knowledge, the business individual or smaller-sized company is at a disadvantage to compete with larger companies, which may have greater resources to handle each of the issues faced in launching and maintaining a profitable business online.

THE FINDWHAT.COM SOLUTION

THE FINDWHAT.COM NETWORK

The FindWhat.com Network is an online marketplace that connects businesses with entities that are likely to purchase specific goods and services from the businesses' websites and provides an additional revenue stream to browser applications and websites which provide Web directories, search engines or contextually relevant listings. We view the FindWhat.com Network as similar to the Yellow Pages in the offline world; as a tool for people or businesses that are actively looking to research or purchase goods or services. While our advertisers' listings are available at our website, their listings are primarily viewed by people using our distribution partners' websites and browser applications. We distribute the listings our advertisers have placed with us to hundreds of high traffic websites and applications, including search engines like CNET's Search.com and Microsoft Internet Explorer Autosearch. Many of these distribution partners which offer full search functionality combine search results from other providers with our listings to offer a search experience that can satisfy an Internet user's query, whether it was research-based or e-commerce-based.

Advertisements from the FindWhat.com Network are rank-ordered through a competitive bidding process in which each advertiser's bid represents the amount it will pay us for each visitor, or "click-through," we send to the advertiser's website. The advertiser with the highest bid is listed first in the search results, with the remaining advertisers appearing in descending order of their bids. Because advertisers must pay for each click-through to their website, we believe that they select and bid only on those keywords or phrases which are most relevant to their business offerings. We also employ relevancy algorithms that consist of an automated editing program and review by our editorial staff to ensure that advertisers do not bid on irrelevant keywords.

     BENEFITS FOR INTERNET USERS

     o MATCHING BUYERS WITH SELLERS. We believe that the bid-for-position, pay-for-performance model delivers a better and more relevant list of commercial sites for Internet users looking for a product or service, because companies actively promoting and selling the desired goods and services are positioned first within the list of FindWhat.com keyword ads. The occurrence of dead links is extremely rare because advertisers remove any of their keyword-targeted ads that are inactive to avoid paying for traffic they cannot use. Our advertisers write their own titles and descriptions following our advertising guidelines, which were created to ensure the best user search experience, and prior to becoming active, the titles and descriptions are reviewed by our editors.

     o A ROBUST DATABASE. Thousands of advertisers and their agencies are bidding on keywords within the FindWhat.com Network creating a robust database, which allows us to provide users of our distribution partners' websites and browser applications with highly relevant lists of commercial websites. In addition, we recently introduced our IntelliMap process so that if an Internet user enters a variant of a common word or phrase (such as a misspelling) when looking for a product or service, we can provide a list of FindWhat.com advertisements. This serves to broaden our coverage of potential commercial queries, and drive more qualified visitors to our advertisers.

     o ACCESSIBILITY. Through our distribution partnerships, the FindWhat.com database has wide accessibility for online users. Our listings are primarily viewed by people using our distribution partners' websites and browser applications, which allows Internet users the opportunity to access advertisements within the FindWhat.com database without having to visit the FindWhat.com website.

     o HIGH QUALITY SEARCH RESULTS. The FindWhat.com Network is dedicated to delivering high-quality keyword ads as a result of an Internet user's search query. As such, we have written and strictly enforce advertising guidelines to try to ensure high relevancy standards.

     BENEFITS TO ADVERTISERS

     o DELIVERY OF THE TARGET MARKET. The FindWhat.com Network enables marketers to target their message directly to the prospects who are shopping for products or services in their category. Our advertisers accomplish this precise targeting of qualified prospects by bidding to reach Internet users who have expressed their interest in the advertisers' product and service offerings, usually by typing in or clicking on related keywords or phrases, or by visiting sites that indicate the users' interests.

     o SIMPLIFIED CAMPAIGN MANAGEMENT. We strive to make advertising with FindWhat.com as simple as possible. In early 2003, we introduced a suite of automated campaign management tools, called FindWhat.com CruiseControl, that allows advertisers to monitor, track, organize, budget, direct and manage their keyword campaigns, making bidding easier. Through our IntelliMap process, advertisers do not need to bid on every variant an Internet user might use to search for an item; instead, many searches that are essentially the same are mapped together to a single term.

     o WIDESPREAD DISTRIBUTION. By bidding into the top positions for keywords or phrases, an advertiser's keyword ad will appear on the websites of distribution partners in our network. Our network includes primarily smaller online entities, including category-specific websites, which generate very targeted prospects for our advertisers' sites, leading to high returns on our advertisers' spending with us. As we increase the distribution of our keyword-targeted ads, our advertisers have the opportunity to get their messages to a greater percentage of Internet users, and to receive additional qualified visitors to their websites.

     o CONTROL. The advertiser maintains control over their keyword ads within the FindWhat.com Network. Our clients can access their account and change or edit their company or product description at any time. We believe this capability is particularly useful to advertisers when they are running promotions or are featuring certain seasonal or holiday items or services. Also, the suite of tools found within FindWhat.com CruiseControl allows advertisers to automate the control process by plugging in simple parameters that meet the advertisers' objectives.

     o EASE OF USE. We believe that the FindWhat.com advertiser interface is easy to access and use. Advertisers can establish an account directly online with no human intervention, or they can access a customer service representative via email, online chat or a toll-free number. Through our Account Management Center, advertisers can manage their accounts themselves, 24 hours a day, seven days a week.

     o REASONABLE START-UP COSTS. Barriers to opening an account with us are low. Any company with a website can utilize our services. Participation in the FindWhat.com Network requires a minimum deposit of $25 (which is 100% applied to click-throughs on that account). The account is then charged for each visitor who clicks through to the advertiser's website. The minimum starting bid for a click-through on a specific keyword is currently $0.05.

     o EFFICIENCY, ACCOUNTABILITY AND EVALUATION. We believe we bring efficiency and accountability to the purchase of Internet advertising and address what we believe is the most common objection marketers have when considering any advertising expenditure--knowing what they are getting for their money. Advertisers can pick all of the keywords that are relevant to their business, as verified by our editors. With our open, automated bidding system, advertisers can judge the value of paying for a premium position. The Account Management Center shows advertisers what other advertisers are bidding for any specific keyword, and allows them to make competing bids. The bidding for keywords is automated in a real time environment, so that changes are processed quickly, typically within a few minutes. Through the Account Management Center, advertisers can control and track these bids, the placement of their keyword ads, their total expenditures, and their cost per visitor. As a result, advertisers can easily determine and work to improve the return on their advertising investment with us. With the addition of our AdAnalyzer tool, our advertisers have access to a free post-click analytical tool that can tell them how well their keyword campaign is doing, down to return on investment by keyword. This furthers the accountability of advertising on the FindWhat.com Network and allows advertisers to optimize their campaigns based on conversion data by keyword.

     o PAY FOR PERFORMANCE ONLY. With FindWhat.com, advertisers pay only for the prospects that come to their sites. We believe the pay-per-click model delivers the type of accountability advertisers are seeking from their online marketing campaigns.

     o HIGH QUALITY ADVERTISING. We are dedicated to delivering high-quality traffic to our advertisers' websites. We employ an integrated system of numerous automated and human processes that continually monitor traffic quality, often eliminating any charges for low quality traffic proactively from the advertisers' accounts. We enforce strict guidelines with our Network partners to ensure the quality of traffic on the system.

     BENEFITS TO BROWSER APPLICATIONS AND WEBSITES WHICH PROVIDE WEB DIRECTORIES, SEARCH ENGINES OR CONTEXTUALLY RELEVANT LISTINGS

     o SUSTAINABLE, RECURRING, HIGH MARGIN REVENUE. By including FindWhat.com Network keyword ads, our distribution partners can earn revenue from their users who are interested in finding products or services. Because we handle all of the interaction with the advertisers required to offer a comprehensive, keyword-targeted advertisement service, there is very little cost involved for our distribution partners to receive their share of this recurring revenue stream. Many of our distribution partners are small or medium-sized entities, and do not have their own sales force. Their share of revenue from FindWhat.com Network keyword ads serves as an important source of capital to support the costs of running their businesses.

     o HIGH QUALITY CONTENT. We believe our database of keyword advertisements represents continuously updated, high quality content for any website or browser application which desires to offer its users access to e-commerce-oriented information. Our bid-for-position, pay-per-click environment encourages the most relevant, highest-quality advertisers to garner the top positions in our list of keyword ads. We believe that the advertisers which are the most relevant, and which have a website that is professional and easy to use, will make more sales than the other bidders in their category, and therefore will be able to afford the highest positions. Typically, the FindWhat.com Network advertisers at the top of our listings represent some of the best places to find what the Internet user is seeking, so distribution partners that utilize our service are fulfilling their users' demand for high quality commercial results.

     o FOCUS ON HELPING PARTNERS OF ALL SIZES. For distribution partners, the integration of our keyword-targeted ads is quick and easy, enabling entities of all sizes to be viable candidates to join the FindWhat.com Network. We continually focus on ways to work more closely with each distribution partner, no matter how large or small. We believe that the combination of our resources, expertise, reliability and focus on small to medium-sized partners is unique in our sector, leading to long-term, mutually-beneficial relationships.

PRIVATE LABEL SERVICE

Our private label service offers large portals, search engines, high traffic websites and large companies with leadership positions in their respective geographies and/or markets, the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using our turnkey operation. Historically, large portals earned most of their revenue from banner ads, and did not offer advertisers any direct way to purchase keyword ads/paid listings within the portals' search results. In late 2000, large portals began to incorporate paid listings among their search results, and by 2002, many major U.S. portals and search engines were taking advantage of this revenue stream. Almost all large portals and search engines have chosen to outsource the compilation and maintenance of keyword-targeted ads to a third-party. In September 2002, we launched our private label service with our first client, Terra Lycos's Lycos and HotBot.

Our private label service includes building and hosting a partner-branded sign-up page for advertisers and a separate advertiser account management center designed to the private label partners' specifications. The partner can set certain key variables, such as the minimum initial deposit and the minimum bid amount. The turnkey service incorporates our technology platform, our editorial review capabilities for all keyword ads, customer service support and processing of advertiser deposits. We provide a service that looks and feels like it is being provided by our private label partner, from the way we answer incoming calls from advertisers, to the colors and logos used within the private label partner's account management center. Most importantly, the private label partner owns the advertiser relationship, and has the ability to work directly with advertisers on promoting their keyword ad campaigns, or any other advertising campaigns or services offered by the private label partner on its own website. Some advertisers who sign up for the private label partner's service may also be advertising on the FindWhat.com Network, but currently there is no overlap between the FindWhat.com Network and the private label offering; advertisers must manage their separate accounts individually. Some private label partners, like Terra Lycos, utilize the full turnkey solution as outlined above. Others that have been announced, such as Mitsui and Co., Ltd. and Verizon SuperPages.com, utilize the core technology and operate the service themselves, with consulting expertise from us. The private label service is flexible enough to offer slight modifications to accommodate language and delivery differences among private label partners.

     BENEFITS TO LARGE PORTALS, HIGH TRAFFIC WEBSITES AND LARGE COMPANIES WITH LEADERSHIP POSITIONS IN THEIR RESPECTIVE GEOGRAPHIES AND/OR MARKETS THAT WISH TO EXTEND INTO ONLINE ADVERTISING

     o SPEED TO MARKET / COST SAVINGS. We believe that it would take a large portal significantly longer than us to build a keyword-targeted advertisement service on its own, due to the technological and business process requirements. We also believe that we can offer the private label service at a lower ongoing cost than the portal would incur to manage the service, with a higher level of service to advertisers, due to our experience and the efficiencies we can realize by leveraging assets built to run our FindWhat.com Network.

     o DIRECT RELATIONSHIP WITH ADVERTISERS / CROSS-SELLING OPPORTUNITIES. Portals and high traffic websites that import paid listings from third parties do not have any contact with, or ownership of, the advertiser relationship. While this may be a benefit to a smaller website that does not have its own sales force, it can be a detriment to a large portal or company that offers numerous advertising alternatives. Over the last few years, advertiser demand for keyword-targeted, performance-based advertising services - specifically the ability to pay-for-placement within search results on large portals - has grown dramatically, and prominent position within search results can now command high bid prices per click. However, we believe advertisers are quick to realize which company can provide that position, and if it is a third party, the advertiser will go straight to that third party, bypassing the portal. In such a scenario, the company's sales force has lost an opportunity to build a direct relationship with an advertiser, which might have been a candidate for some of the company's other advertising offerings. With our private label service, our partner maintains the relationship with the advertisers, and its sales force now has the opportunity to contact any of the advertisers attracted by the keyword-targeted advertising service to see if there is the possibility to build a deeper relationship.

     o ABILITY TO FOCUS ON CORE BUSINESS. Large portals and high traffic websites typically are engaged in competition with other companies that provide similar services, or in the case of large companies with leadership positions looking to extend into the paid listings advertising market, are concerned with finding a strategic partner who is not a competitor. Attracting Internet users to a portal or high traffic website requires constant innovation and focus on providing updated, high quality content. We believe that the skills and effort required to run a keyword-targeted advertisement service are very different, and would require significant investment and management focus in order to provide an attractive service. With our private label service, large portals, high traffic websites, and leadership companies developing an online marketplace do not need to expend significant resources, hire and manage specialized personnel, oversee a sophisticated technology platform or provide any of the other aspects of providing the service.

     o REVENUE RECOGNITION. Traditionally, large portals and high traffic websites which import paid listings from third parties only recognize the share of the revenue that the third party pays to them (the third party collects and recognizes the actual revenue paid by the advertisers). With the private label service, the portal or high traffic website owns the advertiser relationship, recognizes 100% of the revenue paid by advertisers and pays us a share. We only recognize our share as revenue.

FINDWHAT.COM MERCHANT SERVICES

The FindWhat.com Merchant Services division was formed in 2004 to better enable small to medium sized merchants to conduct business online. Specifically, our services aide in setting up e-commerce websites with the right products and services that will convert visitors to customers, and keep the customers over the long term. When these services are combined with the benefits that the FindWhat.com Network offers advertisers, we should be able to offer online businesses a suite of products and services that help facilitate the entire customer lifecycle: finding, getting and keeping customers. This division was formed on January 1, 2004 upon our acquisition of Miva.

Our core products in the merchant services division are two e-commerce solutions: Miva Merchant, a complete storefront system, and Miva Empresa(TM) Virtual Machine, the server engine which executes compiled Miva Script applications like Miva Merchant. These solutions are used by developers, merchants, hosting partners and business portals.

Our merchant services division has several e-commerce services, including Miva Mailer(TM), Miva Service Club(TM), Miva Payment(TM) and Miva Marketplace(TM), designed to cater to Miva's large installed base of online merchants. Our goal is that Miva Marketplace clients will have access to traffic from the FindWhat.com Network with the next upgrade of Miva Merchant. Utilizing the turnkey FindWhat.com private label platform, we intend to make Miva Marketplace a branded source of paid listings which is fully integrated with the Miva Merchant offering.

We are developing new software, featuring the new Miva Synchro(TM) currently in public beta, as well as new service offerings to further exploit our market positioning by continuing to make users of Miva's platform more successful.

BENEFITS TO ONLINE MERCHANTS, SPECIFICALLY SMEs

     o AN INTEGRATED OFFERING, WITH FLEXIBILITY. The Miva e-commerce platform offers an integrated offering of products and services, both from Miva and aggregated from a variety of partners, required to conduct business online, while at the same time allowing businesses flexibility in putting together the various pieces to accommodate their specific objectives and strategy. The total offering consists of software, services and a partner network of web hosters and software suppliers assembled for the purpose of helping SMEs create and enhance their online businesses.

     o COST EFFECTIVE PRICING. We believe the Miva platform is cost effective for SMEs, and upgrades are often free. Components are priced separately so a business need only buy what it needs to accomplish its business objectives. For SMEs who require live customer support, Miva has various levels of support to accommodate merchants who require such help.

     o SIMPLE AND INTUITIVE. Standard features built into the Miva Merchant storefront development and management system enable users of all skill levels to build and securely administrate leading online storefronts, using nothing but a web browser and an Internet connection.

     o FLEXIBLE AND UBIQUITOUS. The Miva Merchant system also works with over 20 different online payment gateways, and with numerous merchant banking services. Additionaly, it is included as standard equipment for several hundred different web hosting accounts, which are available on the six most common web server platforms. This flexibility translates to significant choice for any business planning on collecting payments online.

     o EXTENSIVE CHOICE OF ADDITIONAL BUILT-IN SERVICES TO FACILITATE E-COMMERCE. Additional services built into the Miva Merchant system also help SMEs to compete in the e-commerce arena, including fully integrated payment gateway and merchant account services with Miva Payment; email marketing with Miva Mailer; and performance-based marketing with Miva Marketplace, all designed specifically for SMEs.

     o EXTENSIVE CHOICE OF ADDITIONAL THIRD PARTY PRODUCTS AND SERVICES. The highly qualified field of developers, consultants and trainers in the greater Miva Community of partners, who provide plug-in enhancement software, focused tutorial and custom Miva Script development, allows Miva Merchants to expand the capability of the platform. Best of breed software and goods from these partners is available at Miva Warehouse, as well as other online outlets.

STRATEGY

We currently pursue three main growth strategies: grow our core U.S. performance-based marketing business; leverage our expertise and experience by expanding our U.S. performance-based marketing business geographically and, as applicable, into new markets, including by offering our private label service to industry leaders throughout the world; and expand into new markets and grow commerce enabling services for online businesses (especially SMEs) to help them throughout the customer lifecycle: finding, getting and keeping customers.

Grow Core U.S. Performance-Based Marketing Business

Our core business is currently the FindWhat.com Network. Today that network is made up of distribution partners, ranging from a few large portals and search engines that have relationships with many paid listings providers, to small, niche vertical market websites that have exclusive agreements with us. We believe that there are additional ways to help our existing distribution partners monetize their content and traffic by providing alternative methods of displaying our keyword ads including search, related search, contextual and directory implementations.

We also seek to add additional distribution partners to the FindWhat.com Network. We believe there are numerous additional potential distribution partners in the U.S. We believe that we have a competitive advantage in that we are an independent supplier in the marketplace and we do not operate a branded destination portal, in potential competition with our distribution partners for Internet users.

We also continuously try to recruit additional advertisers for the FindWhat.com Network. Many of our advertisers learn of our services by seeing our name online at our distribution partners' websites, through our advertising efforts (mostly online) or on sites that provide marketing resources to Internet businesses. Additionally, we recruit advertisers to utilize our services through our direct sales efforts. Our sales staff targets e-commerce businesses that they locate through online and offline research. Our sales staff in our Fort Myers, FL office usually contacts potential advertisers directly, utilizing telemarketing and e-mail. Our sales personnel in our New York, NY office focus more on advertising agencies. We also attend trade shows, seminars and conferences in which we believe potential advertisers will be receptive to our services, and we seek to build referral arrangements with entities that can promote our service to large numbers of potential advertisers. We believe the ease of our account sign-up process through our recently launched sign up wizard, along with our intuitive account management system, help to convince advertisers to sign-up for our services.

In addition, we are focused on technical innovations to increase qualified traffic to advertisers. This includes better keyword matching technologies through FindWhat.com IntelliMap, where advertisers do not need to bid upon and manage multiple variants of the same keyword in order to cover the myriad of ways different Internet users may search for the same item. We believe our experience and technical skill can allow us to work with our distribution partners to create unique implementations, while maintaining the quality of the new traffic that is generated. We strive to continue to upgrade our systems, offering more easy-to-use tools like FindWhat.com CruiseControl, a suite of automated campaign management tools launched in early 2003, and reports based on advertiser feedback, both of which help advertisers achieve industry-leading returns on their marketing investments.

Expand Our Performance-Based Marketing Business Geographically And, As Applicable, Extend Into New Markets

We believe that the paid listings industry is expanding, and will continue to expand, to countries outside the U.S., to local areas both inside and outside the U.S., and to new markets. We intend to capture paid listings revenue from these evolving markets by growing and evolving our FindWhat.com Network and our private label service and through other strategic transactions and initiatives.

Expand Into New Markets And Grow Commerce Enabling Services For Online Businesses To Help Them Throughout The Customer Lifecycle: Finding, Getting and Keeping Customers--Specifically Targeted To SMEs

The e-commerce lifecycle follows the traditional business model of finding, getting and keeping customers, although there can be additional complexity given the technology and expertise required to transact business on the Internet. We have been helping online businesses drive high quality traffic to their websites since 1998. Now, with our acquisition of Miva, we are able to help online businesses, specifically SMEs, to create e-commerce websites that convert potential customers into paying customers. We intend to extend into appropriate complementary products and services that will enable merchants to further optimize their e-commerce revenues, especially SMEs who are looking for a cost effective, independent, comprehensive e-commerce services provider.

SALES & MARKETING

Our sales and marketing efforts are coordinated out of our New York City and Ft. Myers, FL offices. As of December 31, 2003, we had 22 people in our sales department, seven business development personnel, three corporate development personnel, and three individuals focused on marketing. Our sales department seeks to add new advertisers to the FindWhat.com Network, our business development department focuses on adding new distribution partners to that network, and our corporate development department seeks potential mergers, acquisitions and strategic transactions. Almost all of our paid click-throughs come through our distribution partners' and private label partners' websites, and, as a result, we do not spend any marketing efforts to attract Internet users to utilize our website at www.FindWhat.com. However, we have relationships with third parties to attract online businesses to our website in order to encourage them to open a FindWhat.com Network account.

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

     o Agency sales: In late 2002, we hired a vice president of sales who is responsible for overseeing and expanding our direct sales staff and adding additional sales personnel to focus on advertising agencies, which tend to represent larger advertisers, and can spend more money per campaign.

     o Online promotion: Our online promotional program includes banner advertisements, keyword-targeted advertising and preferred placement on websites that offer resources and reviews to advertisers interested in performance-based online marketing.

     o Referral agreements: We seek to build referral arrangements with entities that can promote our service to large numbers of potential advertisers.

     o Tradeshows: We speak at, participate in, exhibit at and sponsor industry trade shows. We intend to participate in additional trade shows that attract potential advertisers and distribution partners throughout the year.

     o Customer service: To eliminate any perceived barriers to doing business with us, we attempt to deliver excellent customer service. We believe that superior customer service adds an extra level of value to our advertisers.

Private Label Service

We assist our private label partners to attract advertisers to their keyword-targeted ad services, because we share in their success. We can help train our private label partners' sales forces in techniques to promote keyword-targeted advertising, and in some cases we may promote their private label offering to our FindWhat.com Network advertisers. We may hold events with our private label partners to promote keyword advertising, and we may engage in co-promotion sales, marketing and communications tactics to attract advertisers to both the FindWhat.com Network and one or more private label services.

REVENUE MODEL

We currently generate revenue primarily from paid click-throughs on the FindWhat.com Network, private label net revenue share payments, and sales of Miva e-commerce solutions. We acquired Miva on January 1, 2004. Accordingly, no revenue from Miva was included in our financial statements through December 31, 2003.

Our FindWhat.com Network keyword ad paid click-through revenue is determined by multiplying the number of click-throughs on paid search results by the amounts bid for applicable keywords. Click-through revenue is earned based on click-through activity to the extent that the advertiser has deposited sufficient funds with us or we believe collection is probable.

With our private label service, we recognize only our share of the revenue generated from advertisers for click-throughs on our private label partners' sites. Our private label partners are responsible for reporting the gross revenue generated from the click-throughs executed on their sites.

Our merchant services division recognizes revenue upon the sale of software licenses to our clients, which include primarily web hosting companies and direct retail customers. This division offers additional services and recognizes revenue as earned over the life of the contract to provide such services.

CUSTOMERS

The FindWhat.com Network had thousands of managed advertiser accounts as of December 31, 2003. No single advertiser account represented more than 3% of our revenue in 2003.

Through our acquisition of Miva on January 1, 2004, we now have access to thousands of online merchants, a large portion of which are not currently advertisers on the FindWhat.com Network.

COMPETITION

The FindWhat.com Network

We compete with companies that provide keyword-targeted advertising, including portals and search engines, which allow advertisers to pay-for-placement within search results. Portals and search engines that offer keyword-targeted ads on their websites or within their search engines include Primedia's About.com, Yahoo!/Inktomi/Alta Vista/FAST, AOL, Ask Jeeves's Ask.com/Direct Hit/Teoma, Google, Terra Lycos's Lycos/HotBot, MSN and InfoSpace's search properties (Excite/WebCrawler/MetaCrawler/Dogpile). Companies which provide primarily performance-based, keyword-targeted ads, and which seek to distribute those ads to a distribution network, include Yahoo!'s Overture, Google, Kanoodle, Value Click's Search 123, Enhance Interactive, and LookSmart.

Private Label Service

We are not aware of any other company with an offering exactly similar to our private label service, although Enhance Interactive offers a "Guaranteed Inclusion" program, primarily on behalf of InfoSpace's search properties, which allows advertisers to pay a flat fee to submit their sites to be included in InfoSpace's various search engines.

Merchant Services

Our newly formed merchant services division is currently comprised of Miva Merchant. Main competitors to this division include: Yahoo! Stores and eBay stores. Other competitors include companies who have shopping cart products and a few hosting companies that have their own products: AIT and Alabanza os commerce (open source), Mercantec, Shopsite, Lagaarde, AbleCommerce and Cart32.

In addition, in the future, other companies may offer directly competing services to the FindWhat.com Network, our private label service and/or our merchant services. Most providers of Web directories, search engines and information services offer additional features and content that we have elected not to offer. We also compete with traditional offline media such as television, radio and print for a share of advertising budgets.

TECHNOLOGY AND OPERATIONS

We believe high traffic, keyword-targeted advertising networks, especially those that distribute their results to third-party websites, require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. We believe that we have managed to create an infrastructure that provides us with a platform from which to grow our business, including technical operations in our headquarters in Fort Myers, FL and in a hosted facility in Atlanta, GA.

We believe our current infrastructure and operating environment are suitably sized and designed to give Internet users, advertisers, distribution partners and private label clients a positive feeling about their interaction with us. The physical components of our infrastructure are comprised of equipment made by industry-leading manufacturers including Cisco and Intel. The software being used to power our services is a combination of industry standard commercial software and our internally developed proprietary software. We believe that given the solid mix of industry standard equipment and software we are positioned to sustain the effects of considerable growth.

Early in our development, we placed a firewall between the outside world and our service. As currently configured, our firewall provides the ability to block out any traffic that is not required to operate our services.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. We have several patent applications pending for various aspects of our products and services filed with the U.S. Patent and Trademark Office. We own several domestic and foreign trade and service mark registrations related to our products or services, including U.S. Federal Registrations for FINDWHAT.COM(R) and Miva(R), and we have additional registrations pending.

One of our principal competitors, offering performance based marketing services, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid for position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents; however, we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability and non-infringement of the `361 patent in an answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. A trial on this matter is not expected before the second half of 2004. In addition, on January 23, 2004, we were named as a third-party defendant by Overture in an action between Lycos, Inc. and Overture Services, Inc. The third party complaint alleges infringement by us of Overture's purported patent.

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

EMPLOYEES

As of December 31, 2003, we had approximately 161 employees. We had approximately 110 employees in marketing, sales and service (which includes, but is not limited to departments such as, business development, sales, marketing, customer service, credit transactions, business affairs, corporate development and affiliate relations), 22 in product development, 14 in search serving, and 15 in general and administration.

BUSINESS RISKS

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements we may make. Investors should consider carefully the following risks and speculative factors inherent in and affecting our business and an investment in our common stock. Factors that might cause such a difference include, but are not limited to, those discussed below.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY.

We launched the FindWhat.com Network in September 1999. In September 2002, we launched our private label service. In September 2003, we announced a license agreement with Mitsui & Co., Ltd. to launch a bid-for-position keyword targeted advertising service in Japan. On January 1, 2004, we acquired Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses. Accordingly, we have a limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success. An investor in our securities must consider the uncertainties, expenses and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new and rapidly evolving markets, such as e-commerce. To address these risks, we must, among other things:

     o   maintain and increase our client base;

     o   implement and successfully execute our business and marketing strategy;

     o   continue to develop and upgrade our technology;

     o   continually update and improve our service offerings and features;

     o   provide superior customer service;

     o   find and integrate strategic transactions;

     o   respond to industry and competitive developments; and

     o   attract, retain and motivate qualified personnel.

We may not be successful in addressing these risks. If we are unable to do so, our business, prospects, financial condition and results of operations would be materially and adversely affected.

ONE OF THE FINDWHAT.COM NETWORK'S PRINCIPAL COMPETITORS MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING OUR SERVICES IN THEIR PRESENT FORM.

One of the FindWhat.com Network's principal competitors, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents; however we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the '361 patent in an answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. This case is now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. A trial is not expected before the second half of 2004. In addition, on January 23, 2004, we were named as a third party defendant by Overture in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third party complaint, Overture alleges that we infringe U. S. Patent 6,269,361, which is the same patent that is involved in the above-referenced litigation pending in the Central District of California.

Our patent litigation with Overture Services may be time-consuming, expensive and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business prospects, financial condition and results of operations could be materially and adversely affected because we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

WE FACE SUBSTANTIAL AND INCREASING COMPETITION IN THE MARKET FOR INTERNET-BASED MARKETING SERVICES.

We may face increased pricing pressure for the sale of keyword-targeted advertisements, which could materially adversely affect our business, prospects, financial condition and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our bid-for-position business model. The market for Internet-based marketing services is relatively new, intensely competitive, and rapidly changing. Portals and search engines that offer keyword-targeted ads on their websites or within their search engines include Primedia's About.com, Yahoo!/Inktomi/Alta Vista/FAST, AOL, Ask Jeeves's Ask.com/Direct Hit/Teoma, Google, Terra Lycos's Lycos/HotBot, MSN and InfoSpace's search properties (Excite/WebCrawler/MetaCrawler/Dogpile). Companies which provide primarily performance-based, keyword-targeted ads, and which seek to distribute those ads to a distribution network, include Yahoo!'s Overture, Google, Kanoodle, Value Click's Search 123, Enhance Interactive, and LookSmart. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we have.

We are not aware of any other company with an offering exactly similar to our private label service, although Enhance Interactive offers a "Guaranteed Inclusion" program, primarily on behalf of InfoSpace's search properties, which allows advertisers to pay a flat fee to submit their sites to be included in InfoSpace's various search engines. In the future, other companies with greater financial, marketing and other resources may offer directly competing services.

Our merchant services division competitors include: Yahoo! Stores and eBay stores. Other competitors include companies who have shopping cart products and a few hosting companies that have their own products: AIT and Alabanza os commerce (open source), Mercantec, Shopsite, Lagaarde, AbleCommerce and Cart32. Some of our principal competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we have.

Additionally, in pursuing strategic transactions we may compete with other companies with similar growth strategies, certain of which may be larger and have greater financial and other resources than we have. Competition for these acquisition targets likely also will result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

We have filed applications for several patents, any of which could be rejected, and have only a limited amount of other proprietary technology that would preclude or inhibit competitors from entering the keyword-targeted advertising market. Therefore, we must rely on the skill of our personnel and the quality of our client service. The costs to develop and provide e-commerce services are relatively low. Therefore, we expect that we continually will face additional competition from new entrants into our markets in the future, and we are subject to the risk that our employees may leave us and may start competing businesses, notwithstanding non-competition agreements. The emergence of these enterprises could have a material adverse effect on our business, prospects, financial condition and the results of operations.

OUR BUSINESS IS DEPENDENT UPON OUR RELATIONSHIPS WITH OUR DISTRIBUTION PARTNERS.

Our distribution partners are very important to our revenue and results of operations. Any adverse changes in our relationship with key distribution partners could have a material adverse impact on our revenue and results of operations. Our agreements with our distribution partners vary in duration and generally are not long-term agreements, and depending on the agreement with any one particular distribution partner, may be terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms, and changes in control in certain circumstances. We may not be successful in renewing our existing distribution partnership agreements, or if they are renewed, any new agreement may not be on as favorable terms.

THE SUCCESS OF THE FINDWHAT.COM NETWORK IS DEPENDENT UPON OUR ABILITY TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH OUR ADVERTISERS.

Our ability to generate revenue from the FindWhat.com Network is dependent upon our ability to attract new advertisers, maintain relationships with existing advertisers and generate traffic to our advertisers' websites. Our programs to attract advertisers include direct sales, agency sales, online promotions, referral agreements and participation in tradeshows. We attempt to maintain relationships with our advertisers through customer service and delivery of qualified traffic. If we are unable to attract additional advertisers to use our services or fail to maintain relationships with our current advertisers, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR AGREEMENT TO MERGE WITH ESPOTTING MEDIA INC. IS SUBJECT TO A NUMBER OF CONTINGENCIES AND THERE IS NO ASSURANCE THAT THE TRANSACTION WILL CLOSE.

On June 17, 2003, we entered into an agreement to merge with Espotting Media, Inc., a leading provider of performance based Internet marketing services in Europe. On February 9, 2004 we modified the terms of our agreement to merge with Espotting. Under the terms of the current Espotting transaction, Espotting's stockholders will receive approximately 7.0 million shares of our common stock and $20 million in cash, subject to adjustment. Additionally, the agreement calls for us to issue options and warrants to purchase approximately 800,000 shares of our common stock to Espotting's option and warrant holders. The Espotting transaction is subject to a number of contingencies, including receipt of stockholder and regulatory approvals, and there is no guarantee that the transaction will be consummated. In the event the Espotting transaction is not consummated, it could have a material adverse effect on our financial statements, stock price, business and prospects.

OUR AGREEMENT TO MERGE WITH ESPOTTING MEDIA, INC. EXPOSES OUR BUSINESS TO SIGNIFICANT RISK.

The following factors, among others, could have a material adverse effect on our stock price, business, prospects, financial condition and results of operations given our potential merger with Espotting:

     o conditions precedent to the parties' obligations to close under the Espotting agreement may not be satisfied, including the receipt of stockholder and regulatory approvals;

     o our merger with Espotting may not be consummated or may be significantly delayed;

     o fluctuations in currency exchange rates or in the trading price and volume of our common stock, which could cause financial terms of our proposed merger to be revised;

     o diversion of management's attention and our resources from our core operations to integration activities;

     o difficulties executing integration strategies or achieving planned synergies after a merger with Espotting;

     o our failure to resolve issues relating to Espotting's financial performance;

     o   loss of any key personnel resulting from the merger;

     o our failure to retain clients as a result of uncertainty regarding the merger agreement; and

     o transaction costs relating to the Espotting transaction may be higher than anticipated and will have to be expensed if the merger agreement is terminated.

WE PARTIALLY DEPEND ON THIRD PARTIES FOR CERTAIN SOFTWARE AND INTERNET SERVICES TO OPERATE OUR BUSINESS.

We depend on third-party software to operate our services. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition and results of operations. We also are dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our business can function properly and our FindWhat.com website can handle current and anticipated traffic. We currently have contracts with Sprint, Internap, and KMC Telecom for these services. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR PRIVATE LABEL AGREEMENTS ARE SUBJECT TO A NUMBER OF CONTINGENCIES AND RISKS.

We have agreements to provide our private label services with our private label partners. Generally, under the terms of the agreements, we provide the technology and expertise to our partners to launch keyword-targeted paid listings services. These transactions are subject to numerous contingencies and risks including:

     o the failure of our partners to successfully create and manage paid listings networks;

     o risk that development and implementation of the different versions of our technology will be delayed or not completed when expected;

     o risk that development, implementation and integration costs will be higher than anticipated;

     o the inability of our partners to leverage off their existing client base;

     o   the failure of the paid listing services market to continue to grow;

     o   intense competition in the paid listing services market;

     o the potential of disagreements with our partners regarding our relationship;

     o the potential that implementation of our private label services violates intellectual property rights of third parties; and

     o   economic changes in the Internet industry generally.

WE RELY ON INTERNALLY DEVELOPED SYSTEMS WHICH MAY PUT US AT A COMPETITIVE DISADVANTAGE.

We use internally developed systems for a portion of our keyword-targeted paid listing request processing software. We developed these systems primarily to increase the number of appropriate paid keyword-targeted ads for each related keyword request made on our network, for our private label partners and for customer service. A significant amount of manual effort may be required to update these systems if our competitors develop superior processing methods. This manual effort is time-consuming and costly and may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to upgrade and expand our processing systems and to integrate newly-developed and purchased modules with our existing systems in order to improve the efficiency of our paid listing methods and support increased transaction volume, although we are unable to predict whether these upgrades will improve our competitive position when compared to our competitors.

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

Some of our officers have no prior senior management experience in public companies. At December 31, 2003 we had 161 full time employees; our new employees include a number of key managerial, technical, financial, marketing and operations personnel as December 31, 2003 who have not yet been fully integrated into our operations; and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING QUALIFIED, HIGHLY SKILLED PERSONNEL.

We expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations. We will need to attract and retain highly qualified, technical personnel in order to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified technical personnel on a timely basis, on competitive terms, or at all. If we are unable to attract and retain the necessary technical personnel, it would have a material adverse effect on our business, prospects, financial condition and results of operations.

CURRENT CAPACITY CONSTRAINTS MAY REQUIRE US TO EXPAND OUR NETWORK INFRASTRUCTURE AND CUSTOMER SUPPORT CAPABILITIES.

Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the queries and paid click-throughs we receive. We believe that we will be required to expand our network infrastructure and customer support capabilities to support an anticipated expanded number of queries and paid click-throughs. Any such expansion will require us to make significant upfront expenditures for servers, routers, computer equipment and additional Internet and intranet equipment, and to increase bandwidth for Internet connectivity. Any such expansion or enhancement will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties, if and when necessary, would materially adversely affect our business, prospects, financial condition and results of operations.

OUR BUSINESS IS PARTIALLY SUBJECT TO SEASONALITY, WHICH MAY IMPACT OUR GROWTH RATE.

We have historically experienced, and expect to continue to experience, seasonal fluctuations in the number of click-throughs received by typical distribution partners within our FindWhat.com Network. We expect that the first and fourth quarters of each calendar year will realize more activity than the second and third quarters, due to increased overall Internet usage during the first and fourth quarters related to colder weather and holiday purchases.

OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE.

A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and "hackers" and similar events. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data or render us unable to provide services to our customers. Failure to provide the data communications capacity we require, as a result of human error, natural disaster, or other operational disruptions, could cause interruption in our services and websites. The occurrence of any or all of these events could materially adversely affect our business, prospects, financial condition and results of operations.

WE MAY BE UNABLE TO OBTAIN THE INTERNET DOMAIN NAMES THAT WE HOPE TO USE.

The Internet domain name we are using for our paid keyword-targeted ad website is "FindWhat.com" and the Internet domain name we are using for our current merchant services business is "Miva.com." We believe that these domain names are an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain-name registrars, or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Also, we may be unable to acquire or maintain relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies which may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs,

     o   we may lose business to a competitor; and

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

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE PROTECTABLE OR OF SIGNIFICANT VALUE IN THE FUTURE.

We depend upon confidentiality agreements with specific employees, consultants and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements or produce patents and copyrights that would materially and adversely affect our business, prospects, financial condition and results of operations.

Legal standards relating to the validity, enforceability, and scope of the protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our future intellectual property. Third parties may also infringe or misappropriate any copyrights, trademarks, service marks, trade dress, and other proprietary rights we may have. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We own several domestic and foreign trade and service mark registrations related to our products or services, including U.S. Federal Registrations for FINDWHAT.COM(R) and Miva(R), and we have additional registrations pending. Additionally, we use and have common law rights in several other marks. If other companies also claim rights to use the marks we use in our business, we may be required to become involved in litigation or incur an additional expense. Effective service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

The process and technology we use to operate our FindWhat.com Network is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com Network with the United States Patent and Trademark Office. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, one of the FindWhat.com Network's principal competitors has been granted a patent which may cover our business model and has acquired an issued patent that may be applicable to our business model. See "One of the FindWhat.com Network's principal competitors may have patent rights which could prevent us from operating our services in their present form."

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

Our current and future business activities may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, could result in the invalidation of our proprietary rights and have a material adverse effect on our business, prospects, financial condition and results of operations. Even if we were to prevail, such claims could be time-consuming, expensive to defend and could result in the diversion of our management's time and attention. In addition, this diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE DEPEND ON THE EFFORTS OF OUR KEY PERSONNEL.

Our success is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of Craig Pisaris-Henderson, our Chairman, Chief Executive Officer, and President, and Phillip Thune, our Chief Operating Officer and Chief Financial Officer. Currently, we do not have key person life insurance on Messrs. Pisaris-Henderson or Thune and we may be unable to obtain such insurance in the near future due to high cost or other reasons. We believe that the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Our Articles of Incorporation also authorize us to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities which would have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could be used by our Board to impede a non-negotiated change in control, even though such a transaction may be beneficial to you.

WE DO NOT INTEND TO PAY FUTURE CASH DIVIDENDS.

We currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. Any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent on our financial condition, results of operations, capital requirements and any other factors that the board of directors decides are relevant.

THE MARKET PRICE OF OUR SECURITIES MAY BE VOLATILE.

From time to time the market price of our common stock may experience significant volatility. Our quarterly results, failure to meet analysts' expectations, patents issued or not issued to us or our competitors, announcements by us or competitors regarding planned or failed mergers, acquisitions or dispositions, loss of existing clients, new procedures or technology, litigation, sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants, changes in general conditions in the economy and general market conditions could cause the market price of the common stock to fluctuate substantially. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, prospects, financial condition and the results of operations.

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

As of December 31, 2003 we have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 3.8 million shares of common stock at a weighted average exercise price of $4.57 and warrants to purchase approximately 295,000 shares of common stock at a weighted average exercise price of $3.36 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion or exchange of these securities, investors may experience additional dilution.

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

Our success will depend, in part, on our ability to:

     o enhance and improve the responsiveness and functionality of our FindWhat.com Network, our private label service and our merchant services;

     o license, develop or acquire technologies useful in our business on a timely basis, enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective or current customers; and

     o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

INTERNET SECURITY POSES RISKS TO OUR ENTIRE BUSINESS.

The process of e-commerce aggregation by means of our hardware and software infrastructure involves the transmission and analysis of confidential and proprietary information of our clients, as well as our own confidential and proprietary information. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our security measures may not prevent security breaches. Our failure to prevent these security breaches or a misappropriation of proprietary information may have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR FUTURE SUCCESS WILL DEPEND ON CONTINUED GROWTH IN THE USE OF THE INTERNET.

Our future success will depend substantially upon continued growth in the use of the Internet to support the sale of our advertising services and acceptance of e-commerce transactions on the Internet. As this is a new and rapidly evolving industry, the ultimate demand and market acceptance for Internet-related services is subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online service technologies, including security, reliability, cost, ease of use and quality of service remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. In the event that the use of the Internet and other online services does not continue to grow or grows more slowly than we expect, or the Internet does not become a commercially viable marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected.

THE MARKET FOR OUR SERVICES IN UNCERTAIN AND IS STILL EVOLVING.

Internet marketing and advertising, in general, and advertising through priority placement in keyword-targeted ads in particular, are at early stages of development, are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and profits are substantially dependent upon the widespread acceptance and the use of the Internet and other online services as an effective medium of commerce by merchants and consumers. Rapid growth in the use of and interest in, the Internet, the Web and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which are dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, prospects, financial condition or results of operations.

WE WILL NEED TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE IN THE INTERNET SEARCH AND ADVERTISING INDUSTRIES.

In order to remain competitive, we will be required continually to enhance and improve the functionality and features of our existing services, which could require us to invest significant capital. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology and systems. If we face material delays in introducing new services, products and enhancements, our users may forego the use of our services and select those of our competitors, in which event, our business, prospects, financial condition and results of operations could be materially adversely affected.

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

We are not currently subject to direct regulation by any government agency other than laws or regulations applicable generally to e-commerce and businesses. Due to the increasing popularity and use of the Internet and other online services, federal, state and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet and other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws and impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations or application of existing laws to the Internet generally or our industry may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have material adverse effect on our business, prospects, financial condition, and results of operations.

IMPLEMENTATION OF OUR FINDWHAT.COM NETWORK SERVICE OR OUR PRIVATE LABEL SERVICE FOR SOME CLIENTS MAY INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

In implementing our services, we utilize promotional material generated by our clients to promote websites. From time to time, third parties have alleged that the use of certain keywords in our services have infringed on their intellectual property rights. Although the terms and conditions of our services provide that our clients are responsible for infringement of intellectual property rights of others arising out of the use of keywords or content in their paid keyword ads and on their websites, our involvement in disputes regarding these claims could be time consuming, expensive to defend and could result in the diversion of our management's time and attention, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND WE MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash as of December 31, 2003, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months, including the cash to be used in our announced merger with Espotting Media Inc. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we will seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

ITEM 2.  PROPERTIES.

We lease an executive, administrative, sales, customer service and technical facility in Fort Myers, Florida and a business development and sales office in New York City. We acquired Miva Corporation on January 1, 2004 and we assumed a lease for an executive, administrative, sales, customer service and technical facility that houses our Miva operations in San Diego, California.

ITEM 3.  LEGAL PROCEEDINGS.

One of the FindWhat.com Network's principal competitors, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents; however we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the '361 patent in an answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. This case is now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. The trial is not expected before the second half of 2004. In addition, on January 23, 2004, we were was named as a third party defendant by Overture in an action between Lycos, Inc. and Overture Services, Inc., in the District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third party complaint, Overture alleges that we infringe U. S. Patent 6,269,361, which is the same patent that is involved in the above-referenced litigation pending in the Central District of California.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) We held our Annual Meeting of Stockholders on December 15, 2003, for the purposes of electing seven directors and approving an amendment to our 1999 Stock Incentive Plan.

     (b) At the Annual Meeting of Stockholders, all directors nominated were elected and the amendment to our 1999 Stock Incentive Plan was approved.

     (c) The table below shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders:

  PROPOSAL 1: Election of seven directors, each to serve for a one year term:

                                                 NUMBER OF SHARES
  NOMINEES:                               FOR                WITHHOLD AUTHORITY

Craig A. Pisaris-Henderson            21,088,303                  247,903
Phillip R. Thune                      21,105,368                  247,903
Frederick E. Guest II                 21,050,179                  247,903
Kenneth E. Christensen                21,102,588                  247,903
Dan Brewster                          21,104,852                  247,903
Jerry Della Femina                    21,105,963                  247,903
Lee Simonson                          21,106,988                  247,903

  PROPOSAL 2: Approval of an amendment increasing the number of shares available for issuance under our 1999 Stock Incentive Plan from 4,200,000 to 6,200,000

                               TOTAL NUMBER
                               OF VOTES CAST

FOR                             11,395,087
AGAINST                          4,499,820
ABSTAINED                           24,476

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

Our common stock trades on the Nasdaq Stock Market under the symbol "FWHT." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq Stock Market or, for periods prior to April 17, 2003, the Nasdaq Small Cap Market:

     QUARTER ENDED                                         HIGH            LOW
     -------------                                         ----            ---
December 31, 2003......................................  $ 19.74         $ 13.50
September 30, 2003.....................................  $ 27.94         $ 16.81
June 30, 2003..........................................  $ 21.75         $  8.79
March 31, 2003.........................................  $ 10.50         $  6.75

December 31, 2002......................................  $  8.13         $  2.75
September 30, 2002.....................................  $  5.30         $  3.30
June 30, 2002..........................................  $  6.35         $  2.74
March 31, 2002.........................................  $  5.75         $  3.11

Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

HOLDERS OF RECORD

Our authorized capital stock consists of 50,000,000 shares of common stock, $.001 par value per share, and 500,000 shares of preferred stock, $.001 par value per share. As of December 31, 2003, there were 21,420,528 shares of our common stock outstanding. As of December 31, 2003, the number of record holders of our common stock was 101. No shares of our preferred stock are outstanding.

DIVIDENDS

We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table containing the Equity Compensation Plan Information is included in
Item 11 of this Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

In July 2003, we concluded a private placement to certain institutional investors of 1,000,000 shares of our common stock at $20.27 per share. In our opinion, the issuance of these shares was exempt from registration pursuant to
Section 4(2) of the Securities Act and Rule 506 promulgated thereunder due to the fact the shares were sold to less than 35 purchasers all of whom were accredited investors.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated statements of operations data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 and the selected consolidated balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999 are derived from our consolidated financial statements and related notes.

(In thousands, except per share data)


                                                       FOR THE YEAR ENDED DECEMBER 31,

                                        2003          2002          2001          2000          1999
                                      --------      --------      --------      --------      --------
Statements of operations
     Revenues                         $ 72,221      $ 42,805      $ 20,412      $  2,887      $    452
     Net income (loss)                  11,758        10,736          (347)       (8,805)       (1,790)
     Net income (loss) per share
          Basic                       $   0.59      $   0.63      $  (0.02)     $  (0.63)     $  (0.17)
          Diluted                         0.53          0.56         (0.02)        (0.63)        (0.17)

Balance sheets
     Total assets                     $ 74,658      $ 27,312      $  8,325      $  2,102      $  1,267
     Long term debt                       --               4            15            47            13
     Stockholders' equity               64,307        22,168         5,082           790         1,028

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED CONSOLIDATED FINANCIAL DATA.

         The following selected consolidated statements of operations data for the years ended December 31, 2003, 2002 and 2001, and the selected consolidated balance sheet data as of December 31, 2003 and 2002, are derived from our consolidated financial statements and related notes included elsewhere in this Form 10-K.


CONSOLIDATED STATEMENT OF OPERATIONS DATA:              FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)           2003          2002          2001
                                                     --------      --------      --------
Revenues                                             $ 72,221      $ 42,805      $ 20,412
                                                     --------      --------      --------
Operating expenses
     Search serving                                     2,802         1,925         1,459
     Marketing, sales and service                      40,963        23,597        14,130
     General and administrative                         8,604         5,797         3,936
     Product development                                1,520           589           289
     Loss on sales of advertising contract                 --            --           996
                                                     --------      --------      --------
Total operating expenses                               53,889        31,908        20,810
                                                     --------      --------      --------
Income (loss) from operations                          18,332        10,897          (398)
Interest income, net                                      532           210            51
                                                     --------      --------      --------
Income (loss) before provision for income taxes        18,864        11,107          (347)
Income tax expense                                      7,106           371            --
                                                     --------      --------      --------
Net income (loss)                                    $ 11,758      $ 10,736      $   (347)
                                                     ========      ========      ========
Net income (loss) per share
         Basic                                       $   0.59      $   0.63      $  (0.02)
                                                     ========      ========      ========
         Diluted                                     $   0.53      $   0.56      $  (0.02)
                                                     ========      ========      ========
Weighted-average number of common
     shares outstanding
         Basic                                         19,867        17,021        16,183
                                                     ========      ========      ========
         Diluted                                       22,076        19,130        16,183
                                                     ========      ========      ========

CONSOLIDATED BALANCE SHEET DATA:                                DECEMBER 31,  DECEMBER 31,
(IN THOUSANDS)                                                      2003          2002
                                                                ------------  ------------
Current assets                                                    $ 69,807      $ 24,024
Total assets                                                        74,658        27,312
Working capital                                                     60,171        18,888
Stockholders' equity                                                64,307        22,168


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         We are a leading developer and provider of performance-based marketing and commerce enabling services for online businesses. During fiscal 2003, we offered two primary proprietary performance-based services: the FindWhat.com Network, a keyword-targeted advertisement service that distributes advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; and a private label service, which offers large portals, search engines and other high traffic websites the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using our turn-key operation. Our managed advertisers only pay us for each Internet user we deliver to their websites.

         Our main focus is the operation of online marketplaces that connect the prospects that are most likely to purchase specific goods and services to the advertisers that provide those goods and services. Advertisers create advertisements, or keyword-targeted ads, which are comprised of titles, descriptions, URL links and relevant keywords or keyword phrases. For each keyword, the advertisers determine what price they are willing to pay for a qualified click-through. The pricing process is an open, automated, bid-for-position system. The highest bidder for a particular keyword or phrase receives the first place position, with all other bidders on that same keyword or phrase listed in descending bid order.

         Along with our private label partners we distribute advertisements to millions of Internet users each day, often in direct response to search or directory queries. The FindWhat.com Network includes distribution partners. We recognize 100% of the revenue from paid click-throughs on the sites in the FindWhat.com Network, and then share that revenue with those sites. We recognize only our share of the revenue generated from third-party initiatives, which are powered by us. With both the FindWhat.com Network and the third-party offerings, our services are a source of revenue and relevant keyword-targeted ads for our partners, while providing our managed advertisers with exposure to potential customers across the Internet.

         On June 17, 2003, we entered into an agreement to merge with Espotting Media Inc., a leading provider of performance based Internet marketing services in Europe. On February 9, 2004 the merger agreement with Espotting was amended. Under the amended terms of the Espotting transaction, Espotting's stockholders will receive approximately 7.0 million shares of our common stock and approximately $20 million in cash, subject to adjustment. Additionally, the agreement calls for us to issue options and warrants to purchase approximately 800,000 shares of our common stock to Espotting's employees and affiliates. Closing of the transaction is subject to a number of conditions. Assuming the fulfillment of these conditions and the receipt of all approvals, the companies would expect to close the merger in the third quarter of 2004. On June 17, 2003, we loaned Espotting $2.0 million in exchange for a promissory note. The loan to Espotting bears interest at 5% and must be paid in full at closing or upon termination of the merger agreement, whichever occurs first. If the merger is consummated, the loan shall be repaid by reducing the cash obligation payable by us to Espotting on the closing date.

         Additionally, as of December 31, 2003, we had incurred and capitalized approximately $2.1 million in legal, advisory and transaction costs associated with our announced merger agreement with Espotting. Upon the successful closing of the merger, these and any additional deal costs will be considered part of the purchase price. However, if the merger agreement is terminated, these and any additional costs incurred will be written off as a one-time expense on the date of the termination.

         On September 25, 2003 we announced the signing of an agreement with Mitsui & Co., Ltd. to power a keyword-targeted advertisement service in Japan, which is expected to launch in the second quarter of 2004.

         On December 3, 2003 we announced the signing of a private label contract with Verizon Information Services. Under the terms of the revenue sharing-based licensing agreement, we will provide the technology and business operations expertise to support enhanced local SuperPages.com advertising services which are expected to launch early in 2004.

         On January 1, 2004, we completed our acquisition of Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses. Under the terms of the agreement we issued Miva shareholders approximately $2.7 million in cash and approximately 165,000 shares of our common stock, and we assumed approximately $2.5 million in Miva liabilities. We believe that we can combine our keyword-targeted paid listings services with Miva's e-commerce software and services to better serve small and medium-sized businesses, with the FindWhat.com Network delivering qualified prospects to a Miva client's online store, and the Miva Merchant software aiding that online store to make a successful sale.

         On February 23, 2004, we entered into an agreement to acquire Comet Systems, Inc., a leading provider of connected desktop consumer software. Under the terms of the acquisition agreement, Comet stockholders will receive approximately $8.5 million in cash, which is subject to adjustment based on the value of Comet's closing date current net assets, plus $15.0 million in our common stock, and up to an additional $10.0 million in cash based on Comet's operating performance in 2004 and 2005. Closing of the transaction is conditioned upon approval from Comet's shareholders, the absence of a material adverse change in the companies' businesses, receipt of a favorable tax opinion, and other customary closing conditions. As a result, the acquisition may not be consummated or may be consummated on significantly different terms. Assuming the fulfillment or waiver of these conditions, we expect to close the acquisition within 60 days of February 23, 2004.

         Among other things, our growth rate and results depend on our continued ability to:

         o   grow our core U.S. performance-based marketing business;

         o expand our performance-based marketing business geographically and as applicable, extend into new markets; and

         o grow our commerce enabling services for online businesses to help them throughout the customer lifecycle: finding, getting and keeping customers--merchant e-commerce services specifically targeted to SMEs and to complete and integrate strategic initiatives.

         FindWhat.com Network click-through revenue, private label revenue and other third-party performance-based marketing initiatives revenue are recognized when earned, which is based on the actual click-through activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or if we believe collection is probable.

         The largest component of our expenses relate to marketing costs incurred to attract consumers and businesses to our advertisers' websites through our distribution partners on our FindWhat.com Network. In order to significantly increase revenues, we will be required to incur a significant expansion of our operations, including hiring additional management and staff, and enhancing our overall technical infrastructure and facilities. The proposed increases in capital and expenditures will significantly increase future operating expenses.

ORGANIZATION OF INFORMATION

         Management's discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

         o   Results of operations

         o   Liquidity and capital resources

         o   Contractual obligations

         o   Use of estimates and critical accounting policies

         o Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

RESULTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

         Our fiscal year is from January 1 through December 31. We commercially launched the FindWhat.com Network in September 1999, and our first private label agreement commenced in September 2002. When making comparisons between the years ending December 31, 2003, 2002 and 2001, readers should note that we do not anticipate our historical growth rates to continue.

REVENUE

         Revenue was approximately $72.2 million for fiscal 2003, compared to approximately $42.8 million for fiscal 2002 and $20.4 million for fiscal 2001. The increase in our overall revenue over the three-year period primarily relates to the increase in our FindWhat.com Network revenue as a result of: adding new distribution partners; expanding our relationships with our existing distribution partners; and increasing the amount advertisers spend with us for traffic from our distribution partners.

         During the years ending December 31, 2003, 2002 and 2001, no advertiser represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, Internet traffic purchases from one distribution partner represented over 10% of total revenue for each of fiscal 2003 and 2001 and Internet traffic purchases from two individual distribution partners represented over 10% of total revenue for fiscal 2002.

OPERATING EXPENSES

         Search Serving - Search serving expense consists primarily of costs associated with designing and maintaining the FindWhat.com Network and private label service and fees paid to telecommunications carriers for Internet connectivity. Costs associated with maintaining the FindWhat.com Network and private label service include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

         Search serving expense increased to approximately $2.8 million for fiscal 2003, compared to approximately $1.9 million for fiscal 2002 and $1.5 million for fiscal 2001. The increase from fiscal 2002 to 2003 was primarily due to increases in depreciation of equipment and Internet connectivity fees. The increase from fiscal 2001 to 2002 was primarily due to increases in depreciation of equipment, Internet connectivity fees, and personnel expense. We anticipate search serving expense will continue to increase as our traffic and number of managed active advertiser accounts increase.

         Marketing, Sales and Service - Marketing, sales and service expense consists primarily of:

         o revenue-sharing or other arrangements with our FindWhat.com Network distribution partners;

         o advertising expenditures for the FindWhat.com Network, such as, radio, outdoor and banner advertising campaigns and sponsorships;

         o promotional expenditures such as sponsorships of seminars, trade shows and expos;

         o referral fees and other expenses to attract advertisers to our services;

         o   fees to marketing and public relations firms; and

         o payroll and related expenses for personnel engaged in marketing, advertiser solutions, business development, sales functions, affiliate relations, business affairs, corporate development and credit transactions.

         Our marketing, sales and service expense was approximately $41.0 million for fiscal 2003, compared to $23.6 million for fiscal 2002 and $14.1 million for fiscal 2001.

         The increase in marketing, sales and service expense from fiscal 2002 to 2003 was related primarily to increases in:

         o revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, which increase as our revenue increases;

         o personnel costs due to expanding the number of business development, corporate development, marketing, advertiser solutions, credit transactions, affiliate relations, business affairs and sales personnel;

         o   consulting fees; and

         o travel and other expenses related to our corporate development initiatives.

         The increased costs relating to our corporate development department are based on our concentrated effort to diversify our revenue stream. Our corporate development department is responsible for identifying new business initiatives, and searching for new sources of revenue. The deliverables of the corporate development team are longer term in nature, and as such we may not realize substantial benefits in the short-term, if at all, from their efforts.

         The increase in marketing, sales and service expense from fiscal 2001 to 2002 was related primarily to increases in:

         o revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, which increase as our revenue increases;

         o personnel costs due to expanding the number of business development, marketing, customer service, credit transactions, affiliate relations, business affairs and sales employees; and

         o   consulting fees.

         Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales and service expense. We believe that continued investment in marketing, sales and service, including attracting advertisers to utilize the FindWhat.com Network, attracting distribution partners to display our keyword-targeted ads, and obtaining additional private label partners or other third parties to provide paid listings powered by us, is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative - General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services, including consulting, legal, and accounting fees; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment for non-technical employees; non-cash stock compensation expense for the issuance of stock and stock options to non-employees; and other general corporate expenses; and fees to affiliates which provide office space and other general and administrative services. Fees for professional services include payments to lawyers, accountants, tax advisors and other professionals in connection with operating our business and evaluating and pursuing new opportunities.

         General and administrative expenses increased to approximately $8.6 million for fiscal 2003, compared to approximately $5.8 million for fiscal 2002 and $3.9 million for fiscal 2001.

         The increase in general and administrative expenses from fiscal 2002 to 2003 was primarily due to increases in professional fees, credit card fees, rent expense, depreciation on furniture and equipment, and expenses relating to being a public company.

         The increase in general and administrative expenses from fiscal 2001 to 2002 was primarily due to increases in credit card fees, compensation expense, professional fees, travel costs, rent expense, and expenses relating to being a public company.

         We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, as we litigate patent-related lawsuits with Overture Services, Inc. and as we evaluate and pursue new opportunities.

         Product Development -. Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality for our FindWhat.com Network and private label services and depreciation for related equipment used in product development. Product development expense was approximately $1.5 million for fiscal 2003, as compared to approximately $589,000 for fiscal 2002 and approximately $289,000 for fiscal 2001. The increase over the three-year period was primarily due to increases in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

         Loss on Sale of Advertising Contract - From January 2000 through March 2001, marketing, sales and service expense included non-cash charges related to the issuance of 600,000 shares of common stock to a national radio group in return for radio advertising time to promote the FindWhat.com Network. The common stock had a value of $4,425,000 at the time of issuance, and was being expensed as the radio time was being used. As of March 30, 2001, $3,351,118 had been expensed in this fashion. On March 30, 2001, a third party paid $250,000 in cash in return for the remaining radio time and a warrant to purchase 125,000 shares of common stock. The warrant was valued at $172,500. As a result of this transaction, a loss of $996,382 was recorded in the twelve months ending December 31, 2001 for the sale of the radio-advertising contract, which is shown as "Loss on sale of advertising contract" on the statement of operations.

INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was approximately $532,000 for fiscal 2003 compared to approximately $210,000 for fiscal 2002 and approximately $51,000 for fiscal 2001. The increase in interest income was due to higher average cash and cash equivalent balances and short-term liquid investments offset in part by lower interest rates.

INCOME TAXES

         Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictates our ability to realize our tax assets. In 2001, we recorded a valuation allowance on 100% of our net deferred tax assets, based on a presumption that such tax assets would not be realized due to recurring losses experienced at that time. In 2002, we had taxable income, which was largely offset by net operating loss carryforwards. The valuation allowance was reduced to reflect the utilization of the net operating losses and other changes in deferred taxes, resulting in a reduced tax provision for the period ending December 31, 2002. As a result, we had a remaining allowance of approximately $183,000 at December 31, 2002 relating to stock options and warrants issued for services. In 2003 the remaining valuation allowance was reduced to zero, as we believe that it is more likely than not that the tax benefit related to these options and/or warrants will be realized.

         For fiscal 2003 we recorded a tax provision of $7.1 million, which represented an approximate 37.6% effective tax rate, our approximate statutory tax rate. For fiscal 2002 we recorded a tax provision of approximately $371,000, which represents an approximate 3.3% effective tax rate. We experienced a net loss in 2001; accordingly, we did not recognize a net tax provision in 2001.

NET INCOME (LOSS)

         As a result of the factors described above, we generated net income of approximately $11.8 million, or $0.59 per basic share and $0.53 per diluted share, for the period ending December 31, 2003. This compares to net income of approximately $10.7 million, or $0.63 per basic share and $0.56 per diluted share, for the period ending December 31, 2002, and a net loss of approximately $347,000 or ($0.02) per basic and diluted share, for the period ending December 31, 2001.

LIQUIDITY AND CAPTIAL RESOURCES

         We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. Through December 31, 2003 we have raised net proceeds of approximately $33.6 million through private equity financings, and received approximately $9.4 million in proceeds from the exercise of warrants and options. The $33.6 million of net proceeds received through private placements noted above includes our most recent private placement on July 15, 2003 in which we issued one million shares of common stock to institutional investors, raising gross proceeds of approximately $20.3 million. We plan to utilize the proceeds from this private placement to fund future growth and capitalize new initiatives.

         Beginning in the second quarter of 2001, we began generating cash flows from operations. In 2001, our cash flows provided by operations were approximately $4.1 million. We continued to generate cash during 2002 and 2003, with cash flows from operations of approximately $11.7 million and $15.5 million, respectively.

         We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for keyword-targeted ads in the FindWhat.com Network, and the increase in the number of distribution partners displaying our keyword ads, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our managed advertisers with high quality click-throughs (or visitors to their websites), they may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive keyword-targeted advertisements in terms of the average revenue per paid click-through, the revenue share paid to the distribution partners, the relevancy and coverage of our keyword ads, and the speed of delivery of such ads, our partners may display fewer FindWhat.com Network results, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. The number and quality of providers of keyword-targeted ads is increasing, which may adversely impact: our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners; any of these circumstances may reduce our revenue and cash flows.

         Net cash provided by operating activities totaled approximately $15.5 million for 2003. The net cash provided in 2003 was based primarily on net income of approximately $11.8 million, plus an increase in accounts payable and accrued expenses of approximately $3.2 million, the tax benefit of stock option exercises of approximately $2.4 million, the recognition of depreciation and amortization expense for the period of approximately $1.8 million, a $890,000 deferred tax provision and an increase in deferred revenue of approximately $623,000 due to growth of our advertiser prepayment deposits. The increase in cash for the period was partially offset by the increase in accounts receivable (adjusted by the increase in the allowance for doubtful accounts) of approximately $3.4 million and the increase in prepaid expenses and other current assets of $2.0 million. The increase in accounts payable and accrued expenses from 2002 to 2003 was primarily due to higher accrued compensation and higher accrued expenses under revenue sharing agreements with distribution partners as the related revenue increased over the same period. Accounts receivable increased from 2002 to 2003 as revenue increased over the same period. Prepaid expenses and other current assets increased primarily due to capitalized costs of approximately $2.4 million in legal, advisory and transaction costs associated with our announced merger agreements with Espotting and Miva. Upon the successful closing of the merger, these and any additional deal costs will be considered part of the purchase price. However if the merger agreement is terminated, these and any additional costs will be written off as a one-time expense on the date of the termination.

         Net cash provided by operating activities totaled approximately $11.7 million for 2002. The net cash provided in 2002 was based primarily on net income of approximately $10.7 million, plus an increase in accounts payable and accrued expenses of approximately $1.2 million, an increase in deferred revenue of approximately $736,000, and the recognition of depreciation and amortization expense for the period of approximately $888,000. The increase in cash for the period was partially offset by the recognition of the deferred tax benefit of approximately $470,000 and the net increase in accounts receivable (adjusted by the increase in the allowance for doubtful accounts) of approximately $1.3 million. The increase in accounts payable and accrued expenses from 2001 to 2002 was primarily due to higher accrued expenses under revenue sharing agreements with distribution partners as the related revenue increased over the same period. Accounts receivable increased from 2001 to 2002 as revenue increased over the same period.

         Net cash used in investing activities totaled approximately $2.2 million for 2003, and consisted of approximately $3.3 million in capital expenditures for equipment, furniture and fixtures and a note receivable from Espotting of $2.1 million (including accrued interest receivable), partially offset by proceeds from the sale of short-term investments of approximately $3.2 million. On June 17, 2003, we loaned Espotting $2.0 million in exchange for a promissory note. The loan to Espotting bears interest at 5% and must be paid in full at closing or upon termination of the merger agreement, whichever occurs first. If the merger is consummated, the loan shall be repaid by reducing the cash obligation payable by us to Espotting on the closing date.

         Net cash used in investing activities totaled approximately $5.3 million for 2002, and consisted of the net purchase of approximately $2.2 million in short-term highly liquid investments, and approximately $3.1 million in capital expenditures for equipment, furniture and fixtures.

         Net cash provided by financing activities totaled approximately $28.0 million for 2003. In July 2003 we completed a private placement of our common stock with accredited investors. We issued one million shares of our common stock and received net proceeds of approximately $20.0 million. Additionally, we received approximately $8.0 million from the exercise of stock options and warrants for the period ending December 31, 2003.

         Net cash provided by financing activities totaled approximately $6.1 million for the year ended December 31, 2002. In December 2002 we completed a private placement of our common stock with accredited investors. We issued one million shares of our common stock and received net proceeds of approximately $5.2 million. Additionally, we received approximately $867,000 from the exercise of stock options and warrants for the period ending December 31, 2002.

         Our principal sources of liquidity consisted of approximately $59.2 million of cash and cash equivalents as of December 31, 2003. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure, and personnel.

         We are engaged in patent litigation with one of our largest performance-based advertising competitors, Overture Services, Inc. We believe that the litigation will not be resolved over the next 12 months, and will require a run-rate of approximately $1.0 million per annum in legal expenses until it is resolved. Our patent litigation with Overture Services may be time-consuming, expensive and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid for position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently, or at all.

         On June 17, 2003, we entered into an agreement to merge with Espotting Media Inc., a leading provider of performance based Internet marketing services in Europe. On February 9, 2004 we announced the signing of an amended merger agreement. Under the amended terms of the Espotting transaction, Espotting's stockholders will receive approximately 7.0 million shares of our common stock and approximately $20 million in cash, subject to adjustment. Additionally, the agreement calls for us to issue options and warrants to purchase approximately 800,000 shares of our common stock to Espotting's employees and affiliates. Closing of the transaction is conditioned upon regulatory filings and approvals and shareholder approvals by both companies, the absence of a material adverse change in each company's respective business, the meeting of certain requirements before and until the closing date and other closing conditions. As a result, the merger may be consummated on significantly different terms or not at all. Assuming the fulfillment of these conditions and the receipt of all approvals, the companies would expect to close the merger in the third quarter of 2004.

         We currently anticipate that our cash and cash equivalents as of December 31, 2003, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital, acquisitions and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity depending upon results of operations, market conditions or unforeseen opportunities. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain a bank line of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

CONTRACTUAL OBLIGATIONS

         Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. None of these agreements have minimum payment amounts.

         We have significant contractual obligations regarding future minimum payments under non-cancelable operating leases which consisted of the following at December 31, 2003 (in thousands):

                    2004                             $   807
                    2005                                 786
                    2006                                 783
                    2007                                 805
                    2008                                 782
                    Thereafter                         3,200
                                                     -------
                                                     $ 7,163
                                                     =======

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

         This Management's Discussion and Analysis of Financial Condition and Plan of Operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts and valuation allowance for deferred income tax assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

         Revenue

         We derive revenue primarily from the following sources: through click-throughs on keyword ads on the FindWhat.com Network, and from management fees generated from click-throughs from our private label agreements. Revenue from click-throughs is recognized when generated. Management fees are recognized as the service is rendered. Deferred revenue represents advertiser prepayment deposits.

         We have entered into agreements with various websites to display FindWhat.com Network keyword-targeted ads. We pay a fee to the websites that list our results for each click-through on a FindWhat.com Network advertiser listing. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the revenues related to these click-throughs on keyword ads are reported gross of the fees paid in the Consolidated Financial Statements, as we are the primary obligor and are responsible for the fulfillment of the services.

         On our private label agreement we recognize revenue in accordance with the contractual revenue share described in the agreement as the services are rendered. Following the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," we recognize private label revenues at net.

         Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $223,000 at December 31, 2003. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a monthly basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off against the allowance. If our billable advertisers were to contest amounts legitimately owed to us, or if their ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

         Note receivable

         We advanced $2 million of cash to Espotting in June 2003, in the form of a unsecured promissory note bearing interest at 5% per annum. We evaluate the collectibility of this note and related interest receivable, at the end of each reporting period, or sooner if information comes to our attention. On February 9, 2004, we amended the maturity date of the note to require that the monies be repaid to us on the earlier of three dates: the day we consummate the merger, the day we terminate the proposed merger or July 31, 2004. We believe that the monies are collectible either by a reduction of the cash proceeds we will pay to Espotting, or we will be able to collect from Espotting's funds on hand, based on our knowledge of their financial condition. If the merger is not consummated and Espotting's financial condition deteriorates, or they are unwilling to pay us, we may incur a loss of all or a portion of this receivable.

         Deferred Costs

         We defer acquisition-related costs related to acquisitions and mergers which we are seriously pursuing. At December 31, 2003, we had deferred $2.4 million of such costs. If we consummate the acquisitions, then the costs will become part of the purchase price. If we terminate our efforts with respect to a particular transaction or believe that the deal will not be consummated for other reasons, then the costs would be immediately expensed. As we pursue a target, we are continually evaluating the future prospects, opportunities and risks, the price to be paid and the seller's willingness to continue in negotiations leading to consummation. Similarly, we evaluate these matters surrounding each individual acquisition target, in determining whether these deferred costs should continue to be deferred, or whether they should be expensed. If the acquisition or merger is not consummated, we will recognize a charge in our statement of operations for all of the associated costs.

         Income Taxes

         Deferred income taxes are recognized for temporary differences between financial statement and income tax basis of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. This requires us to make estimates of our future taxable results.

         As of December 31, 2003, we had a net deferred tax liability of approximately $420,000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management's intent, belief and expectations, such as statements concerning our future profitability, our operating and growth strategy, liquidity and expenses. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption "Business -- Business Risks" included elsewhere in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our business and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-K are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The Company's exposure to market rate risk for changes in interest rates relates primarily to the Company's short-term investment portfolio and issuance of debt. The Company does not use derivative financial instruments in its investment portfolio. The Company has a prescribed methodology whereby it invests its excess cash in debt instruments of government agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

Grant Thornton LLP served as the independent auditors for FindWhat.com for the 2002 fiscal year and throughout the periods covered by our financial statements included in our annual report filed on Form 10-KSB/A on April 30, 2003.

On March 10, 2003, our audit committee engaged Ernst & Young LLP as its independent auditors for fiscal year 2003. Our audit committee dismissed Grant Thornton LLP as its independent auditors effective March 17, 2003.

The reports of Grant Thornton LLP on the 2002 and 2001 financial statements contained no adverse opinion, disclaimer of opinion or modification of the opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to dismiss Grant Thornton LLP was ratified by our Audit Committee and approved by our Board of Directors.

During our fiscal years ended December 31, 2002 and 2001, and for the interim period beginning January 1, 2003 and ending March 17, 2003, there were no disagreements with Grant Thornton LLP on any matter of accounting principles practices, financial statement disclosure, or auditing scope or procedure and there were no reportable events as listed in Item 304(a)(1)(v) of Regulation S-K.

Grant Thornton LLP furnished us with a letter addressed to the SEC stating that it agrees with the above statements.

During the two most recent fiscal years prior to our engagement of Ernst & Young LLP and through March 18, 2003, we did not consult with Ernst & Young LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us by Ernst & Young LLP as it relates to an accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are adequately designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms. During the period covered by this Annual Report on Form 10-K, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2004 Annual Meeting of Stockholders pursuant to Regulation 14A.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

     (1) The following financial statements are included in this report under
         Item 8:

         Consolidated Balance Sheets as of December 31, 2003 and 2002.

         Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001.

         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

         Notes to the Consolidated Financial Statements.

         Report of Independent Certified Public Accountants - Ernst & Young LLP

         Report of Independent Certified Public Accountants - Grant Thornton LLP

     (2) Exhibits: Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set for therein is not applicable as is shown in the accompanying Financial Statements or notes thereto).

         Schedule II - Valuation and Qualifying Accounts

         Exhibits

THE FOLLOWING EXHIBITS ARE FILED AS PART OF AND INCORPORATED BY REFERENCE INTO THIS REPORT:

Number            Exhibit

2.1### Amended and Restated Agreement and Plan of Merger among FindWhat.com, Who Merger Corp. and Espotting Media Inc., dated February 9, 2004.

2.2*** Agreement and Plan of Merger among FindWhat.com, Close Reach Merger Corp. and Miva Corporation dated September 2, 2003.

3.1*              Articles of Incorporation of FindWhat.com (f/k/a Collectibles
                  America, Inc.).

3.2**             Amendment and Restated By-laws of FindWhat.com.

3.3               Audit Committee Charter.

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

10.7##/+          Executive Employment Agreement between FindWhat.com and Dave
                  Rae.

10.8              [Reserved.]

10.9## Colonial Bank Plaza office building lease dated January 31, 2002, as amended.

10.10#/+          Executive Employment Agreement between FindWhat.com and
                  Anthony Garcia.

10.11+            Executive Employment Agreement between FindWhat.com and Brenda
                  Agius.

14.1              Code of Ethics

14.2              Code of Conduct

16.1####          Letter regarding change in certifying accountant

21.1              List of Subsidiaries

23.1              Consent of Grant Thornton LLP

23.2              Consent of Ernst & Young LLP

24.1              Powers of Attorney

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

***Incorporated by reference to the exhibit previously filed on January 6, 2004, with FindWhat.com's Form 8-K.

**** Incorporated by reference to the exhibit previously filed August 1, 2002, with FindWhat.com's Form S-8.

***** Incorporated by reference to the extent previously filed on April 2, 2001 with FindWhat.com's Form 10-KSB for the year ended December 31, 2000

# Incorporated by reference to the exhibit previously filed on May 15, 2001 with FindWhat.com's Form 10-QSB for the fiscal year ended March 31, 2001.

## Incorporated by reference to the exhibit previously filed on November 6, 2002 with FindWhat.com's Form 10-QSB for the fiscal year ended September 30, 2002.

### Incorporated by reference to the exhibit previously filed on February 10, 2004 with FindWhat.com's Form 8-K.

#### Incorporated by reference to the exhibit previously filed on March 25, 2003 with FindWhat.com's Form 8-K/A.

+ Management compensatory contract or plan.

(b) Reports on Form 8-K

Report dated December 24, 2003, updating status of the Company's merger agreement with Espotting Media Inc.

Report dated December 11, 2003, regarding the Company's financial estimates.

Report dated December 2, 2003, regarding a strategic relationship with Verizon Information Services.

Report dated October 29, 2003, regarding the Company's 2003 annual meeting of stockholders.

Report dated October 27, 2003, regarding an amendment to the Company's merger agreement with Espotting Media Inc.

Report dated October 20, 2003, regarding third quarter financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FINDWHAT.COM

Date:  March 5, 2004               By: /s/ Phillip R. Thune
       -------                        ------------------------------------------
                                      Phillip R. Thune, Chief Operating Officer,
                                      Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March 2004.

            Signature                            Title

      *Craig A. Pisaris-Henderson       Chairman, Chief Executive Officer,
-----------------------------------     President and Director
      Craig A. Pisaris-Henderson

   /s/ Phillip R. Thune                 Chief Operating Officer, Chief Financial
-----------------------------------     Officer, Treasurer
      Phillip R. Thune                  (principal financial officer),
                                        and Director

     *Brenda Agius                      Vice President - Finance (principal
-----------------------------------     accounting officer)
      Brenda Agius

      *Kenneth E. Christensen           Director
-----------------------------------
      Kenneth E. Christensen

      *Frederick E. Guest               Director
-----------------------------------
      Frederick E. Guest

      *David Londoner                   Director
-----------------------------------
      David Londoner

      *Dan Brewster                     Director
-----------------------------------
      Dan Brewster

      *Jerry Della Femina               Director
-----------------------------------
      Jerry Della Femina

      *Lee S. Simonson                  Director
-----------------------------------
      Lee S. Simonson

*By: /s/ Phillip R. Thune
    --------------------------------------
      Phillip R. Thune, Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  Page

Report of Ernst & Young LLP                                        F-2

Report of Grant Thornton LLP                                       F-3

Consolidated Balance Sheets                                        F-4

Consolidated Statements of Operations                              F-5

Consolidated Statement of Stockholders' Equity                     F-6

Consolidated Statements of Cash Flows                              F-7

Notes to Consolidated Financial Statements                         F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Findwhat.com

We have audited the accompanying consolidated balance sheet of Findwhat.com as of December 31, 2003, and the related statement of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2003 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FindWhat.com at December 31, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2003, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ Ernst & Young LLP

Tampa, Florida
February 9, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
FindWhat.com

We have audited the accompanying consolidated balance sheet of FindWhat.com and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FindWhat.com and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP


Tampa, Florida
January 30, 2003

                                  FINDWHAT.COM
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                        DECEMBER 31,   DECEMBER 31,
                                                                            2003           2002
                                                                        ------------   ------------
                            ASSETS

CURRENT ASSETS
      Cash and cash equivalents                                           $ 59,210       $ 17,982
      Short-term investments                                                    --          3,157
      Accounts receivable, less allowance for doubtful accounts of
          $223 and $95 at December 31, 2003 and 2002, respectively           5,051          1,920
      Deferred tax asset                                                       180            446
      Note receivable                                                        2,054             --
      Prepaid expenses and other current assets                              3,312            519
                                                                          --------       --------
          Total current assets                                              69,807         24,024

EQUIPMENT AND FURNITURE - NET                                                4,695          3,121

OTHER ASSETS                                                                   156            167
                                                                          --------       --------
          Total assets                                                    $ 74,658       $ 27,312
                                                                          ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                               $  7,770       $  3,809
      Deferred revenue                                                       1,866          1,243
      Other current liabilities                                                 --             84
                                                                          --------       --------
          Total current liabilities                                          9,636          5,136

DEFERRED TAX LIABILITIES                                                       600             --

OTHER LIABILITIES                                                              115              8
                                                                          --------       --------
      Total liabilities                                                     10,351          5,144
                                                                          --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value; authorized,
          500 shares; none issued and outstanding                               --             --
      Common stock, $.001 par value; authorized, 50,000 shares;
          issued 21,428 and 18,177, respectively; outstanding 21,421
          and 18,170, respectively                                              21             18
      Additional paid-in capital                                            52,884         22,506
      Treasury stock; 7 shares, at cost                                        (82)           (82)
      Accumulated earnings (deficit)                                        11,484           (274)
                                                                          --------       --------
          Total stockholders' equity                                        64,307         22,168
                                                                          --------       --------
          Total liabilities and stockholders' equity                      $ 74,658       $ 27,312
                                                                          ========       ========


        The accompanying notes are an integral part of these statements.

                                  FINDWHAT.COM
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                       2003          2002          2001
                                                     --------      --------      --------
Revenues                                             $ 72,221      $ 42,805      $ 20,412
                                                     --------      --------      --------

Operating expenses
      Search serving                                    2,802         1,925         1,459
      Marketing, sales and service                     40,963        23,597        14,130
      General and administrative                        8,604         5,797         3,936
      Product development                               1,520           589           289
      Loss on sale of advertising contract                 --            --           996
                                                     --------      --------      --------

Total operating expenses                               53,889        31,908        20,810
                                                     --------      --------      --------

Income (loss) from operations                          18,332        10,897          (398)
Interest income, net                                      532           210            51
                                                     --------      --------      --------

Income (loss) before provision for income taxes        18,864        11,107          (347)

Income tax expense                                      7,106           371            --
                                                     --------      --------      --------
Net income (loss)                                    $ 11,758      $ 10,736      $   (347)
                                                     ========      ========      ========
Net income (loss) per share
         Basic                                       $   0.59      $   0.63      $  (0.02)
                                                     ========      ========      ========
         Diluted                                     $   0.53      $   0.56      $  (0.02)
                                                     ========      ========      ========

Weighted-average number of common
      shares outstanding

         Basic                                         19,867        17,021        16,183
                                                     ========      ========      ========
         Diluted                                       22,076        19,130        16,183
                                                     ========      ========      ========


        The accompanying notes are an integral part of these statements.

                                  FINDWHAT.COM
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                                ACCUMU-
                                 PREFERRED STOCK   COMMON STOCK   ADDITIONAL      STOCK     DEFERRED             LATED
                                 ---------------  ---------------  PAID-IN    SUBSCRIPTION  SERVICE   TREASURY  EARNINGS
                                 SHARES  AMOUNT   SHARES   AMOUNT  CAPITAL     RECEIVABLE    COST      STOCK    (DEFICIT)   TOTAL
                                 ------- -------  ------- ------- ---------- ------------- --------   --------- ---------  --------
Balance as of January 1, 2001       --   $  --     15,099  $ 15   $ 13,511   $ (1,251)     $ (741)     $  (82)  $(10,663)  $    789
Issuance of common stock and
   warrants in connection with
   private placement net            --      --      1,350     1      1,349         --          --          --         --      1,350
Issuance of common stock in
   connection with exercises
   of stock options and warrants    --      --        190     1        511         --          --          --         --        512
Sale of advertising agreement
   and settlement of stock
   subscription receivable          --      --         --    --        173      1,251         594          --         --      2,018
Issuance of warrants in
   connection with metasearch
   services                         --      --         --    --        495         --         147          --         --        642
Issuance of stock and warrants
   for consulting services          --      --         13    --        133         --        (122)         --         --         11
Amortization of service costs on
   warrants issued                  --      --         --    --         --         --         107          --         --        107
Net Loss                            --      --         --    --         --         --          --          --       (347)      (347)
                                  ----   -----   --------  ----   --------    -------      ------      ------   --------   --------
Balance at December 31, 2001        --      --     16,652    17     16,172         --         (15)        (82)   (11,010)     5,082
Issuance of common stock and
   warrants in connection with
   private placement, net           --      --      1,000     1      5,214         --          --          --         --      5,215
Issuance of common stock in
   connection with exercises of
   stock options and warrants       --      --        525    --        867         --          --          --         --        867
Tax benefit of exercise of
   non-qualified stock options      --      --         --    --        253         --          --          --         --        253
Amortization of service costs on
   warrants issued                  --      --         --    --         --         --          15          --         --         15
 Net Income                                 --         --    --         --         --          --          --     10,736     10,736
                                  ----   -----   --------  ----   --------    -------      ------      ------   --------   --------
Balance at December 31, 2002        --      --     18,177    18     22,506         --          --         (82)      (274)    22,168
Issuance of common stock
   in connection with
   private placement, net           --      --      1,000     1     19,980         --          --          --         --     19,981
Issuance of common stock in
   connection with exercises of
   stock options and warrants       --      --      2,251     2      7,973         --          --          --         --      7,975
Tax benefit of exercise of
   non-qualified stock options      --      --         --    --      2,425         --          --          --         --      2,425
Net Income                          --      --         --    --         --         --          --          --     11,758     11,758
                                  ----   -----   --------  ----   --------    -------      ------      ------   --------   --------
Balance at December 31, 2003        --   $  --     21,428  $ 21   $ 52,884    $    --      $   --      $  (82)  $ 11,484   $ 64,307
                                  ====   =====   ========  ====   ========    =======      ======      ======   ========   ========


        The accompanying notes are an integral part of these statements.

                                  FINDWHAT.COM
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                         2003           2002           2001
                                                                       --------       --------       --------
Cash Flows from Operating Activities
   Net income (loss)                                                   $ 11,758       $ 10,736       $   (347)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
       Provision for doubtful accounts                                      262            126             46
       Depreciation and amortization                                      1,755            888            481
       Equity based compensation                                             --             15          1,531
       Tax benefit of stock option exercises                              2,425            253             --
       Loss on sale of advertising contract                                  --             --            996
       Deferred income tax expense (benefit)                                890           (470)            --
       Loss on sale of assets                                                11
       Changes in operating assets and liabilities
         Accounts receivable                                             (3,393)        (1,259)          (415)
         Prepaid expenses and other current assets                       (2,035)          (394)          (117)
         Other assets                                                       (13)           (92)           (29)
         Deferred revenue                                                   623            736            417
         Accounts payable, accrued expenses and other liabilities         3,226          1,176          1,546
                                                                       --------       --------       --------
   Net Cash Provided by Operating Activities                             15,509         11,715          4,109
                                                                       --------       --------       --------

Cash Flows from Investing Activities
   Advances under note receivable                                        (2,054)            --             --
   Proceeds from the sale of assets                                           8             --             --
   Purchase of short-term investments                                        --        (26,981)        (1,000)
   Proceeds from short-term investments                                   3,157         24,824             --
   Purchase of equipment and furniture                                   (3,344)        (3,145)          (506)
                                                                       --------       --------       --------
   Net Cash Used in Investing Activities                                 (2,233)        (5,302)        (1,506)
                                                                       --------       --------       --------

 Cash Flows from Financing Activities
   Net proceeds from private placements of common stock                  19,981          5,215          1,350
   Proceeds from sale of advertising contract                                --             --            250
   Payments made on capital leases                                           (4)           (11)           (32)
   Proceeds received from exercise of stock options and warrants          7,975            867            512
                                                                       --------       --------       --------
   Net Cash Provided by Financing Activities                             27,952          6,071          2,080
                                                                       --------       --------       --------
Increase in Cash and Cash Equivalents                                    41,228         12,484          4,683

Cash and Cash Equivalents, Beginning of Year                             17,982          5,498            815
                                                                       --------       --------       --------
Cash and Cash Equivalents at End of Year                               $ 59,210       $ 17,982       $  5,498
                                                                       ========       ========       ========
Interest Paid                                                          $      3       $      8       $      8
                                                                       ========       ========       ========
Income Taxes Paid                                                      $  4,193       $    935       $     --
                                                                       ========       ========       ========


        The accompanying notes are an integral part of these statements.

                                  FINDWHAT.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS

         FindWhat.com was organized under the laws of the State of Nevada. FindWhat.com and its subsidiary, who are collectively referred to as the Company, are developers and providers of performance-based marketing services for the Internet. In 2003, FindWhat.com offered two primary proprietary performance-based services: the FindWhat.com Network, a keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day based on a bid-for-position, pay-per-click pricing model; and a private label service, which offers large portals, search engines and high traffic websites the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using FindWhat.com's turn-key operation. As of December 31, 2003, the Company operated principally in the U.S.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.  Basis of Presentation

         The consolidated financial statements include the accounts and operations of FindWhat.com and its wholly-owned subsidiary, BeFirst Internet Corporation. Intercompany accounts and transactions have been eliminated in consolidation.

     2.  Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with original maturities of three months or less. At December 31, 2003 and 2002, the Company had cash and cash equivalents of approximately $59.2 million and $18.0 million, respectively.

     3.  Short-term Investments

         The Company's short-term investments as of December 31, 2002 were $3.2 million and consisted of investments in a fixed rate guaranteed annuity contract with an insurance company. The Company classifies this investment as available for sale. Due to the high liquidity of this instrument, the fair value approximated its carrying value. The instrument was not covered by any depository insurance.

     4.  Accounts Receivable

         Accounts receivable are recorded at face value, less an allowance for doubtful accounts. We do not require collateral. Most advertisers are required to prepay. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a monthly basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off against the allowance.

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

     6.  Capitalized Software

         Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful lives.

     7.  Revenues

         Revenues are generated primarily through click-throughs on our managed advertisers' paid listings (ad). When an Internet user clicks on a sponsored advertisement in the FindWhat.com Network, revenues are recognized in the amount of the advertiser's bid price. Revenues are also generated from the Company's private label service and are recognized in accordance with the contractual revenue share payment agreement as the services are rendered. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company records FindWhat.com Network click-through revenues gross and private label revenues net.

     8.  Deferred Revenue

         Deferred revenue represents advance deposits made by the Company's advertisers for future click-throughs for keyword advertisements on the FindWhat.com Network.

     9.  Use of Estimates

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

     10. Fair Value of Financial Instruments

         At December 31, 2003 and 2002, the Company's financial instruments included cash, cash equivalents, short-term investments, accounts receivable, note receivable and accounts payable.

         At December 31, 2003 and 2002, the fair values of these financial instruments approximated carrying values because of the short-term nature of these instruments.

     11. Accounting for Stock-Based Compensation

         We account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees." We account for stock-based compensation to non-employees using the fair value method set forth in SFAS 123, and related interpretations.

         The following table summarizes our pro forma results as if we had recorded stock-based compensation expense for the years ended December 31, 2003, 2002 and 2001, using the fair value method of SFAS 123, as amended by SFAS 148:


                                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                                       2003          2002          2001
                                                                     --------      --------      --------
         Net income (loss), as reported                              $ 11,758      $ 10,736      $   (347)
         Deduct: Total stock-based employee compensation
               expense determined under fair value based method
               for all awards, net of related tax effects              (2,618)       (1,846)       (1,074)
                                                                     --------      --------      --------
         Pro forma net income (loss)                                 $  9,140      $  8,890      $ (1,421)
                                                                     ========      ========      ========

         Earnings per share:
               Basic - as reported                                   $   0.59      $   0.63      $   0.02
                                                                     ========      ========      ========
               Basic - pro forma                                     $   0.46      $   0.52      $   0.09
                                                                     ========      ========      ========
               Diluted - as reported                                 $   0.53      $   0.56      $   0.02
                                                                     ========      ========      ========
               Diluted - pro forma                                   $   0.41      $   0.46      $   0.09
                                                                     ========      ========      ========

     12. Advertising Costs

         Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2003, 2002 and 2001, were approximately $21,000, $24,000 and $1.9 million respectively.

     13. Income Taxes

         Income taxes are recognized using the liability method of accounting.

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

     14. Impairment of Long Lived Assets

         Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. No impairment losses have been recognized as of December 31, 2003.

     15. Recently Issued Accounting Standards

         The Financial Accounting Standards Board Interpretation, or FIN, No. 46, "Consolidation of Variable Interest Entities," is effective immediately for all enterprises with variable interests in variable interest entities acquired subsequent to February 1, 2003. The provisions of FIN 46 must be applied by March 31, 2004. If an entity is determined to be a variable interest entity, it must be consolidated by the enterprise that absorbs the majority of the entity's expected losses if they occur, receives a majority of the entity's expected residual returns if they occur, or both. Where it is reasonably possible that the company will consolidate or disclose information about a variable interest entity, the company must disclose the company's maximum exposure to loss as a result of its involvement with the variable interest entity in all financial statements issued after March 15, 2004. We do not believe that FIN 46 has an impact on our financial statements currently. However, if the Company enters into certain types of transactions in the future, including special purpose entities, then consolidation of that entity's financial statements with the Company might be required.

     16. Reclassification

         Certain previously reported 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

NOTE C - EQUIPMENT AND FURNITURE

         Equipment and furniture at December 31, consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                               2003      2002
                                                             -------    -------
         Computer equipment                                  $ 6,439    $ 4,162
         Furniture                                             1,325        536
         Leased assets                                            73         73
         Leasehold improvements                                   65         62
         Capitalized software                                    209         --
                                                             -------    -------
                                                               8,111      4,833
         Less accumulated depreciation and amortization       (3,416)    (1,712)
                                                             -------    -------
                                                             $ 4,695    $ 3,121
                                                             =======    =======

         Included in accumulated depreciation is $73,000 and $70,000 relating to accumulated depreciation on equipment under capitalized lease obligations as of December 31, 2003 and 2002, respectively.

         Depreciation, excluding amortization, expense was $1,751,000, $852,000 and $481,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE D - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, consisted of the following (in thousands):

                                                 DECEMBER 31,
                                               2003        2002
                                              ------      ------
         Accounts payable                     $1,783      $  394
         Revenue-sharing agreements            3,494       2,480
         Consultant settlement agreement          --          --
         Accrued compensation                  2,310         865
         Professional fees                       183          70
                                              ------      ------
                                              $7,770      $3,809
                                              ======      ======

NOTE E - RELATED PARTY TRANSACTIONS

         Through February 2003, some of the Company's sales and general and administrative activities were conducted out of the Manhattan offices of WPI Advertising, a business owned and operated by Robert D. Brahms, the Company's former vice chairman and a former director. From the Company's inception through February 2003, the Company paid WPI for office space and support services. These expenses for the years ended December 31, 2003, 2002 and December 31, 2001 were approximately $16,000, $106,000 and $200,000, respectively.

         The Company utilizes Porter, Wright, Morris & Arthur LLP to provide various legal services. For the years ending December 31, 2003, 2002 and 2001, the Company incurred legal fees from Porter, Wright, Morris & Arthur LLP for services rendered of approximately $1,395,000, $445,000 and $298,000, respectively. John Pisaris, who joined the Company in January 2004 as a Vice President of the Company is the brother of the Company's Chairman, Chief Executive Officer and President, Craig Pisaris-Henderson. John Pisaris was a partner at Porter, Wright, Morris & Arthur LLP during 2003, 2002 and 2001. In September 2003, the Company transitioned its primary corporate counsel from Porter, Wright, Morris & Arthur LLP to another firm.

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

NOTE F - COMMITMENTS

     1.  Operating Leases

         As of December 31, 2003, the Company leases office space in Florida, California and New York under the terms of operating leases that expire November 30, 2012, April 30, 2005 and April 1, 2008, respectively. The leases contain provisions requiring the Company to pay their pro rata share of operating expenses. These amounts have been included in the lease commitments shown below.

         Future minimum payments under non-cancelable operating leases consisted of the following at December 31, 2003 (in thousands):

                        2004                             $   807
                        2005                                 786
                        2006                                 783
                        2007                                 805
                        2008                                 782
                        Thereafter                         3,200
                                                         -------
                                                         $ 7,163
                                                         =======

         For the years ended December 31, 2003, 2002 and 2001, the Company recorded approximately $878,000, $268,000 and $146,000, respectively, as rent expense under its leasing arrangements.

     2.  Employment Agreements

         The Company has issued employment agreements to key executives containing various terms and conditions. In accordance with certain limitations, the employment agreements contain minimum salary requirements, accelerated option vesting terms and severance pay packages.

     3.  Indemnifications

         The Company may indemnify officers and/or directors against all costs, expenses, and liabilities incurred in a threatened, pending, or completed action, suit or proceeding brought because such individual has acted in the capacity of director and/or officer of the Company. The officer and/or director must have conducted him or herself in good faith, and reasonably believed that his or her conduct was in, or not opposed to, the Company's best interests. In a criminal action he or she must not have had a reasonable cause to believe his or her conduct was unlawful. Costs not covered by the Company's directors and officers liability insurance will be covered by the Company. This indemnification is ongoing and does not include a limit on the maximum potential future payments; nor are there any recourse provisions or collateral that may offset the cost. As of December 31, 2003, the Company does not believe it has incurred any losses for any obligations arising as a result of these indemnifications and therefore, has not recorded a liability.

NOTE G - CONCENTRATIONS

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and short-term investments. The Company places its cash and cash equivalents with high quality credit financial institutions. In general, such instruments exceeded the FDIC insurance limit of $100,000.

         During the years ending December 31, 2003, 2002 and 2001, no advertiser represented more than 10% of the Company's total revenue. The Company purchases Internet traffic from distribution partners. Expressed as a percentage of revenue for the year ending December 31, 2003, Internet traffic purchases from one distribution partner represented over 10% of total revenue, for the year ending December 31, 2002, Internet traffic purchases from two distribution partners each represented over 10% of total revenue, and in the year ending December 31, 2001, Internet traffic purchases from one distribution partner represented over 10% of total revenue. However, none of these distribution partners represented more than 15% of total revenue during the three-year period ended December 31, 2003.

NOTE H - EQUITY TRANSACTIONS

     1.  Beasley Transaction

         In January 2000, the Company entered into a common stock purchase agreement with Beasley Internet Ventures LLC ("Beasley"), whereby the Company issued 600,000 shares of common stock at $5.00 per share to Beasley in exchange for a note receivable of $3 million. Concurrently, the Company entered into an advertising agreement with Beasley for $3 million of advertising services to be provided over a two-year period. Beasley had the right to offset payment obligations on the note receivable owed to the Company by providing advertising services pursuant to the advertising agreement. Since the value of the stock on the date the agreements were consummated was $7.375 per share, an additional deferred service cost of $1,425,000 was recognized and was to be expensed over the contract period. During the year ended December 31, 2000, the Company received $1,748,702 of advertising, which reduced the note receivable. The remaining balance on the note receivable at December 31, 2000 of $1,251,298 was reflected as a stock subscription receivable in stockholders' equity. During the year ended December 31, 2000, the Company expensed approximately $831,000 of the deferred service cost related to the Beasley agreement.

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

     2.  Go2Net Transaction

         In March 2000, the Company entered into a one-year agreement with Go2Net, Inc. ("Go2Net"), whereby Go2Net provided the Company with metasearch services, allowing the Company to have its search results incorporated with Go2Net's. In exchange for these services, Go2Net received warrants to purchase 725,000 shares of the Company's common stock at $5.50 per share. Pursuant to the agreement, as the Company issued any additional shares of common stock, non-plan options or warrants at an exercise price less than the exercise price of $5.50, then in each case, the exercise price was lowered to an amount determined as per the agreement and Go2Net was entitled to receive an additional number of shares calculated as per the agreement. The value of the warrants was re-measured at each reporting date until the services were completed. These warrants were valued at approximately $587,000 based on the market price as of December 31, 2000, and, accordingly, approximately $440,000 was charged to operations and reflected in sales and marketing expense for the year ended December 31, 2000. As of December 31, 2000, based on adjustments made pursuant to the agreement, the total number of shares purchasable under warrants outstanding were 803,936, with an exercise price of $4.96 per share.

         In March 2001, the Company amended the agreement and fixed the number of shares purchasable under warrants outstanding to 801,839 at an exercise price of $4.97 per share. In 2001, the Company recorded an expense of approximately $643,000 pursuant to this agreement.

     3.  Other Transactions

         In February 2001, the Company issued a warrant to purchase 125,000 shares of common stock at $1.00 per share for consulting services. The fair market value of the warrant determined using an option pricing model was $122,500 and the expense was amortized over one year, the term of the consulting agreement. As of December 31, 2001, approximately $15,000 was shown as deferred service cost in stockholders' equity. The remaining deferred service costs at December 31, 2001 were fully amortized during the year ended December 31, 2002.

NOTE I - STOCK INCENTIVE PLAN

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

         On December 15, 2003, the Company's shareholders approved an amendment increasing the number of shares available for issuance under the Company's 1999 Stock Incentive Plan from 4,200,000 to 6,200,000. As of December 31, 2003, 1,877,000 shares remained available for future grants under this plan.

         During the years ended December 31, 2003, 2002 and 2001, the Company granted options to employees and directors totaling approximately 726,000, 861,000 and 1,414,000, respectively, and granted no options to non-employees. The options issued to employees in 2003, 2002 and 2001 vest in a range of immediate vesting up to four years vesting and expire in ten years.

         The fair value of the Company's stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                       FOR THE YEAR ENDED DECEMBER 31,
                                    2003               2002             2001
                                 ----------        -----------       ----------
         Volatility                   63.1%             85.2%            138.0%
         Risk-free rate                4.0%              4.2%              5.6%
         Expected life           10.0 Years         8.8 Years        10.0 Years
         Expected dividends           --                --                --

         The weighted-average fair value of Plan options granted during the years ended December 31, 2003, 2002 and 2001 was $13.36, $3.31 and
         $1.53, respectively, and the weighted-average exercise price was $13.61, $3.96 and $1.58, respectively.

         Stock option activity under the Plan during the years ended December 31, 2003, 2002 and 2001 is summarized below (in thousands, except per share amounts):

                                                             WEIGHTED-
                                                              AVERAGE
                                                             EXERCISE
                                             OPTIONS          PRICE
                                             -------         ---------
         Balance, December 31, 2000           1,494           $ 2.63
         Granted                              1,414             1.58
         Exercised                              (38)            2.39
         Canceled                               (48)            2.77
                                             ------           ------

         Balance, December 31, 2001           2,822             2.11
         Granted                                861             3.96
         Exercised                             (154)            1.79
         Canceled                               (85)            3.22
                                             ------           ------

         Balance, December 31, 2002           3,444             2.55
         Granted                                726            13.61
         Exercised                             (313)            2.95
         Canceled                               (50)            6.43
                                             ------           ------

         Balance, December 31, 2003           3,807           $ 4.57
                                             ======           ======

         The following table summarizes information as of December 31, 2003 concerning outstanding and exercisable stock options under the Plan (in thousands, except per share amounts):


                                            WEIGHTED-
                                            AVERAGE       WEIGHTED-                  WEIGHTED-
           RANGE                           REMAINING       AVERAGE                   AVERAGE
        OF EXERCISE            NUMBER     CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
           PRICES           OUTSTANDING   LIFE (YEARS)     PRICE      EXERCISABLE     PRICE
        --------------      -----------   ------------    ---------   -----------    ----------
        $1.00-$3.00            2,085          5.8          $ 1.57        1,732         $1.57
        $3.01-$6.00              963          7.9            4.28          409          4.74
        $6.01-$14.00             542          9.0           11.07           34          7.11
        $14.01-$27.72            217          9.8           18.49           --            --
                               -----          ---          ------        -----         -----
         Total                 3,807          7.0          $ 4.57        2,175         $2.25
                               =====          ===          ======        =====         =====

NOTE J - PER SHARE DATA

         For the year ended December 31, 2003 there were 34,000 outstanding options and warrants at a price range of $15.33-$27.72, which were excluded from the dilutive earnings per share calculation because the effect would be anti-dilutive. For the year ended December 31, 2002 there were 1.3 million outstanding options and warrants at a price range of $4.65-$12.00, which were excluded from the dilutive earnings per share calculation because the effect would be anti-dilutive. All of the Company's options and warrants were considered anti-dilutive for the year ending December 31, 2001 due to the Company's net loss for the period.

         The following is a reconciliation of the number of shares used in the basic and diluted computation of income (loss) per share (in thousands):

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                     2003     2002      2001
                                                    ------   ------    ------
         Weighted-average number of common
               shares outstanding - basic           19,867   17,021    16,183
         Dilution from stock options and warrants    2,209    2,109        --
                                                    ------   ------    ------
         Weighted-average number of common
               shares and common share equivalents
               outstanding - diluted                22,076   19,130    16,183
                                                    ======   ======    ======

                  NOTE K - WARRANTS

         At December 31, 2003, 2002 and 2001 the Company had approximately 0.3 million, 2.3 million and 2.6 million warrants outstanding, respectively, at a weighted average exercise price of $3.36, $3.59 and $3.31, respectively. The Company's warrant activity during the years ended December 31, 2003, 2002 and 2001 is summarized below (in thousands, except for per share amounts):

                                                             WEIGHTED-
                                                             AVERAGE
                                                             EXERCISE
                                            WARRANTS          PRICE
                                            --------         ---------
         Balance, December 31, 2000           2,327           $ 3.71
         Granted                                453             1.05
         Exercised                             (151)            2.78
         Canceled                                --               --
                                             ------           ------

         Balance, December 31, 2001           2,629             3.31
         Granted                                 --               --
         Exercised                             (371)            1.60
         Canceled                                --               --
                                             ------           ------

         Balance, December 31, 2002           2,258             3.59
         Granted                                 --               --
         Exercised                           (1,938)            3.64
         Canceled                               (25)            2.50
                                             ------           ------

         Balance, December 31, 2003             295           $ 3.36
                                             ======           ======

         The following table summarizes information concerning currently outstanding and exercisable warrants as of December 31, 2003 (in thousands, except per share amounts and years):


                                         WEIGHTED-
                                          AVERAGE       WEIGHTED-                   WEIGHTED-
            RANGE                        REMAINING      AVERAGE                     AVERAGE
         OF EXERCISE         NUMBER     CONTRACTUAL     EXERCISE       NUMBER       EXERCISE
            PRICES        OUTSTANDING   LIFE (YEARS)     PRICE       EXERCISABLE     PRICE
         -----------      -----------   ------------    ---------    -----------    ---------
         $0.00-$3.00          165            1.9         $  1.68         165          $ 1.68
         $3.01-$6.00          130            1.1            5.50         130            5.50
                              ---            ---           -----         ---          ------
         Total                295            1.6         $  3.36         295          $ 3.36
                              ===            ===           =====         ===          ======

NOTE L - DATABASE LICENSE

         In August 1999, the Company acquired a database license, which required minimum aggregate payments of $600,000 over the three-year life of the contract. The Company accounted for this license as an executory contract and recorded expense as the service was provided. As of December 31, 2001, payments of $340,000 under the license had been expensed, of which $260,000 had been paid. In April 2001, the Company reached an agreement to terminate this executory contract with no further payments.

NOTE M - INCOME TAXES

         Components of the Company's deferred tax asset (liability) at December 31, are as follows (in thousands):

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                 2003        2002       2001
                                               -------     -------    -------
          Stock option compensation            $    95     $   593    $   318
          Deferred service cost                     --          24         43
          Net operating loss carryforwards          --          --      3,500
          Equipment and furniture related         (600)         --         43
          Reserves and accruals                     85          36        101
                                               -------     -------    -------
                                                  (420)        653      4,005
          Valuation allowance                       --        (183)    (4,005)
                                               -------     -------    -------
          Net deferred tax asset (liability)   $  (420)    $   470    $    --
                                               =======     =======    =======

         The recognition of deferred tax assets is appropriate if realization of such assets is more likely than not. Accordingly, based on current and projected taxable income in the near future, the Company reduced its net valuation allowances by approximately $183,000, $3,822,000 and $101,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

         The income tax expense in the consolidated statements of operations consisted of the following during the years ended December 31, 2003, 2002 and 2001 (in thousands):

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             2003          2002          2001
                                           -------       -------       -------
         Current provision                 $ 6,216       $   841       $    --
                                           -------       -------       -------
         Deferred provision (benefit)
           Other deferred items              1,073         3,352           101
           Change in valuation allowance      (183)       (3,822)         (101)
                                           -------       -------       -------
                                               890          (470)           --
                                           -------       -------       -------
         Total                             $ 7,106       $   371       $    --
                                           =======       =======       =======

         The reconciliation of the Company's statutory tax rate to the effective tax rate is as follows for the year ended December 31:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                  2003       2002       2001
                                                --------   --------   ---------
        Federal tax rate                          35.0%       34.0%     34.0%
        State tax rate, net of federal benefit     3.6         3.2       3.2
        Deferred tax asset valuation allowance    (1.0)      (34.9)    (37.2)
        Other                                       --         1.0        --
                                                  ----       -----     -----
                                                  37.6%        3.3%       --%
                                                  ====       =====     =====

NOTE N - LITIGATION

         One of the Company's competitors, Overture Services, Inc., purports to be the owner of a United States patent that was issued on July 31, 2001 entitled "System and method for influencing a position on a search result list generated by a computer network search engine" (U.S. Patent No. 6,269,361, "the `361 patent"). On January 17, 2002, the Company filed a complaint to challenge the validity, enforceability, and assert non-infringement of Overture's `361 Patent in the District Court for the Southern District of New York. Subsequently, on January 25, 2002, Overture commenced litigation against the Company in the District Court for the Central District of California in Los Angeles, alleging that the Company is infringing the `361 Patent. In the litigation, the Company is seeking a declaration that the `361 Patent is invalid and unenforceable and not infringed by the Company, and Overture is seeking a permanent injunction against any act by the Company deemed by the court to infringe Overture's `361 Patent, an award of unspecified monetary damages, and attorney's fees, costs, and expenses. In an Opinion and Order dated February 13, 2003, despite finding that FindWhat.com's complaint was properly brought in New York, Judge Mukasey in the Southern District of New York ordered the action transferred to the Central District of California based largely on the convenience of the expected witnesses in this case. As a result, the Company has asserted its claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the `361 Patent in an Answer the Company filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. All claims are now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. A trial in this matter is not expected before the second half of 2004. In addition, on January 23, 2004, we were named as a third party defendant by Overture in an action between Lycos, Inc. and Overture Services, Inc., in the District Court of the District of Massachusetts. In its third party complaint, Overture alleges that we infringe U.S. Patent 6,269,361, which is the same patent that is involved in the above-referenced litigation pending in the Central District of California.

         The Company expenses all legal fees as incurred, and is a defendant in various legal proceedings from time to time, regarded as normal to its business and, in the opinion of management, the ultimate outcome of such proceedings, including the Overture matter discussed above, are not expected to have a material adverse effect on the Company's financial position or the results of its operations. As such, no accruals have been made related to the Company's legal proceedings.

NOTE O - ESPOTTING MERGER

         On June 17, 2003, the Company entered into an agreement to merge with Espotting Media Inc., a leading provider of performance-based Internet marketing services in Europe. On February 9, 2004 the Company announced the signing of an amended merger agreement. Under the amended terms of the Espotting transaction, Espotting's stockholders will receive approximately 7.0 million shares of FindWhat.com common stock and approximately $20 million in cash, subject to adjustment. Additionally, the agreement calls for the Company to issue options and warrants to purchase approximately 800,000 shares of FindWhat.com common stock to Espotting's employees and affiliates. Closing of the transaction is conditioned upon regulatory filings and approvals, shareholder approval by both companies, the absence of a material adverse change in the companies' businesses, the meeting of certain requirements before and until the closing date, and other closing conditions. As a result, the merger may be consummated on significantly different terms or not at all. Assuming the fulfillment of these conditions and the receipt of all approvals, the companies would expect to close the merger in the third quarter of 2004.

         Also on June 17, 2003, FindWhat.com loaned Espotting $2.0 million in exchange for a promissory note. The unsecured loan to Espotting bears interest at 5% and must be paid in full at closing, upon termination of the merger agreement or July 31, 2004, whichever occurs first. If the merger is consummated, the loan shall be repaid by reducing the cash obligation payable by FindWhat.com to Espotting on the closing date.

         Additionally, as of December 31, 2003, the Company had incurred and capitalized approximately $2.1 million in legal, advisory and transaction costs associated with its announced merger agreement with Espotting. Upon the successful closing of the merger, these and any additional deal costs will be considered part of the purchase price. However, if the merger agreement is terminated, these and any additional costs incurred will be written off as a one-time expense on the date of the termination.

NOTE P - OTHER SUBSEQUENT EVENTS

         On January 1, 2004, the Company completed its acquisition of Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses. Under the terms of the agreement FindWhat.com acquired all of the outstanding stock of Miva, with Miva stockholders receiving approximately $2.7 million in cash and approximately 165,000 shares of FindWhat.com common stock, while FindWhat.com assumed approximately $2.5 million in Miva liabilities.

         On February 23, 2004, we entered into an agreement to acquire Comet Systems, Inc., a leading provider of connected desktop consumer software. Under the terms of the acquisition agreement, Comet stockholders will receive approximately $8.5 million in cash, which is subject to adjustment based on the value of Comet's closing date current net assets, plus $15.0 million in our common stock, and up to an additional $10.0 million in cash based on Comet's operating performance in 2004 and 2005. Closing of the transaction is conditioned upon approval from Comet's shareholders, the absence of a material adverse change in the companies' businesses, receipt of a favorable tax opinion, and other customary closing conditions. As a result, the acquisition may not be consummated or may be consummated on significantly different terms. Assuming the fulfillment or waiver of these conditions, we expect to close the acquisition within 60 days of February 23, 2004.

NOTE Q - QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                 THREE MONTHS ENDED
                                     ------------------------------------------
                  2003               MARCH 31    JUNE 30   SEPT. 30    DEC. 31
         -------------------------   --------   --------   --------   --------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

         Statements of operations
           Revenues                  $ 15,849   $ 17,511   $ 17,841   $ 21,019
           Net income                   2,695      2,707      2,815      3,541
           Net income per share
              Basic                  $   0.15   $   0.14   $   0.14   $   0.17
              Diluted                    0.13       0.12       0.12       0.15

                  2002               MARCH 31   JUNE 30    SEPT. 30   DEC. 31
         -------------------------   --------   --------   --------   --------
         Statements of operations
           Revenues                  $  8,712   $  9,710   $ 10,985   $ 13,397
           Net income                   1,975      4,307      1,781      2,673
           Net income per share
              Basic                  $   0.12   $   0.25   $   0.10   $   0.16
              Diluted                    0.10       0.22       0.09       0.14

         The aggregate of quarterly amounts may not equal annual amounts due to rounding.

                                  FINDWHAT.COM
                        VALUATION AND QUALIFYING ACCOUNTS


                                          BALANCE AT            CHARGES TO      CHARGES TO                         BALANCE AT
  DESCRIPTION                         BEGINNING OF PERIOD        EARNINGS     OTHER ACCOUNTS    DEDUCTIONS       END OF PERIOD
--------------------------------      -------------------       ----------    --------------    ----------       -------------
Allowance for doubtful accounts:
    Year ended December 31, 2003             $    95,000           $   262,000   $    --         $ (134,000) (1)   $   223,000
    Year ended December 31, 2002             $    22,000           $   126,000   $    --         $  (53,000) (1)   $    95,000
    Year ended December 31, 2001             $    23,000           $    46,000   $    --         $  (18,000) (1)   $    51,000

 Income tax valuation allowance:
    Year ended December 31, 2003             $   183,000           $  (183,000)  $    --         $       --        $        --
    Year ended December 31, 2002             $ 4,005,000           $(3,822,000)  $    --         $       --        $   183,000
    Year ended December 31, 2001             $ 4,106,000           $  (101,000)  $    --         $       --        $ 4,005,000

(1) Write-off fully reserved accounts receivable.