Form 10-Q
period 2004-03-31
FINDWHAT COM INC
filed 2004-05-07
CIK 1094808

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the quarterly period ended March 31, 2004

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

     5220 SUMMERLIN COMMONS BOULEVARD, SUITE 500, FORT MYERS, FLORIDA 33907
          (Address of principal executive offices, including zip code)

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,870,057 shares of Common Stock, $.001 par value, were outstanding at April 30, 2004.

================================================================================

                                    FORM 10-Q
                                  FINDWHAT.COM
                                TABLE OF CONTENTS

                                                                              PAGE NO.
                                                                              --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets                        3
                           December 31, 2003 and March 31, 2004 (Unaudited)

                      Unaudited Condensed Consolidated Statements of Income        4
                           For the Three Months Ended March 31, 2003 and 2004

                      Unaudited Condensed Consolidated Statements of Cash Flows    5
                           For the Three Months Ended March 31, 2003 and 2004

                      Notes to Interim Condensed Consolidated Unaudited            6
                           Financial Statements For the Three Months Ended
                           March 31, 2003 and 2004

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                         15

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk      N/A

         Item 4.  Controls and Procedures                                         32

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                               33

         Item 2.  Changes in Securities and Use of Proceeds                       33

         Item 3.  Defaults Upon Senior Securities                                 N/A

         Item 4.  Submission of Matters to a Vote of Security Holders             N/A

         Item 5.  Other Information                                               N/A

         Item 6.  Exhibits and Reports on Form 8-K                                34

         Signature                                                                36

ITEM 1.  FINANCIAL STATEMENTS

                                  FindWhat.com
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par values)

                                                                                   MARCH 31,  DECEMBER 31,
                                     ASSETS                                          2004         2003
                                                                                  ---------    ---------
                                                                                  (unaudited)
CURRENT ASSETS
      Cash and cash equivalents                                                   $  55,181    $  59,210
      Accounts receivable, less allowance for doubtful accounts of $282
          and $223 at March 31, 2004 and December 31, 2003, respectively              7,990        5,051
      Deferred tax assets                                                               467          180
      Note receivable and related accrued interest                                    2,080        2,054
      Prepaid expenses and other current assets                                       2,947        3,312
                                                                                  ---------    ---------
          Total current assets                                                       68,665       69,807

EQUIPMENT AND FURNITURE - NET                                                         5,607        4,695
INTANGIBLE ASSETS - NET                                                              22,944           --
DEFERRED TAX ASSETS                                                                  10,568           --
OTHER ASSETS                                                                            441          156
                                                                                  ---------    ---------
          Total assets                                                            $ 108,225    $  74,658
                                                                                  =========    =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable and accrued expenses                                       $   9,041    $   7,770
      Note payable                                                                    1,366           --
      Deferred revenue                                                                2,164        1,866
      Current portion of long-term debt                                                 139           --
      Deferred tax liabilities - current                                              1,272           --
      Other current liabilities                                                         765           --
                                                                                  ---------    ---------
          Total current liabilities                                                  14,747        9,636

DEFERRED INCOME TAXES                                                                 4,009          600
LONG-TERM DEBT, LESS CURRENT PORTION                                                    158           --
OTHER LIABILITIES                                                                     1,699          115
                                                                                  ---------    ---------
      Total liabilities                                                              20,613       10,351
                                                                                  ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $.001 par value; authorized,
          500 shares; none issued and outstanding                                        --           --
      Common stock, $.001 par value; authorized, 50,000 shares; issued 22,848
          and 21,428, respectively; outstanding 22,841 and 21,421, respectively          23           21
      Additional paid-in capital                                                     72,385       52,884
      Treasury stock; 7 shares, at cost                                                 (82)         (82)
      Retained earnings                                                              15,286       11,484
                                                                                  ---------    ---------
          Total stockholders' equity                                                 87,612       64,307
                                                                                  ---------    ---------
          Total liabilities and stockholders' equity                              $ 108,225    $  74,658
                                                                                  =========    =========


       See Notes to Unaudited Condensed Consolidated Financial Statements

                                  FindWhat.com
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (Unaudited)

                                                  THREE MONTHS ENDED MARCH 31,
                                                      2004          2003
                                                    -------         -------
Revenues                                            $24,686         $15,849
                                                    -------         -------
Operating expenses
      Search serving                                    844             610
      Marketing, sales and service                   13,540           8,969
      General and administrative                      3,459           1,754
      Product development                               600             298
      Amortization                                      189              --
                                                    -------         -------
Total operating expenses                             18,632          11,631
                                                    -------         -------
Income from operations                                6,054           4,218
Interest income, net                                    180             127
                                                    -------         -------
Income before provision for income taxes              6,234           4,345
Income tax expense                                    2,432           1,650
                                                    -------         -------
Net income                                          $ 3,802         $ 2,695
                                                    =======         =======
Net income per share
          Basic                                     $  0.17         $  0.15
                                                    =======         =======
          Diluted                                   $  0.16         $  0.13
                                                    =======         =======
Weighted-average number of common
      shares outstanding
          Basic                                      21,899          18,553
                                                    =======         =======
          Diluted                                    24,053          21,337
                                                    =======         =======

       See Notes to Unaudited Condensed Consolidated Financial Statements

                                  FindWhat.com
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                     2004         2003
                                                                                  --------    --------
Cash Flows from Operating Activities
              Net income                                                          $  3,802    $  2,695
              Adjustments to reconcile net income to net cash
                provided by operating activities
                   Provision for doubtful accounts                                      77           6
                   Depreciation and amortization                                       780         368
                   Deferred income tax expense                                          --         234
                   Loss on sale of assets                                               --          10
                   Changes in operating assets and liabilities
                       Accounts receivable                                            (932)       (377)
                       Prepaid expenses and other current assets                      (586)        111
                       Other assets                                                    (15)         (5)
                       Deferred revenue                                                139         (49)
                       Accounts payable, accrued expenses and other liabilities        343       1,716
                                                                                  --------    --------
              Net Cash Provided by Operating Activities                              3,608       4,709
                                                                                  --------    --------
Cash Flows from Investing Activities
              Proceeds from short-term investments                                      --       3,157
              Purchase of business, net of cash acquired                            (6,464)         --
              Purchase of equipment and furniture                                   (1,153)       (583)
                                                                                  --------    --------
              Net Cash (Used in) Provided by Investing Activities                   (7,617)      2,574
                                                                                  --------    --------
Cash Flows from Financing Activities
              Payments made on capital leases and notes payable                       (959)         (4)
              Proceeds received from exercise of stock options and warrants            939       2,415
                                                                                  --------    --------
              Net Cash (Used in) Provided by Financing Activities                      (20)      2,411
                                                                                  --------    --------
(Decrease) Increase in Cash and Cash Equivalents                                    (4,029)      9,694
Cash and Cash Equivalents, Beginning of Period                                      59,210      17,982
                                                                                  --------    --------
Cash and Cash Equivalents at End of Period                                        $ 55,181    $ 27,676
                                                                                  ========    ========
Interest Paid                                                                     $     75    $      3
Income Taxes Paid                                                                 $    700    $     18

       See Notes to Unaudited Condensed Consolidated Financial Statements.

                                  FindWhat.com
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004
                             (dollars in thousands)
                                   (Unaudited)

NOTE A - NATURE OF BUSINESS

         FindWhat.com was organized under the laws of the State of Nevada. FindWhat.com and its subsidiaries, BeFirst Internet Corporation, Miva Corporation ("Miva") and Comet Systems, Inc. ("Comet") are collectively referred to as the Company. Intercompany accounts and transactions have been eliminated in consolidation. The Company develops and provides performance-based marketing and commerce-enabling services. As of March 31, 2004, the Company currently provides three related, proprietary services:

     o FindWhat.com Network(TM)/Private Label. The FindWhat.com Network is a performance-based, keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day. The Company's Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using the Company's turn-key operation, or parts thereof;

     o Primary Traffic, currently offered through Comet, by which the Company establishes a direct relationship with Internet users by, for example, providing connected desktop consumer software. This provides a direct source of traffic for the Company's advertisers, and the opportunity for the Company to optimize paid listings opportunities on the Internet; and

     o Merchant Services, which provide commerce enabling products and services that help online businesses create online storefronts, by which they can offer products and services to prospective buyers of such services. Merchant Services include Miva Merchant(TM), a leading e-commerce development system that a retailer can use to create a complete online store, including transactional capabilities.

         As of March 31, 2004, the Company operated principally in the U.S.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       Basis of Presentation

         The consolidated financial statements include the accounts and operations of FindWhat.com and its wholly owned subsidiaries.

         The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal and recurring items, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

         These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.       Cash and Cash Equivalents

         Cash equivalents consist of highly liquid investments with original maturities of three months or less.

3.       Accounts Receivable

         Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The Company does not require collateral. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a monthly basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off against the allowance.

4.       Prepaid Expenses and Other Current Assets

         As of March 31, 2004, the Company had incurred and capitalized approximately $2.5 million in legal, advisory and transaction costs associated with the announced merger agreement with Espotting. Upon the successful closing of the merger, these and any additional deal costs will be considered part of the purchase price. However, if the merger agreement is terminated, these and any additional costs incurred will be written off as an expense on the date of the termination.

5.       Equipment and Furniture

         Equipment and furniture are stated at cost and depreciated using the straight-line method over the estimated useful lives for the respective assets, which range from three to five years. Depreciation expense consists of depreciation of computer equipment and furniture. Improvements to leased premises are capitalized and amortized over the shorter of the related lease term or the useful lives of the improvements.

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

7.       Revenues

         Revenues are generated primarily through click-throughs on the Company's managed advertisers' paid listings. When an Internet user clicks on a sponsored advertisement in the FindWhat.com Network, revenues are recognized in the amount of the advertiser's bid price. Revenues also are generated from the Company's private label service and from click-throughs by Comet's users, and are recognized in accordance with the contractual revenue share payment agreement as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," the Company records FindWhat.com Network click-through revenues gross, and private label and Comet's click-through-related revenues net.

         Revenue for software licenses is generally recognized as products are shipped. Revenue from support arrangements is recognized ratably over the contract period of the invoice. Non click-through-related revenue from Comet is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

8.       Deferred Revenue

         Deferred revenue represents advance deposits made by the Company's advertisers for future click-throughs for keyword advertisements on the FindWhat.com Network and the unearned portion of support revenues.

9.       Fair Value of Financial Instruments

         At March 31, 2004, the Company's financial instruments included cash, cash equivalents, accounts receivable, note receivable, accounts payable, note payable and long-term debt.

         The fair values of these financial instruments approximated their carrying values because of the short-term nature of these instruments.

10.      Business Segments

         The Company operates in one primary business segment -
         Performance-based, keyword-targeted advertising, which includes the Company's FindWhat.com Network/Private Label and Primary Traffic divisions. Due to the immateriality of the Company' Merchant Services division, separate segment reporting is not required.

11.      Accounting for Stock-Based Compensation

         The Company accounts for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for stock-based compensation to non-employees using the fair value method set forth in SFAS 123, as amended by SFAS 148, and related interpretations.

         The following table summarizes the Company's pro forma results as if the Company had recorded stock-based compensation expense related to employees and directors for the three months ended March 31, 2004 and 2003, using the fair value method of SFAS 123, as amended by SFAS 148:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           2004       2003
                                                         -------   ---------
Net income (loss), as reported                           $ 3,802   $   2,695
Deduct: Total stock-based employee compensation
      expense determined under fair value based method
      for all awards, net of related tax effects          (1,883)       (384)
                                                         -------   ---------
Pro forma net income (loss)                              $ 1,919   $   2,311
                                                         =======   =========
Earnings per share:
      Basic - as reported                                $  0.17   $    0.15
                                                         =======   =========
      Basic - pro forma                                  $  0.09   $    0.12
                                                         =======   =========
      Diluted - as reported                              $  0.16   $    0.13
                                                         =======   =========
      Diluted - pro forma                                $  0.08   $    0.11
                                                         =======   =========

12.      Advertising Costs

         Advertising costs are expensed as incurred.

13.      Income Taxes

         Income taxes are recognized using the liability method.

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

14.      Goodwill and Other Intangible Assets

         Intangible assets include goodwill and other identifiable intangible assets as discussed in Note C. Goodwill and intangible assets with indefinite lives are not amortized and are reviewed for impairment on an annual basis, or more frequently if impairment indicators arise. Intangible assets with finite lives are amortized over their respective useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.

15.      Impairment of Long Lived Assets

         Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. No impairment losses have been recognized as of March 31, 2004.

16.      Reclassifications

         Certain amounts in the prior period have been reclassified to conform to the current period.

17.      Use of Estimates

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

NOTE C - ACQUISITIONS

         MIVA

         On January 1, 2004, the Company acquired all of the outstanding stock of Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses (SME's). Through this acquisition, the Company believes it can combine several of its commerce enabling services to provide a more comprehensive business solution to SMEs.

         The total purchase price of approximately $6.2 million consisted of $1.3 million in cash consideration, the issuance of a note payable for $1.4 million, the issuance of 163,550 shares of common stock valued at $3.1 million, and direct transaction costs of approximately $0.4 million. The value of the common stock was based on the average closing price two days prior to the completion of the acquisition. The note payable is payable in four quarterly installments beginning April 1, 2004.

         The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

             Cash acquired                      $    26
             Other tangible assets acquired         245
             Intangibles:
                 Trademarks                         278          Indefinite
                 Customer relationships           1,116          15 years
                 Service agreements                 111          15 years
                 Reseller agreements                 62          15 years
                 Developed technology             1,429          5 years
                 Goodwill                         4,977          Indefinite
             Liabilities assumed                 (2,042)
                                                -------
                 Total                          $ 6,202
                                                =======


         Amortization expense related to Miva's identifiable intangible assets with definite lives was $93,000 for the three month period ended March 31, 2004. As of March 31, 2004, future amortization expense related to the Miva acquisition for each of the next five years is expected to be:
         2004--$279,000, 2005--$372,000, 2006--$372,000, 2007--$372,000, and
         2008--$372,000.

         COMET

         On March 22, 2004, the Company acquired all of the outstanding stock of Comet, a leading provider of connected desktop consumer software. Through Comet, the Company has access to the millions of consumers who have voluntarily downloaded Comet software and search functionality directly onto their personal computers (PCs). This direct connection to the end consumer should allow the Company to gain a greater understanding of consumer behavior on the Internet, helping enhance its keyword-targeted, performance-based advertising service.

         The total purchase price of approximately $24.0 million consisted of $8.1 million in cash consideration, the issuance of 837,510 shares of common stock valued at $15.4 million, and direct transaction costs of approximately $0.5 million. The value of the common stock was based on the Company's average closing stock price for the date of the completion of the acquisition and the two trading days prior to the closing date. Comet stockholders may receive up to an additional $10.0 million in cash based on Comet's operating performance in 2004 and 2005. No amount for this "earn out" has been recorded as of March 31, 2004.

         The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

              Cash acquired                             $   3,350
              Other tangible assets acquired                2,609
              Deferred tax assets                          10,856
              Intangibles:
                  Trademarks                                  100   Indefinite
                  Websites and domain names                   800   Indefinite
                  Patents                                     600   10 years
                  Customer relationships                    1,300   8 months
                  License and distribution agreements          30   1 year
                  Partner agreements                           30   1 year
                  Developed technology                      7,900   5 years
                  Goodwill                                  4,393   Indefinite
              Deferred tax liabilities                     (4,681)
              Liabilities assumed                          (3,295)
                                                        ---------
                  Total                                 $  23,992
                                                        =========

         Amortization expense related to Comet's identifiable intangibles with definite lives was $90,000 for the three month period ended March 31, 2004. As of March 31, 2004, future amortization expense related to the Comet acquisition for each of the next five years is expected to be:
         2004--$2,527,000, 2005--$1,653,000, 2006--$1,640,000, 2007--$1,640,000,
         and 2008--$1,640,000.

         The Company expects to treat the Comet acquisition as a stock acquisition for tax purposes and hence will have different book and tax basis. As a result, the Company recognized deferred tax assets of $10.9 million, $10.0 million of which relates to Comet's net operating loss carryforwards and $0.9 million of which relates to other liabilities. The Company's annual utilization of Comet's losses is limited due to the section 382 rules of the Internal Revenue Code, and the Company has considered this in establishing the initial deferred tax assets. Additionally, the Company recognized $4.7 million in deferred tax liabilities in purchase accounting for the tax effect of the different book and tax basis of the acquired intangibles other than goodwill.

         SUMMARY

         The results of operations of Miva and Comet have been included in the Company's statements of operations since the completion of the acquisitions on January 1, 2004 and March 22, 2004, respectively. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Miva and Comet occurred on January 1st of each year (in thousands, except per share amounts):


                                                    For the three months
                                                      ended March 31,
                                                   ----------------------
                                                      2004          2003
                                                   --------      --------
            Net revenues                           $ 27,530      $ 18,438
            Net income                             $  3,501      $  2,183
            Net income per share - basic           $   0.15      $   0.11
            Net income per share - diluted         $   0.14      $   0.10

NOTE    D - PER SHARE DATA

         For the three months ended March 31, 2004 there were 234,000 weighted outstanding stock options, at an exercise price range of $18.75 - $27.72, which were excluded from the dilutive earnings per share calculation because the effect would be anti-dilutive.

         The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in thousands):


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             ------------------
                                                               2004      2003
                                                             ---------  -------
              Weighted-average number of common
                    shares outstanding-basic                   21,899   18,553
              Dilution from stock options and
                    warrants                                    2,154    2,784
                                                               ------   ------
              Weighted-average number of common
                    shares and potential common shares
                    outstanding - diluted                      24,053   21,337
                                                               ======   ======

NOTE E - LITIGATION

        One of the FindWhat.com Network's principal competitors, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine" (U.S. Patent No. 6,269,361, "the `361 patent"). Additionally, Overture Services has announced it acquired an issued patent that may apply to the Company's current bid-for-position pay-per-click business model. Overture Services has advised the Company that they believe the Company's current bid-for-position pay-per-click business model infringes their patents; however the Company believes that it does not infringe any valid and enforceable claim of the patents. On January 17, 2002, the Company filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against the Company in the District Court for the Central District of California in Los Angeles, alleging that the Company is infringing the `361 patent. The Company's complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, the Company has asserted its claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the `361 patent in an answer filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. This case is now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. The trial is not expected before December 2004. In addition, on January 23, 2004, the Company was named as a third party defendant by Overture in an action between Lycos, Inc. and Overture Services, Inc., in the District Court for the District of Massachusetts (CV 03-12012
        RWZ). In its third party complaint, Overture alleges that the Company infringes U. S. Patent 6,269,361, which is the same patent that is involved in the above-referenced litigation pending in the Central District of California.

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

NOTE F - DEBT

        Revolving Loan

        As of February 19, 2004, the Company entered into a $10.0 million revolving loan with Fifth Third Bank, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus
        2.75 basis points per annum and are secured by substantially all of the Company's assets. The initial commitment fee was $25,000 and there are no other continuing fees.

        The loan agreement includes various financial covenants which require the Company to maintain liquidity, certain financials ratios and which limit the Company's ability to incur additional debt.

        Borrowings under the loan agreement are secured by substantially all of the Company's assets. As of March 31, 2004, the Company has no outstanding borrowings under the loan.

        Seller Note Payable

        Prior to the Company's acquisition of Comet, Comet purchased the domain names associated with Screensavers.com, Inc. which requires monthly installments of $12,500 until April 2006.

        The following table summarizes the Company's long-term debt (in thousands):

                                                       March 31, March 31,
                                                        2004      2003
                                                        ----      ----
            Obligation to Screensavers.com,
              principal and interest payable
              monthly - net of discount of $16          $ 297     $--
            Less current portion - net of
              discount of $11                            (139)     --
                                                        -----     ---
            Long-term debt                              $ 158     $--
                                                        =====     ===

        The following table summarizes future payments to Screensavers.com as of March 31, 2004 (in thousands):


                                    2004                $ 113
                                    2005                  150
                                    2006                   50
                                                        -----
                                                        $ 313
                                                        =====

NOTE G - COMMITMENTS

        The Company's largest ongoing contractual cash payments are to its distribution partners, which are funded by payments from the Company's advertisers for the paid click-throughs (visitors), delivered to them via the Company's distribution partners. None of these agreements have minimum payment amounts.

        When the Company acquired Comet in March 2004, the Company assumed Comet's obligation under an operating lease agreement for its office space in New York, NY. The lease includes fixed increases in the lease payments, and expires in February 2007. Consistent with the conclusions of Comet's management, the Company preliminarily believes that the amount of space leased exceeds its current and projected needs. As a result, the net present value of the remaining lease obligation for the excess space was recorded in purchase accounting, at an amount of approximately $1.6 million.

        Additionally, the Company believes the lease obligation is above-market rate, as of March 2004, and hence the Company has also recorded a liability related to the portion of the space in use for $0.7 million in purchase accounting. The Company expects to further evaluate its plan for the Comet office space in the next few months. If it becomes probable that the Company, or a third-party sub-lessee, may occupy this unused space in the future, the liability may be decreased and goodwill will be decreased accordingly.

        The Company's obligations regarding future minimum payments under non-cancelable operating leases are as follows at March 31, 2004 (in thousands):


                                                        OPERATING
                                                          LEASES
                                                        ---------
                                   2004                 $  1,530
                                   2005                    2,050
                                   2006                    1,928
                                   2007                      989
                                   2008                      782
                                   Thereafter              3,200
                                                        --------
                                                        $ 10,479
                                                        ========

NOTE H - STOCKHOLDERS' EQUITY

        The following table shows stockholders' equity activity for the three months ended March 31, 2004 (in thousands):



                                      PREFERRED STOCK     COMMON STOCK       ADDITIONAL
                                      ---------------     ------------        PAID-IN    TREASURY   RETAINED
                                      SHARES   AMOUNT    SHARES   AMOUNT      CAPITAL      STOCK    EARNINGS    TOTAL
                                      ------   ------    ------   ------      -------      -----    --------    -----
Balance as of January 1, 2004           --      $--      21,428     $21       $52,884      $(82)    $11,484    $64,307
Issuance of common stock in
      connection with business
      acquisitions                      --       --       1,001       1        18,563        --          --     18,564
Issuance of common stock in
      connection with exercises of
      stock options and warrants        --       --         419       1           938        --          --        939
Net Income                              --       --          --      --            --        --       3,802      3,802
                                        --      ---     -------     ---       -------      ----     -------    -------
Balance at March 31, 2004               --      $--      22,848     $23       $72,385      $(82)    $15,286    $87,612
                                        ==      ===     =======     ===       =======      ====     =======    =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This management's discussion and analysis or plan of operation contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "estimates", "projects," and similar expressions to identify forward-looking statements. This management's discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Amendment No. 1 to Registration Statement on Form S-4 (File No. 33-113582) filed on April 22, 2004 under the section entitled "Risk Factors," and "Business Risks" included herein.

OVERVIEW

         We are a leading developer and provider of performance-based marketing and commerce enabling services. We are focused on providing intelligent, efficient and productive services to businesses, helping clients of all sizes throughout the business lifecycle. We provide services that find prospects for our clients, and help our clients get those prospects to become paying customers that keep coming back.

         To accomplish this full circle e-commerce offering, we currently provide three related, proprietary services:

o FindWhat.com Network(TM)/Private Label. The FindWhat.com Network is a performance-based, keyword-targeted advertisement service that distributes millions of advertisements throughout the Internet each day. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using our turn-key operation, or parts thereof;

o Primary Traffic, currently offered through Comet Systems, by which we establish a direct relationship with Internet users by, for example, providing connected desktop consumer software. This provides a direct source of traffic for our advertisers, and the opportunity for us to optimize paid listings opportunities on the Internet; and

o Merchant Services, which provide commerce enabling products and services that help online businesses create online storefronts, by which they can offer products and services to prospective buyers of such services. Merchant Services include Miva Merchant(TM), a leading e-commerce development system that a retailer can use to create a complete online store, including transactional capabilities.

         Our primary focus is developing online marketplaces that connect prospects that are most likely to purchase specific goods and services to the advertisers that provide those goods and services. Advertisers create advertisements, or keyword-targeted ads, which are comprised of titles, descriptions, URL links and relevant keywords or keyword phrases. For each keyword, advertisers determine what price they are willing to pay for a qualified click-through. The pricing process is an open, automated, bid-for-position system. The highest bidder for a particular keyword or phrase receives the first place position, with all other bidders on that same keyword or phrase listed in descending bid order.

         Along with our private label partners we distribute advertisements to millions of Internet users each day, often in direct response to search or directory queries through the FindWhat.com Network. The FindWhat.com Network consists primarily of third-party search engines, websites, applications and other traffic sources, which serve as distribution partners for our advertisers' listings. We recognize 100% of the revenue from paid click-throughs on the sites of the distribution partners in the FindWhat.com Network, and then share that revenue with those distribution partners. We recognize only our share of the revenue generated from private label initiatives. With both the FindWhat.com Network and our private label offering, our services are a source of revenue and relevant keyword-targeted ads for our partners, while providing our managed advertisers with exposure to potential customers across the Internet.

         Our sources of primary traffic can show keyword-targeted advertisements from the FindWhat.com Network, from our private label initiatives or from third-party providers of paid listings.

         Through our merchant services division, which includes software and services offered by Miva, we have broadened our range of services to help online businesses.

RECENT DEVELOPMENTS

         On April 6, 2004, we entered into an agreement with Ingenio, Inc., the leading provider of search and directory monetization products and services that seamlessly bridge telephony and the Internet. Under the terms of the agreement, we plan to incorporate Ingenio's technology, processes and systems to offer the Pay Per Call advertising platform and services to our advertisers, distributed through the FindWhat.com Network. Additionally, together with Ingenio, we plan to develop and co-market a unified pay-per-click and Pay Per Call solution (PPC(2) (TM)) to companies seeking to utilize both forms of performance-based advertising opportunities.

         On April 1, 2004, we entered into a joint venture with Thomas Global Register, LLC ("Thomas"), a leading publisher of global business-to-business ("B2B") Internet directories for industrial products and services, and a division of Thomas Publishing Company LLC. The name of the joint venture is Thomas B2B.com LLC, and it will use our private label service to offer performance-based paid listings for sellers of industrial B2B products and services. We will account for this investment using the equity method of accounting.

         On March 22, 2004, we acquired all of the outstanding stock of Comet Systems, Inc. ("Comet"), a leading provider of connected desktop consumer software, pursuant to a merger of Comet with and into our wholly-owned subsidiary. We issued Comet stockholders 837,510 shares of our common stock and paid them approximately $8.1 million in cash, subject to certain escrow requirements. Comet stockholders may receive up to an additional $10.0 million in cash based on Comet's operating performance in 2004 and 2005. No additional amount for this "earn out" has been recorded as of March 31, 2004.

         On March 1, 2004, Verizon Information Services' SuperPages.com launched a redesigned website, adding bid-for-position, pay-per-click advertisements to its online yellow pages listings. Through a revenue sharing-based licensing agreement, we provide the technology and business operations expertise to support these new enhanced local SuperPages.com advertising services. The services employ our existing infrastructure and systems, and the technology resides on our globally redundant data centers

         As of February 19, 2004, we entered into a $10.0 million revolving loan with Fifth Third Bank, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 2.75 basis points per annum and are secured by substantially all of our assets. The initial commitment fee was $25,000 and there are no other continuing fees. To date, we have not utilized any of the revolving loan.

         On February 9, 2004, we entered into an amended and restated merger agreement and related agreements to merge with Espotting Media Inc., a leading provider of performance-based Internet marketing services in Europe. Under the terms of the Espotting transaction, as amended, Espotting's stockholders will receive approximately 7.0 million shares of our common stock and approximately $20.0 million in cash, subject to adjustment. Additionally, the agreement requires us to issue options and warrants to purchase approximately 800,000 shares of our common stock to Espotting's option and warrant holders. Closing of the transaction is subject to a number of conditions, including receiving approval of the transaction from our respective shareholders. Assuming the fulfillment of these conditions and the receipt of all approvals, we would expect to close the merger on July 1, 2004. On June 17, 2003, we loaned Espotting $2.0 million in exchange for a promissory note. The loan to Espotting bears interest at 5%. On February 9, 2004, we amended the maturity date of the note to require that the monies be repaid to us on the earliest of: (1) the day we consummate the merger, (2) the day Espotting terminates the merger agreement for any reason, (3) 45 days after the day we terminate the merger agreement for any reason or we and Espotting mutually agree to the termination, and (4) July 31, 2004. As of March 31, 2004, we had incurred and capitalized approximately $2.5 million in legal, advisory and transaction costs associated with our announced merger agreement with Espotting. Upon the successful closing of the merger, these and any additional deal costs will be considered part of the purchase price. However, if the merger agreement is terminated, these and any additional costs incurred will be written off as an expense on the date of the termination.

         On January 1, 2004, we acquired all of the outstanding stock of Miva Corporation ("Miva"), a leading supplier of e-commerce software and services to small and medium-sized businesses, based in San Diego, California. We issued Miva stockholders 163,550 shares of our common stock and paid them approximately $2.7 million in cash, and we assumed approximately $2.0 million in Miva liabilities.

         On September 25, 2003, we announced the signing of an agreement with Mitsui & Co., Ltd. to power a performance-based, keyword-targeted advertisement service in Japan, which is expected to launch in the summer of 2004.

         Among other things, our growth rate and results depend on our continued ability to:

         o    grow our U.S. performance-based marketing business;

         o expand our performance-based marketing business geographically and as applicable, extend into new markets;

         o grow our commerce enabling services for online businesses to help them throughout the customer lifecycle: finding, getting and keeping customers; and

         o    complete, integrate and pursue additional strategic initiatives.

         FindWhat.com Network click-through revenue, private label revenue, and revenue from our primary traffic sources are recognized when earned, which is based primarily on the actual click-through activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or if we believe collection is probable for those customers to whom we extend credit. Revenue for software products is generally recognized as products are shipped. Revenue from support arrangements is accounted for as a subscription, with billings recorded as deferred revenue and recognized as revenue ratably over the billing coverage period.

         The largest component of our expenses relate to marketing costs incurred to attract consumers and businesses to our advertisers' websites through our distribution partners on our FindWhat.com Network. In order to significantly increase revenues, we will be required to expand our operations, including hiring additional management and staff, and enhancing our overall technical infrastructure and facilities. The proposed increases in capital and expenditures will significantly increase future operating expenses.

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

         o    Results of operations

         o    Liquidity and capital resources

         o    Contractual obligations

         o    Use of estimates and critical accounting policies

RESULTS OF OPERATIONS

Three months ended March 31, 2004 and 2003

         Our fiscal year is from January 1 through December 31. We commercially launched the FindWhat.com Network in September 1999, our first private label agreement commenced in September 2002 and we acquired Miva in January 2004 and Comet in March 2004. When making comparisons between the three months ending March 31, 2004 and 2003, readers should note that the results of operations of Miva and Comet have been included in our statements of operations since the completion of the acquisitions on January 1, 2004 and March 22, 2004, respectively, and were a factor in the increase in our revenue and operating expenses for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Readers should also note that we do not anticipate our historical growth rates to continue.

REVENUE

         Revenue was approximately $24.7 million for the three months ended March 31, 2004, compared to approximately $15.8 million for the three months ended March 31, 2003. The increase in our overall revenue primarily relates to the increase in our FindWhat.com Network revenue as a result of: adding new distribution partners; expanding our relationships with our existing distribution partners; and increasing the amount advertisers spend with us for traffic from our distribution partners.

         During the three months ending March 31, 2004 and 2003, no advertiser represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, Internet traffic purchases from one distribution partner represented over 10% of total revenue for each of the three months ended March 31, 2004 and 2003.

OPERATING EXPENSES

         Search Serving - Search serving expense consists primarily of costs associated with designing and maintaining the technical infrastructure which supports our various services and fees paid to telecommunications carriers for Internet connectivity. Costs associated with the technical infrastructure which supports our various services include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

         Search serving expense increased to approximately $844,000 for the three months ended March 31, 2004, compared to approximately $610,000 for the three months ended March 31, 2003. The increase was due primarily to increases in depreciation of equipment and personnel expense. We anticipate search serving expense will continue to increase as our traffic and number of managed active advertiser accounts increase, and as we complete and integrate strategic initiatives.

         Marketing, Sales and Service - Marketing, sales and service expense consists primarily of:

         o revenue-sharing or other arrangements with our FindWhat.com Network distribution partners;

         o    advertising expenditures;

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

         Our marketing, sales and service expense was approximately $13.5 million for the three months ended March 31, 2004, compared to $9.0 million for the three months ended March 31, 2003.

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

         o    advertising;

         o    consulting fees; and

         o    travel.

         Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales and service expense. We believe that continued investment in marketing, sales and service - including attracting advertisers to utilize the FindWhat.com Network, attracting distribution partners to display our keyword-targeted ads, obtaining additional private label partners or other third parties to provide paid listings powered by us and obtaining users for Comet's and Miva's services - is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

         General and Administrative - General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment, fees to affiliates which provide office space; and other general and administrative services. Fees for professional services include payments to lawyers, accountants, tax advisors and other professionals in connection with operating our business, pursuing litigation (including our litigation with Overture Services) and evaluating and pursuing new opportunities.

         General and administrative expenses increased to approximately $3.5 million for the three months ended March 31, 2004, compared to approximately $1.8 million for the three months ended March 31, 2003.

         The increase in general and administrative expenses was due primarily to increases in professional fees, personnel costs, credit card fees, depreciation on furniture and equipment, and expenses relating to being a public company.

         We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, as we litigate patent-related lawsuits with Overture Services, Inc. and as we evaluate and pursue new opportunities.

         Product Development - Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality for our proprietary services and depreciation for related equipment used in product development. Product development expense was approximately $600,000 for the three months ended March 31, 2004, as compared to approximately $298,000 for the three months ended March 31, 2003. The increase was primarily due to increases in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

         Amortization - Amortization expense for the three months ended March 31, 2004 relates primarily to the amortization of intangible assets associated with the acquisitions of Miva and Comet on January 1, 2004 and March 22, 2004, respectively. We expect to continue purchasing assets or businesses, which may result in the creation of intangible assets and additional amortization expense.

INTEREST INCOME, NET

         Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was approximately $180,000 for the three months ended March 31, 2004 compared to approximately $127,000 for the three months ended March 31, 2003. The increase in interest income was due to higher average cash and cash equivalent balances.

INCOME TAXES

         Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictates our ability to realize our tax assets.

         We expect to treat the Comet acquisition as a stock acquisition for tax purposes and hence will have different book and taxes bases. As a result, we recognized deferred tax assets of $10.9 million, $10.0 million of which relates to Comet's net operating loss carryforwards and $0.9 million of which relates to other liabilities. Additionally, we recognized $4.7 million in deferred tax liabilities in purchase accounting for the tax effect of the different book and tax bases of the acquired intangibles other than goodwill.

         For the three months ended March 31, 2004 we recorded a tax provision of $2.4 million, which represented an approximate 39% effective tax rate, our current approximate statutory tax rate. For the three months ended March 31, 2003, we recorded a tax provision of approximately $1.7 million, which represents an approximate 38% effective tax rate, which was our approximate statutory tax rate.

NET INCOME

         As a result of the factors described above, we generated net income of approximately $3.8 million, or $0.17 per basic share and $0.16 per diluted share, for the three months ended March 31, 2004. This compares to net income of approximately $2.7 million, or $0.15 per basic share and $0.13 per diluted share, for the three months ended March 31, 2003. Diluted weighted average common shares outstanding increased 2.8 million shares from 21.3 million shares for the three months ended March 31, 2003 to 24.1 million shares for the three months ended March 31, 2004. The increase in shares is due to the weighted impact of 1.0 million shares issued in July 2003 related to a private placement, approximately 1.0 million shares issued during the three months ended March 31, 2004 to acquire Miva and Comet, and shares issued related to the exercise of options and warrants.

LIQUIDITY AND CAPTIAL RESOURCES

         We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. Through March 31, 2004, we have raised net proceeds of approximately $33.6 million through private equity financings, and received approximately $10.3 million in proceeds from the exercise of warrants and options.

         Beginning in the second quarter of 2001, we began generating cash flows from operations. In 2001, our cash flows provided by operations were approximately $4.1 million. We continued to generate cash during 2002 and 2003, with cash flows from operations of approximately $11.7 million and $15.5 million, respectively.

         We started to generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for keyword-targeted ads in the FindWhat.com Network, and the increase in the number of distribution partners displaying our keyword ads, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our managed advertisers with high quality click-throughs (or visitors to their websites), they may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive keyword-targeted advertisements in terms of the average revenue per paid click-through, the revenue share paid to the distribution partners, the relevancy and coverage of our keyword ads, and the speed of delivery of such ads, our partners may display fewer FindWhat.com Network results, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. The number and quality of providers of keyword-targeted ads is increasing, which may adversely impact our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners; any of these circumstances may reduce our revenue and cash flows.

         Net cash provided by operating activities totaled approximately $3.6 million for the three months ended March 31, 2004. The net cash provided in the three months ended March 31, 2004 was based primarily on net income of approximately $3.8 million plus the recognition of depreciation and amortization expense for the period of approximately $0.8 million and an increase in accounts payable, accrued expenses and other liabilities of approximately $0.3 million. The increase in cash for the period was partially offset by an increase in accounts receivable (adjusted by the increase in the allowance for doubtful accounts) of approximately $0.9 million and an increase in prepaid expenses and other current assets of $0.6 million. Accounts receivable increased from December 31, 2003 to March 31, 2004 as revenue increased over the same period. The use of cash related to prepaid expenses and other current assets is primarily due to an increase of additional capitalized costs of approximately $0.4 million to a total of $2.5 million in legal, advisory and transaction costs associated with our announced merger agreement with Espotting. Upon the successful closing of the merger, these and any additional deal costs will be considered part of the purchase price. However, if the merger agreement is terminated, these and any additional costs will be written off as an expense on the date of the termination.

         Net cash used in investing activities totaled approximately $7.6 million for the three months ended March 31, 2004, and consisted of $6.5 million for the purchase of Comet and Miva, net of cash acquired, and approximately $1.2 million in capital expenditures for equipment, furniture and fixtures.

         Net cash used by financing activities totaled approximately $20,000 for the three months ended March 31, 2004. During the three months ended March 31, 2004, we paid off approximately $1.0 million of capital leases and notes payable previously incurred by Miva prior to our acquisition of Miva on January 1, 2004. This use of cash for debt reduction was offset by approximately $0.9 million from the exercise of stock options and warrants during the three months ended March 31, 2004.

         As of February 19, 2004, FindWhat entered into a $10.0 million revolving loan with Fifth Third Bank, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 2.75 basis points per annum and are secured by substantially all of FindWhat's assets. The initial commitment fee was $25,000 and there are no other continuing fees. As of March 31, 2004 there were no amounts outstanding under the loan.

         Our principal sources of liquidity consisted of approximately $55.2 million of cash and cash equivalents as of March 31, 2004, along with the availability of $10.0 million on our revolving loan. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.

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

         On February 9, 2004, we entered into an amended and restated merger agreement and related agreements to merge with Espotting Media Inc., a leading provider of performance based internet marketing services in Europe. Under the terms of the Espotting transaction, as amended, Espotting's stockholders will receive approximately 7.0 million shares of our common stock and approximately $20.0 million in cash, subject to a net asset value adjustment. Additionally, the agreement requires us to issue options and warrants to purchase approximately 800,000 shares of our common stock to Espotting's option and warrant holders. Closing of the transaction is conditioned upon regulatory filings and approvals and shareholder approvals by both companies, the absence of a material adverse change in each company's respective business, the meeting of certain requirements before and until the closing date and other customary closing conditions. As a result, the merger may be consummated on significantly different terms or not at all. Assuming the fulfillment of these conditions and the receipt of all approvals, the companies expect to close the merger on July 1, 2004.

         Prior to our acquisition of Comet, Comet purchased the domain names associated with Screensavers.com, Inc. which requires monthly installment payments of $12,500 until April 2006.

         We currently anticipate that our cash and cash equivalents as of March 31, 2004, together with cash flows from operations and the availability on our revolving loan, will be sufficient to meet our anticipated liquidity needs for working capital, acquisitions and capital expenditures over the next 12 months, including the cash expected to be used in our announced merger with Espotting. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. On May 6, 2004, we filed a Registration Statement on Form S-3 with respect to the issuance of up to 6 million shares of our authorized but unissued common stock from time to time after such registration statement is declared effective by the Securities and Exchange Commission. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to increase our revolving loan. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

CONTRACTUAL OBLIGATIONS

         Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. None of these agreements have minimum payment amounts.

         We have contractual obligations regarding future minimum payments under non-cancelable operating leases and payments of principal and interest related to long-term debt which consisted of the following at March 31, 2004 (in thousands):


                               OPERATING    LONG-TERM   NOTE
                                LEASES        DEBT     PAYABLE     TOTAL
                               ---------    ---------  -------     ------

               2004            $ 1,530       $113       $1,025   $ 2,668
               2005              2,050        150          341     2,541
               2006              1,928         50                  1,978
               2007                989                               989
               2008                782                               782
               Thereafter        3,200                             3,200
                               -------       ----       ------   -------
                               $10,479       $313       $1,366   $12,158
                               =======       ====       ======   =======

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

         This Management's Discussion and Analysis of Financial Condition and Results of Operation are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts and valuation allowance for deferred income tax assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

         Revenue

         Revenues are generated primarily through click-throughs on our managed advertisers' paid listings. When an Internet user clicks on a sponsored advertisement in the FindWhat.com Network, revenues are recognized in the amount of the advertiser's bid price. Revenues are also generated from our private label service and from click-throughs by Comet's users and are recognized in accordance with the contractual revenue share payment agreement as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," we record FindWhat.com Network click-through revenues gross, and private label and Comet's click-through-related revenues net.

         Revenue for software licenses is generally recognized as products are shipped. Revenue from support arrangements is recognized ratably over the contract period of the invoice. Non click-through-related revenue from Comet is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

         Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $282,000 at March 31, 2004. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a monthly basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off against the allowance. If our billable advertisers were to contest amounts legitimately owed to us, or if their ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

         Note receivable

         We advanced $2.0 million of cash to Espotting in June 2003, in the form of an unsecured promissory note bearing interest at 5% per annum. We evaluate the collectibility of this note and related interest receivable, at the end of each reporting period, or sooner if information comes to our attention. On February 9, 2004, we amended the maturity date of the note to require that the monies be repaid to us on the earliest of: (1) the day we consummate the merger,
(2) the day Espotting terminates the merger agreement for any reason, (3) 45 days after the day we terminate the merger agreement for any reason or we and Espotting mutually agree to the termination, and (4) July 31, 2004. We believe that the monies are collectible either by a reduction of the cash proceeds we will pay to Espotting, or we will be able to collect from Espotting's funds on hand, based on our knowledge of their financial condition. If the merger is not consummated and Espotting's financial condition deteriorates, or they are unwilling to pay us, we may incur a loss of all or a portion of this note receivable.

         Deferred Costs

         We defer acquisition-related costs related to acquisitions and mergers which we are pursuing seriously. At March 31, 2004, we had deferred $2.5 million of such costs. If we consummate the acquisitions, then the costs will become part of the purchase price. If we terminate our efforts with respect to a particular transaction or believe that the deal will not be consummated for other reasons, then the costs would be immediately expensed. As we pursue a target, we are continually evaluating the future prospects, opportunities and risks, the price to be paid and the seller's willingness to continue in negotiations leading to consummation. Similarly, we evaluate these matters surrounding each individual acquisition target, in determining whether these deferred costs should continue to be deferred, or whether they should be expensed. If the acquisition or merger is not consummated, we will recognize a charge in our statement of operations for all of the associated deferred costs.

         Income Taxes

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. This requires us to make estimates of our future taxable results. As of March 31, 2004, we have a net deferred tax asset of approximately $5.8 million, net of a valuation allowance of approximately $1.0 million.

         Purchase Accounting

         We have made estimates of the fair values of the assets and liabilities acquired as a part of our Miva and Comet acquisitions in the first quarter of 2004 based on appraisals from third parties and also based on certain internally generated information. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense.

         Accrual for Excess Office Space

         When we acquired Comet in March 2004, we assumed Comet's obligation under an operating lease agreement for its office space in New York, NY. The lease includes fixed increases in the lease payments, and expires in February 2007. Consistent with the conclusions of Comet's management, we preliminarily believe that the amount of space leased exceeds our current and projected space needs in New York, NY. As a result, the net present value of the remaining lease obligation for the excess space was recorded in purchase accounting, at an amount of approximately $1.6 million. We expect to further evaluate our plan for the Comet office space in the next few months. If it becomes probable that we, or a third-party sub-lessee, may occupy this unused space in the future, the liability may be decreased and goodwill will be decreased accordingly.

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

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE A LIMITED OPERATING
HISTORY.

         We launched the FindWhat.com Network in September 1999. In September 2002, we launched our private label service. In September 2003, we announced a license agreement with Mitsui & Co., Ltd. to launch a bid-for-position keyword targeted advertising service in Japan. On January 1, 2004, we acquired Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses. On March 22, 2004, we acquired all of the outstanding stock of Comet Systems, Inc., a leading provider of connected desktop consumer software, pursuant to a merger of Comet with and into a wholly-owned subsidiary. Accordingly, we have a limited relevant operating history upon which an investor can make an evaluation of the likelihood of our success. An investor in our securities must consider the uncertainties, expenses and difficulties frequently encountered by companies such as ours that are in the early stages of development. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in the early stages of development, particularly companies in new, rapidly evolving and consolidating markets, such as e-commerce. To address these risks, we must, among other things:

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

ONE OF FINDWHAT.COM NETWORK'S PRINCIPAL COMPETITORS MAY HAVE PATENT RIGHTS WHICH COULD PREVENT US FROM OPERATING THE FINDWHAT.COM SERVICES IN THEIR PRESENT FORM.

         One of FindWhat.com Network's principal competitors, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine." Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents. However, we believe that it does not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability and non-infringement of the `361 patent in an answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. This case is now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. A trial is not expected before December 2004. In addition, on January 23, 2004, we were named as a third-party defendant by Overture in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third-party complaint, Overture alleges that we infringe
U. S. Patent 6,269,361, which is the same patent that is involved in the above-referenced litigation pending in the Central District of California.

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

WE FACE SUBSTANTIAL AND INCREASING COMPETITION IN THE MARKET FOR INTERNET-BASED MARKETING SERVICES.

         We may face increased pricing pressure for the sale of keyword-targeted advertisements, which could materially adversely affect our business, prospects, financial condition and results of operations. Our competitors may have or obtain certain intellectual property rights which may interfere or prevent the use of our bid-for-position business model. The market for Internet-based marketing services is relatively new, intensely competitive, and rapidly changing. Portals and search engines that offer keyword-targeted ads on their websites or within their search engines include Yahoo!, AOL, Ask Jeeves's Ask.com/Direct Hit/Teoma, Google, Terra Lycos's Lycos/HotBot, MSN and InfoSpace's search properties (Excite/WebCrawler/MetaCrawler/Dogpile). Companies that provide primarily performance-based, keyword-targeted ads, and which seek to distribute those ads to a distribution network, include Yahoo!'s Overture, Google, Kanoodle, Value Click's Search 123, Marchex's Enhance Interactive and LookSmart. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we have.

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

         Our merchant services division competitors include Yahoo! Stores and eBay stores. Other competitors include companies who have shopping cart products and a few hosting companies that have their own products: AIT and Alabanza os commerce (open source), Mercantec, Shopsite, Lagaarde, AbleCommerce and Cart32. Some of our principal competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing and other resources than we have.

         Additionally, in pursuing strategic transactions we may compete with other companies with similar growth strategies, certain of which may be larger and have greater financial and other resources than we have. Competition for these acquisition targets likely also will result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

         We have filed applications for several patents, any of which could be rejected, and we have only a limited amount of other proprietary technology that would preclude or inhibit competitors from entering the keyword-targeted advertising market. Therefore, we must rely on the skill of our personnel and the quality of our client service. The costs to develop and provide e-commerce services are relatively low. Therefore, we expect that we continually will face additional competition from new entrants into our markets in the future, and we are subject to the risk that our employees may leave and may start competing businesses, notwithstanding non-competition agreements. The emergence of these enterprises could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR BUSINESS IS DEPENDENT UPON OUR RELATIONSHIPS WITH OUR DISTRIBUTION PARTNERS.

         Our distribution partners are very important to our revenue and results of operations. Any adverse changes in our relationships with key distribution partners could have a material adverse impact on our revenue and results of operations. Our agreements with our distribution partners vary in duration and generally are not long-term agreements, and depending on the agreement with any one particular distribution partner, may be terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms, and changes in control in certain circumstances. We may not be successful in renewing our existing distribution partnership agreements, or if they are renewed, any new agreement may not be on as favorable terms.

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

THE SUCCESS OF OUR COMET DIVISION IS DEPENDENT UPON OUR ABILITY TO ESTABLISH AND MAINTAIN RELATIONSHIPS WITH COMET'S USERS.

         Our ability to generate revenue from Comet's products is dependent upon our ability to attract new Comet users, maintain relationships with existing Comet users and maintain or increase our revenue per Comet user. Our programs to attract users include performance-based advertising, publicity in online and offline publications and word of mouth. We attempt to maintain relationships with our users through constantly improving our products. If we are unable to attract additional users to Comet's products or fail to maintain relationships with our current Comet users, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR AGREEMENT TO MERGE WITH ESPOTTING MEDIA INC. IS SUBJECT TO A NUMBER OF CONTINGENCIES AND THERE IS NO ASSURANCE THAT THE TRANSACTION WILL CLOSE.

         On February 9, 2004, we entered into an amended and restated merger agreement and related agreements to merge with Espotting Media Inc., a leading provider of performance-based Internet marketing services in Europe. Under the amended terms of the Espotting transaction, Espotting's stockholders will receive approximately 7.0 million shares of our common stock and approximately $20.0 million in cash, subject to a net asset value adjustment. Additionally, the agreement requires us to issue options and warrants to purchase approximately 800,000 shares of our common stock to Espotting's option and warrant holders. The Espotting transaction is subject to a number of conditions, including receiving approval of the merger agreement, the merger and the other transactions contemplated by the merger agreement by the Espotting stockholders and the approval of the issuance of shares of our common stock pursuant to the merger by our stockholders; Nasdaq's approval of the listing application for our shares issued pursuant to the merger; approval of the FindWhat 2004 Stock Incentive Plan and the EMI Replacement Option Plan by our stockholders; agreement by each of us and Espotting on an estimated adjustment amount to the merger consideration; our having at least $20 million in cash on the closing date; the achievement by Espotting of certain monthly operating income targets prior to closing; and material accuracy, as of the closing date, of the representations and warranties made by the parties and material compliance by the parties with their respective obligations under the merger agreement. In the event the Espotting transaction is not consummated, it could have a material adverse effect on our financial condition, stock price, business and prospects.

OUR AGREEMENT TO MERGE WITH ESPOTTING MEDIA INC. EXPOSES OUR BUSINESS TO SIGNIFICANT RISK.

         The following factors, among others, could have a material adverse effect on our stock price, business, prospects, financial condition and results of operations given our potential merger with Espotting:

         o    risk that our merger with Espotting will not be consummated;

         o difficulties executing integration strategies or achieving planned synergies after a merger with Espotting;

         o risk that the Espotting transaction will be terminated, delayed or not close when expected;

         o our or Espotting's failure to retain clients as a result of uncertainty regarding the merger agreement;

         o the risk that the conditions precedent to the parties' obligations to close under the Espotting agreement, as amended, will not be satisfied, including the receipt of stockholder and regulatory approvals;

         o the risk that our business and the business of Espotting will suffer as a result of uncertainty involving the merger;

         o the risk that the continuity of our or Espotting's operations will be disrupted if the merger does not close;

         o the risk that Espotting will require more cash than anticipated before closing;

         o    fluctuations in currency exchange rates; and

         o    fluctuations in the trading price and volume of our common stock.

WE PARTIALLY DEPEND ON THIRD PARTIES FOR CERTAIN SOFTWARE AND INTERNET SERVICES TO OPERATE OUR BUSINESS.

         We depend on third-party software to operate our services. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software would have a material adverse effect on our business, prospects, financial condition and results of operations. We are also dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our business can function properly and our website can handle current and anticipated traffic. We currently have contracts with Sprint, Internap, and KMC Telecom for these services. Any restrictions or interruption in our connection to the Internet would have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR PRIVATE LABEL AGREEMENTS ARE SUBJECT TO A NUMBER OF CONTINGENCIES AND RISKS.

         We have agreements to provide our private label services with our private label partners. Generally, under the terms of the agreements, we provide the technology and expertise to our partners to launch and operate keyword-targeted paid listings services. These transactions are subject to numerous contingencies and risks including:

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

         o the potential of disagreements with our partners regarding their relationship with us;

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

OUR MANAGEMENT TEAM IS RELATIVELY NEW; MANY OF OUR EMPLOYEES HAVE RECENTLY JOINED US AND MUST BE INTEGRATED INTO OUR OPERATIONS.

         Some of our officers have no prior senior management experience in public companies. At May 6, 2004, we had 222 full time employees, including employees of our wholly-owned subsidiaries, a number of whom have joined us within the last five months. Our new employees include a number of key managerial, technical, financial, marketing and operations personnel who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE MAY HAVE DIFFICULTY ATTRACTING AND RETAINING QUALIFIED, HIGHLY SKILLED PERSONNEL.

         We expect the expansion of our business to place a significant strain on our limited managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations, including expansion internationally. We will need to attract and retain highly qualified, technical personnel in order to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified technical personnel on a timely basis, on competitive terms, or at all. Our inability to attract and retain the necessary technical personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

CURRENT CAPACITY CONSTRAINTS MAY REQUIRE US TO EXPAND OUR NETWORK INFRASTRUCTURE AND CUSTOMER SUPPORT CAPABILITIES.

         Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the queries and paid click-throughs we receive. We believe that we will be required to expand our network infrastructure and customer support capabilities to support an anticipated expanded number of queries and paid click-throughs. Any expansion will require us to make significant upfront expenditures for servers, routers, computer equipment and additional Internet and intranet equipment, and to increase bandwidth for Internet connectivity. Any expansion or enhancement will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties, if and when necessary, would materially adversely affect our business, prospects, financial condition and results of operations.

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

OUR TECHNICAL SYSTEMS ARE VULNERABLE TO INTERRUPTION AND DAMAGE.

         A disaster could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users and "hackers" and similar events. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data or render us unable to provide services to our customers. Failure to provide the data communications capacity we require, as a result of human error, natural disaster or other operational disruptions, could cause interruption in our services and websites. The occurrence of any or all of these events could materially adversely affect our business, prospects, financial condition and results of operations.

WE MAY BE UNABLE TO OBTAIN THE INTERNET DOMAIN NAMES THAT WE HOPE TO USE.

         We use certain Internet domain names for our respective products and services which we believe are an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain-name registrars or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Also, we may be unable to acquire or maintain relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies which may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs,

         o    we may lose business to a competitor; and

         o some users of our services may have negative experiences with other companies on their websites that those users erroneously associate with us.

WE MAY BE UNABLE TO PROMOTE AND MAINTAIN OUR BRANDS.

         We believe that establishing and maintaining the brand identities of our services is a critical aspect of attracting and expanding a large client base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high-quality service. If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

OUR INTELLECTUAL PROPERTY RIGHTS MAY NOT BE PROTECTABLE OR OF SIGNIFICANT VALUE IN THE FUTURE.

         We depend upon confidentiality agreements with specific employees, consultants and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid its confidentiality agreements or produce patents and copyrights that would materially adversely affect our business, prospects, financial condition and results of operations.

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

         We own several domestic and foreign trade and service mark registrations related to our products or services, including U.S. Federal Registrations for FINDWHAT.COM(R), MIVA(R) and COMET CURSOR(R) and we have additional registrations pending. Additionally, we use and have common law rights in several other marks. If other companies also claim rights to use the marks we use in our business, we may be required to become involved in litigation or incur an additional expense. Effective service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

         The process and technology we use to operate our FindWhat.com Network is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com Network with the United States Patent and Trademark Office. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, one of the FindWhat.com Network's principal competitors has been granted a patent that may cover our business model and has acquired an issued patent that may be applicable to our business model. See "Our principal competitor may have patent rights which could prevent us from operating the FindWhat.com services in their present form."

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

WE DEPEND ON THE EFFORTS OF OUR KEY PERSONNEL.

         Our success is substantially dependent on the performance of our senior management and key technical personnel. In particular, our success depends substantially on the continued efforts of Craig Pisaris-Henderson, our Chairman, Chief Executive Officer, and President, and Phillip Thune, our Chief Operating Officer and Chief Financial Officer. Currently, we do not have key person life insurance on Messrs. Pisaris-Henderson or Thune and may be unable to obtain such insurance in the near future due to high cost or other reasons. We believe that the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR ARTICLES OF INCORPORATION AUTHORIZE US TO ISSUE ADDITIONAL SHARES OF STOCK.

         We are authorized to issue up to 50,000,000 shares of common stock that may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval. Additionally, at our 2004 annual meeting of stockholders, we are seeking stockholder approval of an amendment to our articles of incorporation that would increase the number of authorized shares of common stock to 200,000,000. The issuance of additional shares of common stock in the future will reduce the proportionate ownership and voting power of current stockholders.

         Our articles of incorporation also authorize us to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities that have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could be used by our board to impede a non-negotiated change in control, even though such a transaction may be beneficial to holders of our securities.

WE DO NOT INTEND TO PAY FUTURE CASH DIVIDENDS.

         We have never paid cash dividends and currently do not anticipate paying cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. The loan agreement we entered into as of February 19, 2004 restricts our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent on our financial condition, results of operations, capital requirements and any other factors that the board of directors decides are relevant.

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

SIGNIFICANT ADDITIONAL DILUTION WILL OCCUR IF OUTSTANDING OPTIONS AND WARRANTS ARE EXERCISED.

         As of March 31, 2004, we have outstanding stock options under our 1999 Stock Incentive Plan to purchase approximately 3,632,817 million shares of common stock at a weighted average exercise price of $5.79 and warrants to purchase approximately 282,500 shares of common stock at a weighted average exercise price of $3.40 per share. To the extent these options or warrants are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion or exchange of these securities, investors may experience additional dilution.

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

     Our success will depend, in part, on our ability to:

         o enhance and improve the responsiveness and functionality of our FindWhat.com Network, our private label service, our merchant services and our Comet products and services;

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

RECENT ACQUISITIONS MAY RESULT IN A DISRUPTION OF OUR EXISTING BUSINESS, DISTRACTION OF MANAGEMENT, AND DIVERSION OF OTHER RESOURCES.

         We recently acquired Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses, and Comet Systems, Inc., a leading provider of connected desktop consumer software. The integrations of Miva and Comet are made more challenging because our historical business has focused on the performance-based marketing industry, and both Miva and Comet require different knowledge and sets of skills than we have needed previously. These integrations may divert management time and resources from our original businesses. It is possible that these integration efforts will not be completed as planned, will take longer to complete or will be more costly than anticipated, any of which could have a material adverse effect on the operations of the combined entity.

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

THE MARKET FOR OUR SERVICES IS UNCERTAIN AND IS STILL EVOLVING.

         Internet marketing and advertising, in general, and advertising through priority placement in keyword-targeted ads in particular, are at early stages of development, are evolving rapidly and are characterized by an increasing number of market entrants. Our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by merchants and consumers. Rapid growth in the use of and interest in the Internet, the Web and online services is a recent phenomenon, and may not continue on a lasting basis. In addition, customers may not adopt, and continue to use, the Internet and other online services as a medium of commerce. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which are dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, prospects, financial condition or results of operations.

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

REGULATORY AND LEGAL UNCERTAINTIES COULD HARM OUR BUSINESS.

         We are not currently subject to direct regulation by any government agency other than laws or regulations applicable generally to e-commerce and businesses. Due to the increasing popularity and use of the Internet and other online services, federal, state and local governments may adopt laws and regulations, or amend existing laws and regulations, with respect to the Internet and other online services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The growth and development of the market for e-commerce may prompt calls for more stringent consumer protection laws and impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations or application of existing laws to the Internet generally or its industry may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition, and results of operations.

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

WE CANNOT PREDICT OUR FUTURE CAPITAL NEEDS AND MAY NOT BE ABLE TO SECURE ADDITIONAL FINANCING.

         Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash as of March 31, 2004, together with cash flows from operations and the availability on our $10.0 million revolving loan, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months, including the cash expected to be used in our announced merger with Espotting. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. On May 6, 2004, we filed a Registration Statement on Form S-3 with respect to the issuance of up to 6 million shares of our authorized but unissued common stock from time to time after such registration statement is declared effective by the Securities and Exchange Commission. Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we may seek to sell additional equity or debt securities or obtain additional bank lines of credit. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

ITEM 4.  CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that our disclosure controls and procedures will timely alert them to material information required to be included in our periodic SEC reports.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         One of the FindWhat.com Network's principal competitors, Overture Services, Inc., purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled "System and method for influencing a position on a search result list generated by a computer network search engine" (U.S. Patent No. 6,269,361, "the `361 patent"). Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that they believe our current bid-for-position pay-per-click business model infringes their patents; however we believe that we do not infringe any valid and enforceable claim of the patents. On January 17, 2002, we filed a complaint to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. Our complaint has been transferred to the District Court for the Central District of California in Los Angeles. As a result, we have asserted our claims for declaratory judgment against Overture for invalidity, unenforceability, and non-infringement of the `361 patent in an answer we filed on March 25, 2003 in the California action, and simultaneously dismissed the transferred New York action without prejudice. This case is now pending before the District Court for the Central District of California in Los Angeles, and the litigation is ongoing. The trial is not expected before December 2004. In addition, on January 23, 2004, we were named as a third party defendant by Overture in an action between Lycos, Inc. and Overture Services, Inc., in the District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third party complaint, Overture alleges that we infringe U. S. Patent 6,269,361, which is the same patent that is involved in the above-referenced litigation pending in the Central District of California.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 1, 2004, we issued 163,550 shares of common stock in connection with our acquisition of Miva Corporation. These shares were issued pursuant to an exemption from registration under Section 3(a) (10) of the Act.

         On March 22, 2004, we issued 837,510 shares of common stock in connection with our acquisition of Comet Systems, Inc. These shares were issued pursuant to an exemption from registration under Regulation D of the Act.

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

     (1)          Exhibits:

Number            Exhibit

2.1### Amended and Restated Agreement and Plan of Merger among FindWhat.com, Who Merger Corp. and Espotting Media Inc., dated February 9, 2004.

2.2*** Agreement and Plan of Merger among FindWhat.com, Close Reach Merger Corp. and Miva Corporation dated September 2, 2003.

2.3##### Amended and Restated Agreement and Plan of Merger among FindWhat.com, Haley Acquisition Corp. and Comet Systems, Inc., dated March 14, 2004.

3.1*              Articles of Incorporation of FindWhat.com (f/k/a Collectibles
                  America, Inc.).

3.2**             Amended and Restated By-laws of FindWhat.com.

3.3*****          Audit Committee Charter.

10.1##/+ Amended and Restated Executive Employment Agreement between FindWhat.com and Craig A. Pisaris-Henderson.

10.2##/+ Amended and Restated Executive Employment Agreement between FindWhat.com and Phillip R. Thune.

10.3######        Loan and Security Agreement by and between Fifth Third Bank, as lender, and FindWhat.com, as borrower, dated February 19, 2004.

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

10.7##/+          Executive Employment Agreement between FindWhat.com and Dave
                  Rae.

10.8              [Reserved.]

10.9## Colonial Bank Plaza office building lease dated January 31, 2002, as amended.

10.10#/+          Executive Employment Agreement between FindWhat.com and
                  Anthony Garcia.

10.11*****/+      Executive Employment Agreement between FindWhat.com and Brenda
                  Agius.

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

*** Incorporated by reference to the exhibit previously filed on January 6, 2004, with FindWhat.com's Form 8-K.

**** Incorporated by reference to the exhibit previously filed August 1, 2002, with FindWhat.com's Form S-8.

***** Incorporated by reference to the exhibit previously filed on March 5, 2004 with FindWhat.com's Form 10-K for the year ended December 31, 2003.

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

##### Incorporated by reference to the exhibit previously filed on April 6, 2004 with FindWhat.com's Form 8-K.

###### Incorporated by reference to the exhibit previously filed on March 12, 2004 with FindWhat.com's Form S-4.

+       Management compensatory contract or plan.

         (b) Reports on Form 8-K

         Report on Form 8-K, dated January 6, 2004, regarding the completion of the acquisition of Miva Corporation (Items 2 and 7), as filed with the Securities and Exchange Commission on January 6, 2004.

         Report on Form 8-K, dated January 9, 2004, regarding the addition of David Londoner to the Board of Directors (Items 5 and 7), as filed with the Securities and Exchange Commission on January 9, 2004.

         Report on Form 8-K, dated February 9, 2004, regarding fourth quarter financial results (Items 7 and 9), as filed with the Securities and Exchange Commission on February 10, 2004.

         Report on Form 8-K, dated February 9, 2004, regarding the execution of an amended merger agreement with Espotting Media Inc. (Items 7 and 9), as filed with the Securities and Exchange Commission on February 10, 2004.

         Report on Form 8-K, dated February 23, 2004, regarding the acquisition of Comet Systems, Inc. (Items 5 and 7), as filed with the Securities and Exchange Commission on February 23, 2004.

         Report on Form 8-K, dated March 23, 2004, regarding the completion of the acquisition of Comet Systems, Inc. (Items 5 and 7), as filed with the Securities and Exchange Commission on March 23, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FINDWHAT.COM

Date: May 7, 2004             By: /s/ Phillip R. Thune
                                 -----------------------------------
                                  Phillip R. Thune
                                  Chief Operating Officer and Chief Financial
                                  Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)