Form 10-Q
period 2004-06-30
FINDWHAT COM INC
filed 2004-08-06
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number: 0-30428

FindWhat.com
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0348835 (I.R.S. Employer Identification No.)

5220 Summerlin Commons Boulevard, Suite 500, Fort Myers, Florida 33907
(Address of principal executive offices, including zip code)

(239) 561-7229
(Registrant’s telephone number, including area code)

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

YES NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES NO

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,113,098 shares of Common Stock, $.001 par value, were outstanding at July 31, 2004.

Back to Contents

FORM 10-Q

FindWhat.com

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets	3
	December 31, 2003 and June 30, 2004 (Unaudited)
	Unaudited Condensed Consolidated Statements of Income	4
	For the Three and Six Months Ended June 30, 2003 and 2004
	Unaudited Condensed Consolidated Statements of Cash Flows	5
	For the Six Months Ended June 30, 2003 and 2004
	Notes to Interim Condensed Consolidated Unaudited	6
	Financial Statements For the Three and Six Months Ended
	June 30, 2003 and 2004
Item 2.	Management’s Discussion and Analysis of Financial	17
	Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	N/A
Item 4.	Controls and Procedures.	39
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	40
Item 2.	Changes in Securities and Use of Proceeds.	40
Item 3.	Defaults Upon Senior Securities.	N/A
Item 4.	Submission of Matters to a Vote of Security Holders.	40
Item 5.	Other Information.	N/A
Item 6.	Exhibits and Reports on Form 8-K.	41
Signature		44

Back to Contents

Item 1. Financial Statements

FindWhat.com
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

ASSETS	June 30, 2004	December 31, 2003

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$53,739	$59,210
Accounts receivable, less allowance for doubtful accounts of $307
and $223 at June 30, 2004 and December 31, 2003, respectively	7,679	5,051
Deferred tax assets	—	180
Note receivable	2,106	2,054
Income taxes receivable	2,989	—
Prepaid expenses and other current assets	4,095	3,312

Total current assets	70,608	69,807

EQUIPMENT AND FURNITURE – NET	5,803	4,695
INTANGIBLE ASSETS – NET	29,281	—
DEFERRED TAX ASSETS	6,515	—
OTHER ASSETS	738	156

Total assets	$112,945	$74,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,307	$7,770
Notes payable – current	4,524	—
Deferred revenue	2,029	1,866
Current portion of long-term debt	141	—
Deferred income tax liabilities	985	—
Rent-related liabilities – current	754	—

Total current liabilities	16,740	9,636

DEFERRED INCOME TAXES	—	600
LONG-TERM DEBT	122	—
RENT-RELATED LIABILITIES	1,525	115

Total liabilities	18,387	10,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 23,141 and 21,428, respectively; outstanding 23,098 and 21,421, respectively	23	21
Additional paid-in capital	76,416	52,884
Treasury stock; 43 and 7 shares at cost, respectively	(804)	(82)
Retained earnings	18,923	11,484

Total stockholders’ equity	94,558	64,307

Total liabilities and stockholders’ equity	$112,945	$74,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

FindWhat.com
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (in thousands, except per share amounts) (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$27,765	$17,511	$52,451	$33,361

Operating expenses
Search serving	1,149	722	1,993	1,332
Marketing, sales and service	14,175	10,091	27,715	19,060
General and administrative	4,194	2,044	7,653	3,798
Product development	1,296	380	1,896	678
Amortization	1,085	—	1,274	—

Total operating expenses	21,899	13,237	40,531	24,868

Income from operations	5,866	4,274	11,920	8,493
Interest income, net	94	84	274	210

Income before provision for income taxes	5,960	4,358	12,194	8,703

Income tax expense	2,323	1,651	4,755	3,301

Net income	$3,637	$2,707	$7,439	$5,402

Net income per share
Basic	$0.16	$0.14	$0.33	$0.29

Diluted	$0.15	$0.12	$0.30	$0.25

Weighted-average number of common shares outstanding
Basic	22,948	19,071	22,423	18,812

Diluted	25,022	21,818	24,532	21,452

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

FindWhat.com
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2004	2003

Cash Flows from Operating Activities
Net income	$7,439	$5,402
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for doubtful accounts	151	61
Depreciation and amortization	2,549	785
Tax benefit of stock option exercises	3,606	—
Deferred income tax expense	224	446
Loss on sale of assets	—	11
Changes in operating assets and liabilities
Accounts receivable	(713)	(605)
Prepaid expenses and other current assets	(1,298)	(1,084)
Income taxes receivable	(2,231)	85
Other assets	(338)	20
Deferred revenue	(99)	(201)
Accounts payable, accrued expenses and other liabilities	(1,884)	2,140

Net Cash Provided by Operating Activities	7,406	7,060

Cash Flows from Investing Activities
Advances under note receivable	—	(2,003)
Proceeds from the sale of assets	—	9
Proceeds from short-term investments	—	3,157
Purchase of businesses, net of cash acquired	(10,880)	—
Purchase of equipment and furniture	(2,027)	(1,684)

Net Cash Used in Investing Activities	(12,907)	(521)

Cash Flows from Financing Activities

Payments made on capital leases and notes payable	(1,334)	(4)
Proceeds received from exercise of stock options and warrants	1,364	5,052

Net Cash Provided by Financing Activities	30	5,048

(Decrease) Increase in Cash and Cash Equivalents	(5,471)	11,587

Cash and Cash Equivalents, Beginning of Period	59,210	17,982

Cash and Cash Equivalents at End of Period	$53,739	$29,569

Supplemental Disclosures of Cash Flow Information:
Interest paid	$32	$3
Income taxes paid	$3,155	$2,414

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy accrued liabilities	$722	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

FindWhat.com
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

NOTE A – NATURE OF BUSINESS

FindWhat.com was organized under the laws of the State of Nevada. FindWhat.com and its wholly-owned subsidiaries, BeFirst Internet Corporation, Miva Corporation (“Miva”), Comet Systems, Inc. (“Comet”) and B&B Advertising, Inc. (“B&B”) are collectively referred to as the Company. Intercompany accounts and transactions have been eliminated in consolidation. The Company creates and offers proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers. As of June 30, 2004, the Company provided three related, proprietary services:

•
FindWhat.com Network™/Private Label. The FindWhat.com Network is a performance-based, keyword-targeted advertisement service that distributes advertisements throughout the Internet each day, primarily in the United States. The Company’s Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using the Company’s turn-key operation, or parts thereof;

•
Primary Traffic. Through Comet, the Company offers services such as connected desktop consumer software, which allow the Company to establish a direct relationship with Internet users. These offered services create a direct source of traffic for the Company’s advertisers and enable the Company to obtain additional information about maximizing paid listings opportunities on the Internet; and

•
Merchant Services. The Company offers commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet. Merchant services include Miva Merchant™, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

As of June 30, 2004, the Company operated principally in the United States.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Basis of Presentation

The consolidated financial statements include the accounts and operations of FindWhat.com and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company can exercise significant influence, but is not the primary beneficiary, are accounted for under the equity method and are included in other assets on the balance sheet.

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

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Back to Contents

NOTE B (continued)

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

4.	Prepaid Expenses and Other Current Assets

As of June 30, 2004, the Company had incurred and capitalized approximately $2.8 million in legal, advisory and transaction costs associated with the merger with Espotting Media Inc., which was completed on July 1, 2004. These and any additional transaction costs will be considered part of the purchase price for accounting purposes upon recording the acquisition.

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

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful lives.

7.	Revenues

Revenues are generated primarily through click-throughs on the Company’s managed advertisers’ paid listings. When an Internet user clicks on a sponsored advertisement in the FindWhat.com Network, revenues are recognized in the amount of the advertiser’s bid price. Revenues are also generated from the Company’s private label service and are recognized in accordance with the contractual revenue share payment agreement as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the Company records FindWhat.com Network click-through revenues gross, and private label revenues net.

Revenue for software licenses is generally recognized as products are shipped. Revenue from support arrangements is recognized ratably over the contract period of the invoice. When a Comet user clicks on a sponsored advertisement on a partner’s network revenues are recognized in the amount of the partner’s fee due to Comet. Non click-through-related revenue from Comet is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

8.	Deferred Revenue

Deferred revenue represents advance deposits made by the Company’s advertisers for future click-throughs for keyword advertisements on the FindWhat.com Network and the unearned portion of support revenues.

Back to Contents

NOTE B (continued)

9.	Fair Value of Financial Instruments

At June 30, 2004, the Company’s financial instruments included cash, cash equivalents, accounts receivable, note receivable, accounts payable, note payable and long-term debt.

The fair values of these financial instruments approximated their carrying values because of the short-term nature of these instruments.

10.	Business Segments

The Company operates in one primary business segment – Performance-based, keyword-targeted advertising, which includes the Company’s FindWhat.com Network/Private Label and Primary Traffic divisions. Due to the immateriality of the Company’s Merchant Services division, separate segment reporting is not required.

11.	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company accounts for stock-based compensation to non-employees using the fair value method set forth in SFAS 123, as amended by SFAS 148, and related interpretations.

The following table summarizes the Company’s pro forma results as if the Company had recorded stock-based compensation expense related to employees and directors for the three and six months ended June 30, 2004 and 2003, using the fair value method of SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net income, as reported	$3,637	$2,707	$7,439	$5,402
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,245)	(649)	(3,128)	(1,033)

Pro forma net income	$2,392	$2,058	$4,311	$4,369

Earnings per share:
Basic – as reported	$0.16	$0.14	$0.33	$0.29

Basic – pro forma	$0.10	$0.11	$0.19	$0.23

Diluted – as reported	$0.15	$0.12	$0.30	$0.25

Diluted – pro forma	$0.10	$0.09	$0.18	$0.20

12.	Advertising Costs

Advertising costs are expensed as incurred.

13.	Income Taxes

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

Back to Contents

NOTE B (continued)

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

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. No impairment losses have been recognized as of June 30, 2004.

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

NOTE C – ACQUISITIONS

Miva

On January 1, 2004, the Company acquired all of the outstanding stock of Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses (SMEs). Through this acquisition, the Company believes it can combine several of its commerce enabling services to provide a more comprehensive business solution to SMEs.

The total purchase price of approximately $6.2 million consisted of $1.3 million in cash consideration, the issuance of a note payable for $1.4 million, the issuance of 163,550 shares of common stock valued at $3.1 million, and direct transaction costs of approximately $0.4 million. For accounting purposes the value of the common stock was based on the average closing price two days prior to the completion of the acquisition. The non-interest bearing note payable is payable in four quarterly installments beginning April 1, 2004 and as of June 30, 2004 the amount owed was $1.0 million. The Company also assumed $2.0 million of Miva’s liabilities.

Back to Contents

NOTE C (continued)

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash acquired	$26
Other tangible assets acquired	245
Intangibles:
Trademarks	278	Indefinite
Customer relationships	1,116	15 years
Service agreements	111	15 years
Reseller agreements	62	15 years
Developed technology	1,429	5 years
Goodwill	4,977	Indefinite
Liabilities assumed	(2,042)

Total	$6,202

Amortization expense related to Miva’s identifiable intangible assets with definite lives was $186,000 for the six month period ended June 30, 2004. As of June 30, 2004, future amortization expense related to the Miva acquisition for each of the next five years is expected to be: 2004—$186,000, 2005—$372,000, 2006—$372,000, 2007—$372,000 and 2008—$372,000.

Comet

On March 22, 2004, the Company acquired all of the outstanding stock of Comet, a leading provider of connected desktop consumer software. Through Comet, the Company has access to the millions of consumers who have voluntarily downloaded Comet software and search functionality directly onto their personal computers. This direct connection to the end consumer should allow the Company to gain a greater understanding of consumer behavior on the Internet, helping enhance its keyword-targeted, performance-based advertising service.

The total purchase price of approximately $23.9 million consisted of $8.1 million in cash consideration, the issuance of 837,510 shares of common stock valued at $15.4 million, and direct transaction costs of approximately $0.4 million. For accounting purposes the value of the common stock was based on the Company’s average closing stock price for the date of the completion of the acquisition and the two trading days prior to the closing date. Comet stockholders may receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005. No amount for this “earn out” has been recorded as of June 30, 2004.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash	$3,350
Other tangible assets	2,590
Deferred tax assets	10,856
Intangibles:
Trademarks	100	Indefinite
Websites and domain names	800	Indefinite
Patents	600	10 years
Customer relationships	1,300	8 months
License and distribution agreements	30	1 year
Partner agreements	30	1 year
Developed technology	7,900	5 years
Goodwill	4,161	Indefinite
Deferred tax liabilities	(4,681)
Liabilities assumed	(3,132)

Total	$23,904

Back to Contents

NOTE C (continued)

Amortization expense related to Comet’s identifiable intangibles with definite lives was $1.0 million for the six month period ended June 30, 2004. As of June 30, 2004, future amortization expense related to the Comet acquisition for each of the next five years is expected to be: 2004—$1,614,000, 2005—$1,653,000, 2006—$1,640,000, 2007—$1,640,000 and 2008—$1,640,000.

The Company expects to treat the Comet acquisition as a stock acquisition for tax purposes and hence will have different book and tax bases in the acquired assets. As a result, the Company recognized deferred tax assets of $10.9 million, $10.0 million of which relates to Comet’s net operating loss carryforwards and $0.9 million of which relates to other liabilities. The Company’s annual utilization of Comet’s losses is limited due to the section 382 change in control rules of the Internal Revenue Code, and the Company has considered this in establishing the initial deferred tax assets. Additionally, the Company recognized $4.7 million in deferred tax liabilities in purchase accounting for the tax effect of the different book and tax bases of the acquired intangibles other than goodwill.

B&B Advertising

On June 4, 2004, the Company acquired certain assets of B&B Enterprises, Inc., which the Company refers to as BBE. The assets the Company purchased were comprised of BBE’s proprietary client tools, distribution partner interfaces and implementation software used within its performance-based, keyword-targeted advertising business. The acquisition was made pursuant to an asset purchase agreement with BBE and its shareholders. This new FindWhat.com Network operating unit is B&B Advertising, Inc. (“B&B”). This acquisition will allow the FindWhat.com Network to target small distribution partners through the related proprietary tools and processes.

The total purchase price of approximately $8.2 million consisted of $4.0 million in cash consideration, issuance of a note payable for $3.5 million, consulting agreements with the two founders of BBE for an aggregate consideration of $0.5 million and direct transaction costs of approximately $0.2 million. BBE may receive up to an additional $10.3 million in cash based on B&B’s achieving certain performance targets in 2004 and 2005. The $3.5 million note payable represents an advance on the contingent “earn out” and is due on September 4, 2004. The remaining $6.8 million “earn out” is payable quarterly, thereafter, as the performance targets are met; no amount for this portion of the contingent “earn out” has been recorded as of June 30, 2004.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash acquired	$103
Other tangible assets acquired	558
Intangibles:
Trademarks	400	Indefinite
Domain names	220	Indefinite
Customer relationships	100	1 year
Affiliate contracts	2,700	7 years
Developed technology	2,100	5 years
Goodwill	2,164	Indefinite
Liabilities assumed	(127)

Total	$8,218

Amortization expense related to B&B’s identifiable intangibles with definite lives was $75,000 for the six month period ended June 30, 2004. As of June 30, 2004, future amortization expense related to the B&B acquisition for each of the next five years is expected to be: 2004—$453,000, 2005—$847,000, 2006—$806,000, 2007—$806,000 and 2008—$806,000.

Back to Contents

NOTE C (continued)

Summary

The results of operations of Miva, Comet and B&B have been included in the Company’s statements of operations since the completion of the acquisitions on January 1, 2004, March 22, 2004 and June 4, 2004, respectively. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Miva, Comet and B&B occurred on January 1st of each year (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net revenues	$28,700	$20,577	$57,498	$39,533
Net income	$3,883	$1,116	$7,729	$3,401
Net income per share – basic	$0.17	$0.06	$0.34	$0.17
Net income per share – diluted	$0.16	$0.05	$0.31	$0.15

The pro forma results for the three and six months ended June 30, 2003 include a $1.8 million charge ($.05 per diluted share, after tax) related to unused office space under Comet’s current operating lease.

NOTE D – JOINT VENTURE

ThomasB2B.com

On April 1, 2004, the Company entered into a joint venture with Thomas Global Register, LLC (“Thomas”), a leading publisher of global business-to-business (“B2B”) Internet directories, and a division of Thomas Publishing Company LLC. Under the terms of the agreement, the Company and Thomas established ThomasB2B.com LLC, which will power a marketplace listings service using the Company’s Private Label service. The Company made an initial capital contribution of $338,000 on April 1, 2004 for its 50% membership interest and anticipates making additional capital contributions at least through January 1, 2005 up to $965,000. The terms of the joint venture agreement provide that the Company’s losses will be limited to the extent of the Company’s capital contributions. The investment in ThomasB2B.com is being accounted for using the equity method. As of June 30, 2004, the carrying value of the investment was approximately $319,000 and is recorded in other assets. The Company’s portion of the net losses of the joint venture was $75,000 for the three months ended June 30, 2004 and is included in general and administrative expenses.

NOTE E – PER SHARE DATA

For the three and six months ended June 30, 2004 there were 176,000 and 27,000 weighted average outstanding stock options, at exercise price ranges of $20.10 – $26.81 and $21.55 – $26.81, respectively, which were excluded from the dilutive earnings per share calculation because their effect would be anti-dilutive.

The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Weighted-average number of common shares outstanding-basic	22,948	19,071	22,423	18,812

Dilution from stock options and warrants	2,074	2,747	2,109	2,640

Weighted-average number of common shares and potential common shares outstanding – diluted	25,022	21,818	24,532	21,452

Back to Contents

NOTE F – LITIGATION

One of the FindWhat.com Network’s principal competitors, Overture Services, Inc., a subsidiary of Yahoo!, purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is titled “System and method for influencing a position on a search result list generated by a computer network search engine.” Additionally, Overture Services has announced it acquired an issued patent that may apply to the Company’s current bid-for-position pay-per-click business model. Overture Services has advised the Company that it believes the Company’s current bid-for-position, pay-per-click business model infringes the `361 patent. However, the Company believes that it does not infringe any valid and enforceable claim of Overture Services’ patents.

On January 17, 2002, the Company filed a complaint against Overture Services to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture Services commenced litigation against the Company in the District Court for the Central District of California in Los Angeles, alleging that the Company is infringing the `361 patent. In the litigation, the Company is seeking a declaration that the `361 Patent is invalid and unenforceable and not infringed by the Company, and Overture Services is seeking a permanent injunction against any act by the Company deemed by the court to infringe Overture Services’ `361 Patent, an award of unspecified monetary damages, and attorney’s fees, costs, and expenses. The Company’s complaint has been consolidated with Overture Services’ action and the entire case is ongoing in the District Court for the Central District of California in Los Angeles, with trial currently scheduled for the first half of 2005. In addition, on January 23, 2004, the Company was named as a third-party defendant by Overture Services in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third-party complaint, Overture Services alleges that the Company infringes the `361 patent.

The Company is also aware that Overture Services has pending patent applications in Europe. If these patents were to issue, Overture Services could attempt to assert the patents against the Company’s European operations, including those conducted by Espotting (see Note J).

If it is determined that the Company’s bid for position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, the Company’s business, prospects, financial condition and results of operations could be materially and adversely affected and the Company could be subject to damages and forced to obtain a license from Overture Services or revise the Company’s business model. The Company can offer no assurance that a license would be available on acceptable terms or at all, or that the Company will be able to revise its business model economically, efficiently, or at all.

The Company has been made aware that a purported class action lawsuit may have been filed against the Company and others in our sector in the Superior Court of the State of California in early August 2004 by plaintiffs “on behalf of themselves, all others similarly situated, and/or the general public” alleging certain causes of action relating to internet gambling advertising. The Company will undertake a complete review of these allegations as further details become available, and expect to vigorously defend the Company. No amounts for losses have been accrued in the June 30, 2004 financial statements.

The Company expenses all legal fees for litigation as incurred, and is a defendant in various legal proceedings from time to time, regarded as normal to its business and, in the opinion of management, based on its view that the Company does not infringe upon any valid and enforceable claims of the patents held by Overture Services, the ultimate outcome of such proceedings, including the Overture Services matter as discussed above, are not expected to have a material adverse effect on the Company’s financial position or the results of its operations. As such, no accruals for losses have been made related to the Company’s legal proceedings.

Back to Contents

NOTE G – DEBT

Revolving Loan

As of February 19, 2004, the Company entered into a $10.0 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 2.75 basis points per annum and are secured by substantially all of the Company’s assets. The initial commitment fee was $25,000 and there are no other continuing fees.

The loan agreement includes various financial covenants which require the Company to maintain liquidity, to comply with certain financials ratios and limit the Company’s ability to incur additional debt or pay dividends.

As of June 30, 2004, the Company has made no borrowings under this loan facility.

Seller Note Payable

Prior to the Company’s acquisition of Comet, Comet purchased the domain names associated with Screensavers.com, Inc., which requires monthly installments of $12,500 until April 2006 pursuant to a non-interest bearing note.

The following table summarizes the Company’s long-term debt (in thousands):

	June 30,	June 30,
	2004	2003

Obligation to Screensavers.com, principal and interest payable monthly – net of discount of $12	$263	$—
Less current portion – net of discount of $8	(141)	—

Long-term debt	$122	$—

The following table summarizes future payments to Screensavers.com as of June 30, 2004 (in thousands):

2004	$75
2005	150
2006	50

$275

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company’s largest ongoing contractual cash payments are to its distribution partners, which are funded by payments from the Company’s advertisers for the paid click-throughs (visitors) delivered to them via the Company’s distribution partners. As of June 30, 2004, none of these agreements have minimum payment amounts.

The Company has contingent liabilities for “earn-outs” related to the Comet and B&B acquisitions. Comet stockholders may receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005. No amount for this “earn out” has been recorded as of June 30, 2004. BBE may receive up to an additional $10.3 million in cash based on B&B’s achieving certain performance targets in 2004 and 2005. The $3.5 million note payable represents an advance on the contingent “earn out” and is due on September 4, 2004. The remaining $6.8 million “earn out” is payable quarterly, thereafter, as the performance targets are met; no amount for this portion of the contingent “earn out” has been recorded as of June 30, 2004.

Back to Contents

NOTE H (continued)

When the Company acquired Comet in March 2004, the Company assumed Comet’s obligation under an operating lease agreement for its office space in New York, NY. The lease includes fixed increases in the lease payments, and expires in February 2007. Consistent with the conclusions of Comet’s management, the Company preliminarily believes that the amount of space leased exceeds its current and projected needs. As a result, the net present value of the remaining lease obligation for the excess space was recorded in purchase accounting, at an amount of approximately $1.6 million. Additionally, the Company believes the Comet lease obligation is at an above-market rate as of March 2004, and hence the Company has also recorded a liability related to the portion of the space in use for $0.7 million in purchase accounting.

The Company’s obligations regarding future minimum payments under non-cancelable operating leases are as follows at June 30, 2004 (in thousands):

Operating Leases

2004	$1,038
2005	2,084
2006	1,942
2007	989
2008	782
Thereafter	3,200

$10,035

NOTE I – STOCKHOLDERS’ EQUITY

     The following table shows stockholders’ equity activity for the six months ended June 30, 2004 (in thousands):

	Preferred Stock		Common Stock		Additional Paid-In	Treasury	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	Earnings	Total

Balance as of January 1, 2004	—	$—	21,428	$21	$52,884	$(82)	$11,484	$64,307
Issuance of common stock in connection with business acquisitions	—	—	1,001	1	18,563	—	—	18,564
Issuance of common stock in connection with exercises of stock options and warrants	—	—	712	1	1,363	—	—	1,364
Treasury stock received to satisfy accrued liabilities						(722)		(722)
Tax benefit of exercise of stock options	—	—	—	—	3,606	—	—	3,606
Net Income	—	—	—	—	—	—	7,439	7,439

Balance at June 30, 2004	—	$—	23,141	$23	$76,416	$(804)	$18,923	$94,558

Back to Contents

NOTE J – SUBSEQUENT EVENT

On July 1, 2004, the Company acquired all of the outstanding stock of Espotting Media Inc. (“Espotting”), a leading paid listings provider in Europe, pursuant to a merger of the Company’s wholly-owned subsidiary, Who Merger Corp., with and into Espotting.

The total purchase price of approximately $183.4 million consisted of $11.5 million in cash consideration subject to finalization of the net asset adjustment, the issuance of 6,999,995 shares of common stock valued at $155.7 million, options to purchase 689,252 shares of the Company’s common stock at a weighted average exercise price of $5.10, in exchange for options and warrants held by Espotting employees and affiliates valued at $12.7 million, and estimated direct transaction costs of approximately $3.5 million. The value of the common stock was based on the Company’s average closing stock price for the date of the completion of the acquisition and the two trading days prior to the closing date for accounting purposes. The value of the stock options was based on the fair value of the Companies options using the Black-Scholes method.

The Company advanced $2.0 million of cash to Espotting in June 2003, in the form of an unsecured promissory note bearing interest at 5% per annum. The note and accrued interest were deducted from the cash component of the merger consideration.

The Company had $2.8 million of deferred costs related to the Espotting acquisition at June 30, 2004. These and any additional transaction costs will be included as part of the purchase price for accounting purposes upon recording the acquisition.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis or plan of operation contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates”, “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Business Risks” included herein.

Overview

We create and offer proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers.

To accomplish this full circle e-commerce offering, as of June 30, 2004 we provided three related, proprietary services:

•
FindWhat.com Network™/Private Label. The FindWhat.com Network is a performance-based, keyword-targeted advertisement service that distributes advertisements throughout the Internet each day, primarily in the United States. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using our turn-key operation, or parts thereof;

•
Primary Traffic. Through Comet, we offer services such as connected desktop consumer software, which allow us to establish a direct relationship with Internet users. These offered services create a direct source of traffic for our advertisers and enable us to obtain additional information about maximizing paid listings opportunities on the Internet; and

•
Merchant Services. We offer commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet. Merchant services include Miva Merchant™, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

Our primary focus is developing online marketplaces that connect the prospects that are most likely to purchase specific goods and services to the advertisers that provide those goods and services. Advertisers create advertisements, or keyword-targeted ads, which are comprised of titles, descriptions, URL links and relevant keywords or keyword phrases. For each keyword, advertisers determine what price they are willing to pay for a qualified click-through. The pricing process is an open, automated, bid-for-position system. The highest bidder for a particular keyword or phrase receives the first place position, with all other bidders on that same keyword or phrase listed in descending bid order.

Along with our private label partners we distribute advertisements to millions of Internet users each day, often in direct response to search or directory queries through the FindWhat.com Network. The FindWhat.com Network consists primarily of third-party search engines, websites, applications and other traffic sources, which serve as distribution partners for our advertisers’ listings. We recognize 100% of the revenue from paid click-throughs on the sites of the distribution partners in the FindWhat.com Network, and then share that revenue with those distribution partners. We recognize only our share of the revenue generated from private label initiatives. With both the FindWhat.com Network and our private label offering, our services create a source of revenue and relevant keyword-targeted ads for our partners, while providing our managed advertisers with exposure to potential customers across the Internet.

Our sources of primary traffic can show keyword-targeted advertisements from the FindWhat.com Network, from our private label initiatives or from third-party providers of paid listings.

Through our merchant services division, which includes software and services offered by Miva, we have broadened our range of services to help online businesses.

Back to Contents

Recent Developments

On August 5, 2004, we announced the signing of a Private Label agreement with Yellow Pages Group, a leading telephone directory publisher in Canada, to power a performance-based, keyword-targeted advertisement service in Canada, which is expected to launch in the Fall of 2004.

On July 21, 2004, we announced that Mitsui & Co., Ltd. launched its new pay-per-click advertising service in Japan, utilizing our technology and operations expertise through our Private Label service. The new paid listing service, “LISTOP”, is initially available to companies working through the major Internet advertising agencies in Japan. LISTOP operates similarly to the FindWhat.com Network™, as it will aggregate advertisers and distribution partners to create an online marketplace.

On July 1, 2004, we acquired all of the outstanding stock of Espotting Media Inc., a leading paid listings provider in Europe, pursuant to a merger of our wholly-owned subsidiary, Who Merger Corp., with and into Espotting. The total purchase price of approximately $183.4 million consisted of $11.5 million in cash consideration subject to finalization of the net asset adjustment, the issuance of 6,999,995 shares of common stock valued at $155.7 million, options to purchase 689,252 shares of our common stock at a weighted average exercise price of $5.10, in exchange for options and warrants held by Espotting employees and affiliates valued at $12.7 million, and estimated direct transaction costs of approximately $3.5 million. The value of the common stock was based on our average closing stock price for the date of the completion of the acquisition and the two trading days prior to the closing date for accounting purposes. The value of the stock options was based on the fair value of our options using the Black-Scholes method.

On June 4, 2004, we acquired certain assets of B&B Enterprises, Inc., which the we refer to as BBE. The assets we purchased were comprised of BBE’s proprietary client tools, distribution partner interfaces and implementation software used within its performance- based, keyword-targeted advertising business. The acquisition was made pursuant to an asset purchase agreement with BBE and its shareholders. This new FindWhat.com Network operating unit is B&B Advertising, Inc. (“B&B”). This acquisition will allow the FindWhat.com Network to target small distribution partners through the related proprietary tools and processes. The total purchase price of approximately $8.2 million consisted of $4.0 million in cash consideration, issuance of a note payable for $3.5 million, consulting agreements with the two founders of BBE for an aggregate consideration of $0.5 million and direct transaction costs of approximately $0.2 million. BBE may receive up to an additional $10.3 million in cash based on B&B’s achieving certain performance targets in 2004 and 2005. The $3.5 million note payable represents an advance on the contingent “earn out” and is due on September 4, 2004. The remaining $6.8 million “earn out” is payable quarterly, thereafter, as the performance targets are met; no amount for this portion of the contingent “earn out” has been recorded as of June 30, 2004.

On April 6, 2004, we entered into an agreement with Ingenio, Inc., the leading provider of search and directory monetization products and services that seamlessly bridge telephony and the Internet. Under the terms of the agreement, we plan to incorporate Ingenio’s technology, processes and systems to offer the Pay Per Call advertising platform and services to our advertisers, distributed through the FindWhat.com Network. Additionally, together with Ingenio, we plan to develop and co-market a unified pay-per-click and Pay Per Call solution (PPC2™) to companies seeking to utilize both forms of performance-based advertising opportunities.

On April 1, 2004, we entered into a joint venture with Thomas Global Register, LLC, a leading publisher of global business-to-business (“B2B”) Internet directories for industrial products and services, and a division of Thomas Publishing Company LLC. The name of the joint venture is Thomas B2B.com LLC, and it will use our private label service to offer performance-based paid listings for sellers of industrial B2B products and services. We account for this investment using the equity method of accounting.

On March 22, 2004, we acquired all of the outstanding stock of Comet Systems, Inc., a leading provider of connected desktop consumer software, pursuant to a merger of Comet with and into our wholly-owned subsidiary. We issued Comet stockholders 837,510 shares of our common stock and paid them approximately $8.1 million in cash, subject to certain escrow requirements. Comet stockholders may receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005. No additional amount for this “earn out” has been recorded as of June 30, 2004.

Back to Contents

On March 1, 2004, Verizon Information Services’ SuperPages.com launched a redesigned website, adding bid-for-position, pay-per-click advertisements to its online yellow pages listings. Through a Private Label agreement, we provide the technology and business operations expertise to support these new enhanced local SuperPages.com advertising services. The services employ our existing infrastructure and systems, and the technology resides on our globally redundant data centers

As of February 19, 2004, we entered into a $10.0 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 2.75 basis points per annum and are secured by substantially all of our assets. The initial commitment fee was $25,000 and there are no other continuing fees. To date, we have not utilized any of the revolving loan.

On January 1, 2004, we acquired all of the outstanding stock of Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses, based in San Diego, California. We issued Miva stockholders 163,550 shares of our common stock and paid them approximately $1.3 million in cash, we issued a $1.4 million note payable and we assumed approximately $2.0 million in Miva liabilities.

Among other things, our growth rate and results depend on our continued ability to:

•	grow our U.S. performance-based marketing business;

•	expand our performance-based marketing business geographically and as applicable, extend into new markets;

•	grow our commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers; and

•	complete, integrate and pursue additional strategic initiatives.

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

The largest component of our expenses relate to marketing costs incurred to attract consumers and businesses to our advertisers’ websites through our distribution partners on our FindWhat.com Network. In order to significantly increase revenues, we will be required to expand our operations, including hiring additional management and staff, and enhancing our overall technical infrastructure and facilities. The proposed increases in capital and expenditures will significantly increase future operating expenses.

Organization of Information

Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of operations

•	Liquidity and capital resources

•	Contractual obligations

•	Use of estimates and critical accounting policies

Back to Contents

RESULTS OF OPERATIONS

Three and six months ended June 30, 2004 and 2003

Our fiscal year is from January 1 through December 31. We commercially launched the FindWhat.com Network in September 1999, our first private label agreement commenced in September 2002 and we acquired Miva in January 2004, Comet in March 2004 and B&B in June 2004. When making comparisons between the three and six months ending June 30, 2004 and 2003, readers should note that the results of operations of Miva, Comet and B&B have been included in our statements of operations since the completion of the acquisitions on January 1, 2004, March 22, 2004 and June 4, 2004, respectively, and generated increases in our revenue and operating expenses for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. For the three months ended June 30, 2004, Miva, Comet and B&B contributed less than $4 million to our reported consolidated revenue. The operations of Miva, Comet and B&B are being integrated with our operations accordingly, their future stand-alone impact may be difficult to isolate. Readers should also note that we do not anticipate our historical growth rates to continue.

Revenue

Revenue was approximately $27.8 million for the three months ended June 30, 2004, compared to approximately $17.5 million for the three months ended June 30, 2003. Revenue for the six months ending June 30, 2004 was approximately $52.5 million, as compared to $33.4 million for the six months ending June 30, 2003. The increase in our overall revenue primarily relates to the increase in our FindWhat.com Network and Primary Traffic services revenue as a result of: adding new distribution partners; expanding our relationships with our existing distribution partners; increasing the amount advertisers spend with us for traffic from our distribution partners; and the Comet acquisition.

During the three and six months ending June 30, 2004 and 2003, no advertiser represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, Internet traffic purchases from two distribution partners represented over 10% of total revenue for each of the three and six months ended June 30, 2004 and 2003. Revenue from our Private Label service was less than 5% of our total revenue for the three and six months ended June 30, 2004.

Operating Expenses

Search Serving – Search serving expense consists primarily of costs associated with designing and maintaining the technical infrastructure which supports our various services and fees paid to telecommunications carriers for Internet connectivity. Costs associated with the technical infrastructure which supports our various services include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment and software license fees.

Search serving expense increased to approximately $1.1 million for the three months ended June 30, 2004, compared to approximately $0.7 million for the three months ended June 30, 2003. Search serving expense increased to approximately $2.0 million for the six months ending June 30, 2004, as compared to approximately $1.3 million for the six months ending June 30, 2003. The increase was due primarily to increases in depreciation of equipment and personnel expense. We anticipate search serving expense will continue to increase as our traffic and number of managed active advertiser accounts increase, and as we complete and integrate strategic initiatives.

Marketing, Sales and Service – Marketing, sales and service expense consists primarily of:

•	revenue-sharing or other arrangements with our FindWhat.com Network distribution partners;

•	advertising expenditures;

•	promotional expenditures such as sponsorships of seminars, trade shows and expos;

•	referral fees and other expenses to attract advertisers to our services;

•	fees to marketing and public relations firms; and

•
payroll and related expenses for personnel engaged in marketing, advertiser solutions, business development, sales functions, affiliate relations, business affairs, corporate development and credit transactions.

Our marketing, sales and service expense was approximately $14.2 million for the three months ended June 30, 2004, compared to $10.1 million for the three months ended June 30, 2003. Marketing, sales and service expense increased to approximately $27.7 million for the six months ending June 30, 2004, as compared to $19.1 million for the six months ending June 30, 2003.

The increase in marketing, sales and service expense was related primarily to increases in:

•	revenue-sharing payments and other fees paid to our FindWhat.com Network distribution partners, which increase as our revenue increases;

•
personnel costs due to expanding the number of business development, corporate development, marketing, advertiser solutions, credit transactions, affiliate relations, business affairs and sales personnel;

•	advertising;

•	consulting fees; and

•	travel.

Back to Contents

Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales and service expense. We believe that continued investment in marketing, sales and service – including attracting advertisers to utilize the FindWhat.com Network, attracting distribution partners to display our keyword-targeted ads, obtaining additional private label partners or other third parties to provide paid listings powered by us and obtaining users for Comet’s and Miva’s services – is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

General and Administrative – General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services; expenses and fees associated with the reporting and other obligations of a public company; travel costs; depreciation of furniture and equipment not related to search serving or product development activities; and other general and administrative services. Fees for professional services include payments to lawyers, accountants, tax advisors and other professionals in connection with operating our business, supporting litigation (including our litigation with Overture Services) and evaluating and pursuing new opportunities.

General and administrative expenses increased to approximately $4.2 million for the three months ended June 30, 2004, compared to approximately $2.0 million for the three months ended June 30, 2003. General and administrative expense increased to approximately $7.7 million for the six months ending June 30, 2004, as compared to $3.8 million for the six months ending June 30, 2003.

The increase in general and administrative expenses was due primarily to increases in professional fees, personnel costs, rent, credit card fees, depreciation on furniture and equipment, and expenses relating to being a public company.

We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, as we litigate patent-related lawsuits with Overture Services and as we evaluate and pursue new opportunities. We now believe that litigation expenses related to the Overture Services suits could cost between $750,000 and $1.0 million per quarter until it is resolved. The trial is currently scheduled to begin in the first half of 2005.

Product Development – Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality for our proprietary services and depreciation for related equipment used in product development. Product development expense was approximately $1.3 million for the three months ended June 30, 2004, as compared to approximately $0.4 million for the three months ended June 30, 2003. Product development expense was approximately $1.9 million for the six months ending June 30, 2004, as compared to $0.7 million for the six months ending June 30, 2003. The increase was primarily due to increases in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

Amortization – Amortization expense for the three and six months ended June 30, 2004 relates primarily to the amortization of intangible assets associated with the acquisitions of Miva, Comet and B&B on January 1, 2004, March 22, 2004 and June 4, 2004, respectively. We expect to continue purchasing assets or businesses, which may result in the creation of intangible assets and additional amortization expense.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was approximately $94,000 for the three months ended June 30, 2004 compared to approximately $84,000 for the three months ended June 30, 2003. Net interest income was approximately $274,000 for the six months ending June 30, 2004, as compared to $210,000 for the six months ending June 30, 2003. The increase in interest income was due to higher average cash and cash equivalent balances.

Back to Contents

Income Taxes

Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictates our ability to realize our tax assets.

We expect to treat the Comet acquisition as a stock acquisition for tax purposes and hence will have different book and taxes bases. As a result, we recognized deferred tax assets of $10.9 million, $10.0 million of which relates to Comet’s net operating loss (NOL) carryforwards and $0.9 million of which relates to other liabilities. Additionally, we recognized $4.7 million in deferred tax liabilities in purchase accounting for the tax effect of the different book and tax bases of the acquired intangibles other than goodwill. Based on projections of future taxable income and considering the section 382 change in control rules of the Internal Revenue Code, we believe it is more likely than not that the NOL’s related to Comet will be realized before their expiration.

For the three months ended June 30, 2004 we recorded a tax provision of $2.3 million. For the six months ending June 30, 2004 we recorded a total income tax provision of approximately $4.8 million, which represents an approximate 39% effective tax rate, our current approximate statutory tax rate. For the three months ended June 30, 2003, we recorded a tax provision of approximately $1.7 million. For the six months ending June 30, 2003 we recorded a total income tax provision of approximately $3.3 million, which represents an approximate 38% effective tax rate, which was our approximate statutory tax rate.

Net Income

As a result of the factors described above, we generated net income of approximately $3.6 million, or $0.16 per basic share and $0.15 per diluted share, for the three months ended June 30, 2004, as compared to net income of $2.7 million, or $0.14 per basic share and $0.12 per diluted share, for the three months ending June 30, 2003. For the six months ending June 30, 2004, we generated net income of $7.4 million, or $0.33 per basic share and $0.30 per diluted share, as compared to net income of $5.4 million, or $0.29 per basic share and $0.25 per diluted share, for the six months ending June 30, 2003.

Diluted weighted average common shares outstanding increased 3.2 million shares from 21.8 million shares for the three months ended June 30, 2003 to 25.1 million shares for the three months ended June 30, 2004. Diluted weighted average common shares outstanding increased 3.1 million shares from 21.5 million shares for the six months ended June 30, 2003 to 24.5 million shares for the six months ended June 30, 2004. The increase in shares is due to the weighted impact of 1.0 million shares issued in July 2003 related to a private placement, approximately 1.0 million shares issued during the six months ended June 30, 2004 to acquire Miva and Comet, and shares issued related to the exercise of options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. From inception through June 30, 2004, we have raised net proceeds of approximately $33.6 million through private equity financings, and received approximately $10.8 million in proceeds from the exercise of warrants and options.

Beginning in the second quarter of 2001, we began generating cash flows from operations. In 2001, our cash flows provided by operations were approximately $4.1 million. We continued to generate cash during 2002 and 2003, with cash flows from operations of approximately $11.7 million and $15.5 million, respectively. For the six months ending June 30, 2004 we generated cash flows from operations of $7.4 million.

We currently generate positive cash flows from our operations primarily due to the increase in the number of advertisers bidding for keyword-targeted ads in the FindWhat.com Network, and the increase in the number of distribution partners displaying our keyword ads, along with increases in the number of paid click-throughs delivered by existing distribution partners. If we fail to continue to provide our managed advertisers with high quality click-throughs (or visitors to their websites), they may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners with competitive keyword-targeted advertisements in terms of the average revenue per paid click-through, the revenue share paid to the distribution partners, the relevancy and coverage of our keyword ads, and the speed of delivery of such ads, our partners may display fewer FindWhat.com Network results, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. The number and quality of providers of keyword-targeted ads is increasing, which may adversely impact our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners. Any of these circumstances may reduce our revenue and cash flows.

Back to Contents

Net cash provided by operating activities totaled approximately $7.4 million for the six months ended June 30, 2004, compared to approximately $7.1 million for the six months ending June 30, 2003. The net cash provided in the six months ended June 30, 2004 was based primarily on net income of approximately $7.4 million plus the tax benefit of stock option exercises of $3.6 million and the recognition of depreciation and amortization expense for the period of approximately $2.5 million. The increase in cash for the period was partially offset by an increase in income taxes receivable of approximately $2.2 million, a decrease in accounts payable, accrued expenses and other liabilities of approximately $1.9 million, an increase in prepaid expenses and other current assets of $1.3 million and an increase in accounts receivable (adjusted by the increase in the allowance for doubtful accounts) of approximately $0.7 million. Income taxes receivable increased due to the tax benefit related to stock option exercises. The decrease in accounts payable, accrued expenses and other liabilities is primarily due to payments to reduce liabilities assumed in the Miva acquisition. Accounts receivable increased from December 31, 2003 to June 30, 2004 as revenue increased over the same period. The use of cash related to prepaid expenses and other current assets is primarily due to an increase of capitalized acquisition costs of approximately $0.7 million to a total of $2.8 million in legal, advisory and transaction costs associated with our merger with Espotting. On July 1, 2004, our merger with Espotting was completed, and as a result, these and any additional transaction costs will be considered part of the purchase price.

Net cash used in investing activities totaled approximately $12.9 million for the six months ended June 30, 2004, and consisted of $10.9 million for the purchase of Comet, Miva and B&B, net of cash acquired, and approximately $2.0 million in capital expenditures for equipment, furniture and fixtures.

Net cash provided by financing activities totaled approximately $30,000 for the six months ended June 30, 2004. During the six months ended June 30, 2004, we received approximately $1.4 million from the exercise of stock options and warrants, partially offset by the use of cash for debt reduction during the same period of $1.3 million related to payments on capital leases and notes payable assumed in our acquisition of Miva.

Prior to our acquisition of Comet on March 22, 2004, Comet purchased the domain names associated with Screensavers.com, Inc. which requires monthly installment payments of $12,500 until April 2006.

As of February 19, 2004, we entered into a $10.0 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 2.75 basis points per annum and are secured by substantially all of our assets. The initial commitment fee was $25,000 and there are no other continuing fees. As of June 30, 2004 we have made no borrowings under this loan facility.

Our principal sources of liquidity consisted of approximately $53.7 million of cash and cash equivalents as of June 30, 2004, along with the availability of $10.0 million on our revolving loan. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.

We are engaged in patent litigation with one of our largest performance-based advertising competitors, Overture Services, Inc., a subsidiary of Yahoo!. We believe that this litigation will not be resolved until mid-2005, and will require between $750,000 and $1.0 million per quarter in legal expenses until it is resolved. We previously indicated that the legal expenses would require approximately $1.0 million per annum. However, since January 1, 2004, we have experienced significantly higher legal fees in connection with this litigation in preparation for the 2005 trial date. Our patent litigation with Overture Services may be time-consuming, expensive and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid for position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently, or at all.

On July 1, 2004, we acquired all of the outstanding stock of Espotting, a leading paid listings provider in Europe, pursuant to a merger of our wholly-owned subsidiary, Who Merger Corp., with and into Espotting. We issued Espotting stockholders a total of 6,999,995 shares of our common stock, after reduction due to the elimination of fractional shares, and paid them approximately $11.5 million in cash, in accordance with a net asset adjustment, subject to certain escrow requirements. We also issued options to purchase 689,252 shares of FindWhat.com common stock, at a weighted average exercise price of $5.10, in exchange for options and warrants held by Espotting employees and affiliates.

Back to Contents

We currently anticipate that our cash and cash equivalents as of June 30, 2004, together with cash flows from operations and the availability on our revolving loan, will be sufficient to meet our anticipated liquidity needs for working capital, acquisitions and capital expenditures over the next 12 months, including the $11.5 million of cash consideration in our merger with Espotting. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. On May 6, 2004, we filed a Registration Statement on Form S-3 with respect to the possible future issuance of up to 6 million shares of our authorized but unissued common stock from time to time. Our future liquidity and capital requirements will depend upon numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to increase our revolving loan. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Business Risks” below.

CONTRACTUAL OBLIGATIONS

Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. None of these agreements have minimum payment amounts.

We have contingent liabilities for “earn-outs” related to the Comet and B&B acquisitions. Comet stockholders may receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005. No amount for this “earn out” has been recorded as of June 30, 2004. The terms of the B&B agreement include a $10.3 million “earn out” over an 18-month term, payable based on achieving certain performance targets. Approximately $3.5 million of the “earn out” is currently recorded as part of the purchase price as a non-interest bearing secured note payable, and is due on the 90th day following the closing. The remaining $6.8 million “earn out” will be paid quarterly, thereafter, as earned over the 18-month term; no amount for this portion of the contingent “earn out” has been recorded as of June 30, 2004.

We have contractual obligations regarding future minimum payments under non-cancelable operating leases and payments of principal and interest related to long-term debt which consisted of the following at June 30, 2004 (in thousands):

	Operating	Long-term	Note
	Leases	Debt	Payable	Total

2004	$1,038	$75	$4,183	$5,296
2005	2,084	150	341	2,575
2006	1,942	50		1,992
2007	989			989
2008	782			782
Thereafter	3,200			3,200

	$10,035	$275	$4,524	$14,834

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts and valuation allowance for deferred income tax assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

Back to Contents

Revenue

Revenues are generated primarily through click-throughs on our managed advertisers’ paid listings. When an Internet user clicks on a sponsored advertisement in the FindWhat.com Network, revenues are recognized in the amount of the advertiser’s bid price. Revenues are also generated from our private label service and are recognized in accordance with the contractual revenue share payment agreement as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we record FindWhat.com Network click-through revenues gross, and private label revenues net.

Revenue for software licenses is generally recognized as products are shipped. Revenue from support arrangements is recognized ratably over the contract period of the invoice. When a Comet user clicks on a sponsored advertisement on a partner’s network revenues are recognized in the amount of the partner’s fee due to Comet. Non click-through-related revenue from Comet is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $307,000 at June 30, 2004. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a monthly basis to ensure that it adequately provides for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectable if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectable amount is written off against the allowance. If our billable advertisers were to contest amounts legitimately owed to us, or if their ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

Note receivable

We advanced $2.0 million of cash to Espotting in June 2003, in the form of an unsecured promissory note bearing interest at 5% per annum. The note and accrued interest were repaid in full to us on July 1, 2004, the day we consummated the merger.

Deferred Costs

We defer acquisition-related costs related to acquisitions and mergers which we are pursuing seriously. At June 30, 2004, we had deferred $2.8 million of such costs. On July 1, 2004, our merger with Espotting was completed, and as a result, these and any additional transaction costs will be considered part of the purchase price for accounting purposes upon recording the acquisition.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. This requires us to make estimates of our future taxable results. As of June 30, 2004, we have deferred tax assets (net of deferred tax liabilities) of approximately $5.5 million, net of a valuation allowance of approximately $1.0 million.

Purchase Accounting

We have made estimates of the fair values of the assets and liabilities acquired as a part of our Miva, Comet and B&B acquisitions in the first six months of 2004 based on appraisals from third parties and also based on certain internally generated information. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change.

Back to Contents

Accrual for Excess Office Space

When we acquired Comet in March 2004, we assumed Comet’s obligation under an operating lease agreement for its office space in New York, NY. The lease includes fixed increases in the lease payments, and expires in February 2007. Consistent with the conclusions of Comet’s management, we preliminarily believe that the amount of space leased exceeds our current and projected space needs in New York, NY. As a result, the net present value of the remaining lease obligation for the excess space was recorded in purchase accounting, at an amount of approximately $1.6 million.

Business Risks

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The following factors have affected or could affect our actual results and could cause such results to differ materially from those expressed in any forward-looking statements we may make. Investors should consider carefully the following risks and speculative factors inherent in and affecting our business and an investment in our common stock. Factors that might cause such a difference include, but are not limited to, those discussed below. Additional risks and uncertainties that we are unaware of, or that we currently deem immaterial, also may become important factors that affect us.

Risks Related to Our Business

Our business is difficult to evaluate because we have a limited operating history in an emerging and rapidly evolving market.

We began operating our business in 1999 and since that time we have undergone significant changes:

•	We launched the FindWhat.com Network in September 1999 and launched our private label service in September 2002;

•	On January 1, 2004, we acquired Miva, a leading supplier of e-commerce software and services to small and medium-sized businesses;

•	On March 22, 2004, we acquired Comet, a provider of connected desktop consumer software;

•	On June 4, 2004, we acquired certain assets of BBE, a performance-based, keyword-targeted advertising business; and

•	On July 1, 2004, we merged with Espotting, a provider of performance-based, keyword-targeted Internet advertising services in Europe.

Accordingly, we have a limited historical operating history upon which an investor can make an evaluation of the likelihood of our success. Additionally, we derive nearly all of our net revenue from online advertising, which is a new and rapidly evolving market. An investor should consider the likelihood of our future success to be speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce. To address these risks, we must, among other things:

•	maintain and increase our client base;

•	implement and successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology;

•	continually update and improve our service offerings and features;

•	provide superior customer service;

•	find and integrate strategic transactions;

•	respond to industry and competitive developments; and

•	attract, retain and motivate qualified personnel.

Back to Contents

We may not be successful in addressing these risks, particularly as some of these are largely outside of our control. If we are unable to do so, our business, prospects, financial condition and results of operations would be materially and adversely affected.

One of our FindWhat.com Network’s principal competitors may have patent rights which could prevent us from operating our services in their present form.

One of our FindWhat.com Network’s principal competitors, Overture Services, Inc., a subsidiary of Yahoo!, purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is titled “System and method for influencing a position on a search result list generated by a computer network search engine.” Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that it believes our current bid-for-position, pay-per-click business model infringes the `361 patent. However, we believe that it does not infringe any valid and enforceable claim of Overture Services’ patents.

On January 17, 2002, we filed a complaint against Overture Services to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture Services commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. In the litigation, we are seeking a declaration that the `361 Patent is invalid and unenforceable and not infringed by us, and Overture Services is seeking a permanent injunction against any act by us deemed by the court to infringe Overture Services’ `361 Patent, an award of unspecified monetary damages, and attorney’s fees, costs, and expenses. Our complaint has been consolidated with Overture Services’ action and the entire case is ongoing in the District Court for the Central District of California in Los Angeles, with trial currently scheduled for the first half of 2005. In addition, on January 23, 2004, we were named as a third-party defendant by Overture Services in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third-party complaint, Overture Services alleges that we infringe the `361 patent.

We are also aware that Overture Services has pending patent applications in Europe. If these patents were to issue, Overture Services could attempt to assert the patents against our European operations, including those conducted by Espotting.

Our patent litigation with Overture Services may be time-consuming, expensive and result in the diversion of our management’s time and attention. Accordingly, such patent litigation could negatively impact our business even if we prevail. If it is determined that our bid-for-position, pay-per-click business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our prospects, financial condition and results of operations could be materially and adversely affected because we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on commercially acceptable terms, if at all, or that we will be able to revise our business model economically, efficiently or at all.

We face substantial and increasing competition in the market for Internet-based marketing services.

      We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include Yahoo! and its Overture Services subsidiary, Google, Ask Jeeves, Lycos, Microsoft and Time Warner’s AOL division. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing, personnel and other resources than we have. In addition, these and other competitors may have or obtain certain intellectual property rights which may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing more aggressively in research and development and competing more aggressively for advertisers and partners. We expect that these competitors will increasingly use their financial and technological resources to compete with us. For example, Microsoft has recently announced plans to develop a new Internet search technology that may make its search functions a more integrated part of its Windows operating system.

Back to Contents

We have sought protection from competition by filing applications for several patents; however, there is no assurance that any of these patents ultimately will be granted. In the absence of patent protection, we have only a limited amount of proprietary technology that would preclude or inhibit competitors from entering the keyword-targeted advertising market and the other markets in which we operate. Therefore, we must compete based on the skill of our personnel and the quality of our customer service. We believe that the barriers to entry with respect to the development and provision of e-commerce services are relatively low. Therefore, we expect that we continually will face additional competition from new entrants into our markets in the future. The emergence of these enterprises could have a material adverse effect on our business, prospects, financial condition and results of operations.

Additionally, in pursuing strategic transactions, we may compete with other companies with similar growth strategies, some of which may be larger and have greater financial and other resources than we have. Competition for these acquisition targets likely also will result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive.

Our success depends on providing products and services that businesses use to provide their clients with a high quality Internet experience. Our competitors are constantly developing innovative Internet products. As a result, we must continue to seek to enhance our technology and our existing products and services and introduce new high-quality products and services that businesses will use. Our success will depend, in part, on our ability to:

•	enhance and improve the responsiveness and functionality of our FindWhat.com Network, our Espotting Network, our private label service, our primary traffic services and our merchant services;

•
license, develop or acquire technologies useful in our business on a timely basis, enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective and current customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Because our markets are still developing and rapidly changing, we must allocate our resources based on our predictions as to the future development of the Internet and our markets. These predictions ultimately may not prove to be accurate. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology and systems. If we are unable to predict user preferences or industry changes, or to modify our products and services on a timely basis, we may lose partners and advertisers, and our business, prospects, financial condition and results of operations could be materially adversely affected.

Our business is dependent upon our relationships with, and the success of, our distribution partners.

Our distribution partners are very important to our business, revenue and results of operations. Internet traffic purchases from two of our distribution partners represented over 10% of our total revenue for the three months ended June 30, 2004. These partners provide their users with our services on their websites or otherwise direct their traffic to our paid listings. Our distribution partners may experience difficulty in attracting and retaining a substantial number of users due to, among other reasons, the rapidly changing nature of the market, technological innovation, industry consolidation and changing consumer preferences.

In addition, we may not be able to further develop and maintain relationships with distribution partners. Difficulties may arise in our relationships with distribution partners for a number of reasons, some of which are outside of our control. These distribution partners may regard us as not significant for their own businesses, may regard us as a competitor to their businesses or find our competitors to be more attractive. In addition, our distribution partners face substantial competition, and any inability on our part to align with successful distribution partners could adversely affect our business. Additionally, our agreements with our distribution partners vary in duration and generally are not long-term agreements. Our distribution agreements are generally terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms and changes in control in certain circumstances. We may not be successful in renewing our existing distribution partnership agreements, or if they are renewed, any new agreement may not be on as favorable terms. Any adverse changes in the business of, or our relationships with, key distribution partners could have a material adverse effect on our business, revenue and results of operations.

Back to Contents

Our success is dependent upon our ability to establish and maintain relationships with our advertisers.

We generate most of our revenue from our advertisers. Accordingly, our ability to generate revenue from the FindWhat.com Network and the Espotting Network is dependent upon our ability to attract new advertisers, maintain relationships with existing advertisers and generate traffic to our advertisers’ websites. Our programs to attract advertisers include direct sales, agency sales, online promotions, referral agreements and participation in tradeshows. We attempt to maintain relationships with our advertisers through customer service and delivery of qualified traffic.

Our advertisers can generally terminate their contracts with us at any time. We believe that advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We must successfully integrate several recently acquired businesses.

We have recently merged with or acquired a number of businesses: Miva, Comet, BBE and Espotting. The integration of these businesses may be difficult, time consuming and costly. The integration may divert our management’s time and resources from the operation of our businesses. The integration of these companies is also more challenging because Espotting’s primary operations are conducted in Europe, while FindWhat’s historical operations and those of our other new acquisitions are conducted primarily in the United States. Our integration efforts may not be completed as planned, may take longer to complete or may be more costly than anticipated, or these acquired businesses may not achieve their expected results, any of which would have a material adverse effect on our business and results of operations.

If we fail to manage our growth, our business will be adversely affected.

Our revenues and headcount have grown rapidly, due in part to several recent mergers and acquisitions. To continue to grow, we may make additional acquisitions in the future. These may include acquisitions of foreign companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which we have little or no experience. Additionally, we may fail to achieve the anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following, which could materially adversely affect our business, prospects, financial condition and results of operations:

•
we may incur substantial costs, delays or other operational or financial problems in integrating acquired businesses, including in integrating each company’s accounting, management information, human resource and other administrative systems to permit effective management;

•	we may not be able to identify, acquire or profitably manage any additional businesses;

•	with smaller acquired companies we may need to implement or improve controls, procedures and policies appropriate for a public company;

•	the acquired companies may adversely affect our consolidated operating results, particularly since some of the acquired companies have a history of operating losses;

•	acquisitions may divert our management’s attention from the operation of our businesses;

•	we may not be able to retain key personnel of acquired businesses;

•	there may be cultural challenges associated with integrating employees from the acquired company into our organization; and

•	we may encounter unanticipated events, circumstances or legal liabilities.

Back to Contents

We expect our historical growth rates and operating margins to decline in the future.

Although we have grown rapidly, we expect that in the future our revenue growth rate will decline primarily as a result of increased competition, as well as difficulty in maintaining growth rates as our net revenues increase. In addition, we believe our operating margins will decline as a result of integrating recently acquired businesses with lower operating margins, the impact of amortizing intangible assets acquired from mergers and acquisitions, increased competition and increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales and marketing expenses and increased costs of operating as a global public company with multiple divisions.

We are subject to numerous risks associated with our newly-acquired international operations.

Historically, we have operated primarily in the United States. We recently merged with Espotting, which is based in the United Kingdom and serves seven additional European countries. We have no prior experience integrating and managing international operations. Any inability to successfully integrate and manage our newly-acquired international operations could have a material adverse effect on our business, results of operations, business prospects or financial condition. In addition, our future operating results could be adversely affected by a variety of factors arising out of our international operations, some of which are beyond our control. These factors include:

•
lower per capita Internet usage or lower advertiser spending in many countries, due to factors such as lower disposable incomes, lack of telecommunications and computer infrastructure, concern about security in online e-commerce transactions, and less access to and use of credit cards;

•	relatively smaller Internet markets in some countries;

•	current or future competitors obtaining intellectual property rights that they could assert against our business internationally, which may adversely affect our foreign operations;

•	technological differences by marketplace, which we may not be able to support;

•	foreign laws and regulations that may impact the conduct of our business operations in a particular country;

•	difficulty in recruiting qualified local employees and in building locally relevant products and services, which could limit our ability to aggregate a large local advertiser base;

•	longer payment cycles and local economic downturns;

•	credit risk and potentially higher levels of payment fraud;

•	currency exchange rate fluctuations, as well as foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	political and economic instability; and

•	higher costs associated with doing business internationally.

Our private label agreements are subject to a number of contingencies and risks.

We have agreements to provide our private label services with our private label partners. Generally, under the terms of the agreements, we provide the technology and expertise to our partners to launch keyword-targeted paid listings services. These transactions are subject to numerous contingencies and risks including:

•	the failure of our partners to successfully create and manage paid listings networks;

•	the risk that development and implementation of the different versions of our technology will be delayed or not completed when expected;

•	the risk that development, implementation and integration costs will be higher than anticipated;

Back to Contents

•	the inability of our partners to leverage their existing client base;

•	the failure of the paid listing services market to continue to grow;

•	intense competition in the paid listing services market;

•	the potential for disagreements with our partners;

•	the potential that implementation of our private label services violates intellectual property rights of third parties;

•	economic changes in the Internet industry generally; and

•	the potential that our partners will be acquired or change their business plans and decide to cease using our services.

The occurrence of any of these contingencies or risks could have a material adverse effect on our business, revenues and results of operations.

We have also agreed to indemnify our private label partners against any losses suffered by them as a result of the Overture Services litigation (see “—One of our FindWhat.com Network’s principal competitors may have patent rights which could prevent us from operating our services in their present form”), as well as other losses suffered by them resulting from use of intellectual property that we have provided to our private label partners. We may also be required to pay legal expenses incurred and losses suffered by our private label partners if Overture Services brings a patent infringement claim against them for using our bid-for-position, pay-per-click technology. If we are unsuccessful in our litigation with Overture Services, we may have to provide our private label partners with acceptable alternatives to our bid-for-position, pay-per-click technology, or refund monies that they have paid to us.

Our management team has limited experience managing a public company and many of our employees have recently joined us and must be integrated into our operations.

Some of our officers have had no senior management experience in public companies prior to joining FindWhat. As of July 1, 2004, we had 431 full time employees, including employees of our wholly-owned subsidiaries, 40 of whom have joined us within the last six months and 196 of whom joined us in connection with our Espotting merger on such date. Our new employees include certain key managerial, technical, financial, marketing and operations personnel who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

The continued service of our executive officers and key personnel is critical to our success.

Our success is substantially dependent on the performance of our senior management and key technical personnel. Many of our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not currently hold key personnel life insurance policies on any of our key employees. We believe that the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may have difficulty attracting and retaining qualified, highly skilled personnel.

We expect the expansion of our business to place a significant strain on our managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and train and manage our work force in order to manage the expansion of our operations. We will need to attract and retain highly qualified, technical and other personnel to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified personnel on a timely basis, on competitive terms, or at all. Our inability to attract and retain the necessary technical and other personnel would have a material adverse effect on our business, prospects, financial condition and results of operations.

Back to Contents

Our reliance on internally developed technology systems may put us at a competitive disadvantage.

We use internally developed technology systems for a portion of our keyword-targeted paid listing request processing software. These systems were designed primarily to increase the number of appropriate paid keyword-targeted ads for each related keyword request made on our network, for our private label partners and for customer service. A significant amount of manual effort by our technical personnel may be required to update these systems if our competitors develop superior processing methods. This manual effort is time-consuming and costly and may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to upgrade and expand our processing systems and to integrate newly-developed and purchased modules with our existing systems to improve the efficiency of our paid listing methods and support increased transaction volume. However, we are unable to predict whether these upgrades will improve our competitive position.

Constraints on our current system capacity may require us to expand our network infrastructure and customer support capabilities.

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

New technologies could limit the effectiveness of our products and services, which would harm our business.

New technologies may be developed that can block the display of ads or sponsored listings. Since most of our net revenue is derived from fees paid to us by advertisers, ad-blocking technology could adversely affect our operating results. In addition, information on the Internet is increasingly being provided in proprietary document formats such as Microsoft Word. The providers of the software application used to create these documents could engineer the document format to prevent or interfere with our ability to access the document contents with our search technology. This would mean that the document contents would not be included in our search results even if the contents were directly relevant to a search. These types of activities could assist our competitors or diminish the value of our search results. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If the software provider also competes with us in the search business, they may give their search technology a preferential ability to search documents in their proprietary format. Any of these results could harm our brands, revenues and results of operations.

We depend on third parties for certain software and services to operate our business.

We depend on third-party software to operate our services. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software on commercially reasonable terms would have a material adverse effect on our business, prospects, financial condition and results of operations. We are also dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our business can function properly and our website can handle current and anticipated traffic. We currently have contracts with certain telecommunications providers for these services. Any restrictions or interruption in our connection to the Internet, or any failure of these third-party providers to handle current or higher volumes of use, could have a material adverse effect on our business, prospects, financial condition and results of operations, and our brand could be damaged if clients or prospective clients believe our system is unreliable. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We have experienced occasional systems interruptions in the past and we cannot assure you that such interruptions will not occur again in the future.

Back to Contents

Our technical systems are vulnerable to interruption, security breaches and damage, which could harm our business and damage our brands if our clients or prospective clients believe that our products are unreliable.

Our systems and operations are vulnerable to damage or interruption from fire, floods, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users, or “hackers,” and similar events. Such disasters could interrupt our services and severely damage our business. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data or render us unable to provide services to our customers. In addition, we may be unable to provide services and websites due to a failure of the data communications capacity we require, as a result of human error, natural disaster or other operational disruptions. The occurrence of any or all of these events could materially adversely affect our business, prospects, financial condition and results of operations, and damage our brands if clients or prospective clients believe that our products are unreliable.

Internet security poses risks to our entire business, and security breaches could damage our reputation and expose us to loss or litigation.

The process of e-commerce aggregation by means of our hardware and software infrastructure involves the transmission and analysis of confidential and proprietary information of our clients, as well as our own confidential and proprietary information. We rely on encryption and authentication technology licensed from other companies to provide the security and authentication necessary to effect secure Internet transmission of confidential information, such as credit and other proprietary information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the technology used by us to protect client transaction data. Our security measures may not prevent security breaches. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause material interruptions in our operations. We may be required to expend significant capital and other resources to protect against security breaches or to minimize problems caused by security breaches. To the extent that our activities or the activities of others involve the storage and transmission of proprietary information, security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability.

If we fail to detect click-through fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.

From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to members of our FindWhat.com Network and Espotting Network. Click-through fraud occurs when a person clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to the FindWhat.com Network or Espotting Network member rather than to view the underlying content. We have implemented screening policies and procedures to minimize the effects of these fraudulent clicks. We believe that these policies and procedures assist us in detecting fraudulent click-throughs, which are not billed to our advertisers. However, it is difficult to detect all fraudulent clicks and detection may become more difficult in the future if third parties implement more sophisticated fraudulent click-through schemes. To the extent that we are unable to detect click-through fraud, we may refund revenue that our advertisers have paid to us and that was later attributed to these fraudulent click-throughs. If we find new evidence of past fraudulent clicks, we may have to issue refunds retroactively of amounts previously paid to our FindWhat.com Network or Espotting Network members. This would adversely affect our profitability, and these types of fraudulent activities could hurt our brands. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers. If this occurs, our advertisers may become dissatisfied with our advertising programs, and we may lose advertisers and revenue.

We may be unable to obtain the Internet domain names that we hope to use.

The primary Internet domain names we are using for advertisers to access our paid listings services are “FindWhat.com” and “Espotting.com,” and the primary Internet domain name we are using for our current merchant services business is “Miva.com.” We believe that these domain names are an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain-name registrars or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Additionally, we may be unable to acquire or maintain relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies which may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs, we may lose business to a competitor and some users of our services may have negative experiences with other companies on their websites that those users erroneously associate with us.

Back to Contents

We may be unable to promote and maintain our brands, which could harm our business and prospects.

We believe that establishing and maintaining the brand identities of our services is a critical aspect of attracting and expanding a large client base. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high-quality service, which we may not do successfully. If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers, which could harm our business and prospects. In addition, actions by our competitors and other third parties could impair the value of our brand, as well as publicity regarding abuses in Internet marketing.

Our intellectual property rights may not be protectable or of significant value in the future.

We depend upon confidentiality agreements with specific employees, consultants and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements or produce patents and copyrights that would materially adversely affect our business, prospects, financial condition and results of operations.

Legal standards relating to the validity, enforceability and scope of the protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our future intellectual property. Third parties may also infringe or misappropriate any copyrights, trademarks, service marks, trade dress and other proprietary rights we may have. Any such infringement or misappropriation could have a material adverse effect on our business, prospects, financial condition and results of operations.

We own several domestic and foreign trade and service mark registrations related to our products or services, including U.S. Federal Registrations for FINDWHAT.COM and Miva, European Community registrations for the Espotting logo and the Espotting button and we have additional registrations pending. Additionally, we use and have common law rights in several other marks. If other companies also claim rights to use the marks we use in our business, we may be required to become involved in litigation or incur an additional expense. Effective service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

The process and technology we use to operate our FindWhat.com Network is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com Network with the United States Patent and Trademark Office. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, one of the FindWhat.com Network’s principal competitors has been granted a patent that may cover our business model and has acquired an issued patent that may be applicable to our business model. See “—One of our FindWhat.com Network’s principal competitors may have patent rights which could prevent us from operating our services in their present form.”

To date, we have filed one patent application covering core technology used in our Espotting Network. This patent application is currently pending, and we cannot assure you that this patent ultimately will be granted. Even if we file other patent applications for our Espotting technology in the future, we cannot assure you that any patents will ever be issued. Further, even if patents are issued, they may not protect our intellectual property rights, and third parties may challenge the validity or enforceability of issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services. See “—We may be unable to promote and maintain our brands.”

Back to Contents

Our business is partially subject to seasonality, which may impact our quarterly growth rate.

We have historically experienced, and expect to continue to experience, seasonal fluctuations in the number of click-throughs received by typical distribution partners within our FindWhat.com Network. Additionally, the Espotting Network’s business historically has experienced similar seasonal fluctuations. We expect that the first and fourth quarters of each calendar year will realize more activity than the second and third quarters, due to increased overall Internet usage during the first and fourth quarters related to colder weather and holiday purchases.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. If we cannot provide reliable and accurate financial reports or prevent fraud, our brand and operating results could be harmed. If we cannot provide the necessary documentation and demonstrate the effectiveness of our controls, we could be deemed to have deficiencies, significant deficiencies or material weaknesses that would need to be addressed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are continuing to work to improve our internal controls, including in the areas of access and security. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

If we account for employee stock options using the fair value method, it could significantly reduce our net income.

There has been ongoing public debate whether stock options granted to employees and directors should be accounted for as a compensation expense and, if so, how to properly value such expense. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which would require, beginning in 2005, a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. We currently account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We account for stock-based compensation to non-employees using the fair value method set forth in SFAS 123, and related interpretations. If we had used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our net income would have been $2.6 million less than reported in the year ended December 31, 2003 and $3.1 million less than reported in the six months ended June 30, 2004. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have ongoing accounting charges for compensation expense significantly greater than those we would have recorded under our current method of accounting for stock options, which would reduce our reported operating, pre-tax and net income.

We cannot predict our future capital needs and may not be able to secure additional financing.

Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash as of June 30, 2004, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. Additionally, as of February 19, 2004, we entered into a $10 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. To date, we have not drawn down any amounts under this revolving loan.

Back to Contents

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

Risks Related to Our Industry

Regulatory and legal uncertainties could harm our business.

While there are currently relatively few laws or regulations directly applicable to Internet access, commerce or Internet commercial search activity, there is increasing awareness and concern regarding some uses of the Internet and other online services, leading federal, state, local and foreign governments to consider adopting civil and criminal laws and regulations, or amend existing laws and regulations, with respect to the Internet and other online services covering issues such as:

•	user privacy;

•	defamation;

•	database and data protection;

•	limitations on the distribution of materials considered harmful to children;

•	liability for misinformation provided over the web;

•	user protection, pricing, taxation and advertising restrictions (including, for example, limitation on the advertising on Internet gambling websites or of certain products);

•	delivery of contextual advertisements via connected desktop software;

•	intellectual property ownership and infringement, including liability for listing or linking to third-party websites that include materials infringing copyrights or other rights;

•	distribution, characteristics and quality of products and services; and

•	other consumer protection laws.

Legislation has also been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition but is often known as software installed on consumers’ computers without their informed consent that gathers and may disseminate information about such consumers, including personally identifiable information, without the consumers’ consent.

The adoption of any additional laws or regulations or application of existing laws to the Internet generally or our industry may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services, increase our cost of doing business, preclude us from developing additional products or services and subject us to fines, litigation or criminal penalties, or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations. Due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate Internet activities, which would increase our costs of compliance and the risk of violating the laws of a particular jurisdiction, both of which could have a material adverse effect on our business, prospects, financial condition or results of operations.

Back to Contents

The market for our services is uncertain and is still evolving.

Internet marketing and advertising, in general, and advertising through priority placement in keyword-targeted advertisements in particular, are at early stages of development, are evolving rapidly and are characterized by an increasing number of market entrants. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which are dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, prospects, financial condition or results of operations.

Our future success will depend on continued growth in the use of the Internet.

Our future success will depend substantially upon continued growth in the use of the Internet to support the sale of our advertising services, as well as continued acceptance of e-commerce transactions on the Internet. As this is a new and rapidly evolving industry, the ultimate demand and market acceptance for Internet-related services is subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online service technologies, including security, reliability, cost, ease of use and quality of service remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies. In addition, the Internet or other online services could lose their viability due to, among other things, concerns over the security of Internet transactions and the privacy of users, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. In the event that the use of the Internet and other online services does not continue to grow or grows more slowly than we expect, or the Internet does not become a commercially viable marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected.

We may face additional third party intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

Our current and future business activities, including implementation of our FindWhat.com Network service, Espotting Network service or our private label service, may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark or patent infringement. We are aware of allegations from time to time concerning these types of claims and in particular in respect of trademark infringement claims. For example, certain potential claimants currently allege that they have trademark rights in certain keywords and that we violate these rights by allowing competitors of those potential claimants to bid on these keywords. While we believe that we have defenses to these claims under appropriate trademark legislation or, in certain circumstances, indemnification rights under our agreements with advertisers, we may not prevail in our defenses to any intellectual property infringement claims, and we may not be able to collect under any indemnification provisions relating to these claims, if any. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, prospects, financial condition and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend and could result in the diversion of our management’s time and attention.

We may incur liabilities for the activities of users of our services.

The law relating to the liability of providers of online services for activities of their users and for the content of their advertisers’ listings is currently unsettled and could harm our business. Our insurance policies may not provide coverage for liability for activities of our users or advertisers for the content of its listings. We may not successfully avoid civil or criminal liability for alleged unlawful activities carried out by consumers of our services or for the content of our listings. Our potential liability could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could significantly harm our business, operating results and financial condition.

Back to Contents

Risks Relating to an Investment in Our Common Stock

The market price of our common stock may be volatile.

The market price of our common stock may experience significant volatility as a result of a number of factors, many of which are outside of our control. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may affect our operating results:

•	our quarterly results and ability to meet analysts’ and our own published expectations;

•	our ability to continue to attract and retain users and advertisers;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•	patents issued or not issued to us or our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances, mergers, acquisitions, dispositions or significant agreements by us or by our competitors;

•	commencement or threat of litigation or new legislation or regulation that adversely affect our business;

•	general economic conditions and those economic conditions specific to the Internet and Internet advertising;

•	our ability to keep our products and services operational at a reasonable cost and without service interruptions;

•	recruitment or departure of key personnel;

•	geopolitical events such as war, threat of war or terrorist actions; and

•	sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. Also, online user traffic tends to be seasonal. Our rapid growth has masked, and may in the future mask, the cyclicality and seasonality of our business.

In addition, the stock market has experienced significant price and volume fluctuations that particularly have affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, prospects, financial condition and results of operations.

If securities analysts downgrade our stock, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. There are many large, well-established publicly traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline rapidly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Back to Contents

Significant dilution will occur if outstanding options and warrants are exercised.

As of June 30, 2004, we had outstanding stock options under our 1999 Stock Incentive Plan to purchase 3,748,750 shares of common stock at a weighted average exercise price of $7.72 and warrants to purchase approximately 282,500 shares of common stock at a weighted average exercise price of $3.40 per share. In addition, in connection with our acquisition of Espotting on July 1, 2004, we granted options to purchase 689,252 shares of our common stock, at a weighted average exercise price of $5.10, in exchange for options and warrants held by Espotting employees and affiliates. To the extent these options are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion of exchange of these securities, investors may experience additional dilution of their proportional ownership of our company.

Our articles of incorporation authorize us to issue additional shares of stock, which could impede a change of control that is beneficial to our stockholders.

We are authorized to issue up to 200 million shares of common stock that may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval, subject to stock exchange rules and regulations. Our articles of incorporation also authorize us to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities that have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could be used by our board to impede a non-negotiated change in control, even though such a transaction may be beneficial to holders of our securities, and may deprive you of the opportunity to sell your shares at a premium over prevailing market prices for our common stock. The potential inability of our shareholders to obtain a control premium could reduce the market price of our common stock.

We do not intend to pay future cash dividends.

We have never paid cash dividends and currently do not intend to pay cash dividends on our common stock at any time in the near future. We may never pay cash dividends or distributions on our common stock. The $10.0 million revolving loan agreement we entered into as of February 19, 2004 with a commercial lending institution restricts our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our board of directors and will be dependent on our financial condition, results of operations, capital requirements and any other factors that the board of directors decides are relevant.

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

As of the end of the period covered by this report, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the quarter to which this report relates that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

Part II. Other Information

Item 1. Legal Proceedings

One of our FindWhat.com Network’s principal competitors, Overture Services, Inc., a subsidiary of Yahoo!, purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is titled “System and method for influencing a position on a search result list generated by a computer network search engine.” Additionally, Overture Services has announced it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that it believes our current bid-for-position, pay-per-click business model infringes the `361 patent. However, we believe that it does not infringe any valid and enforceable claim of Overture Services’ patents.

On January 17, 2002, we filed a complaint against Overture Services to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture Services commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. In the litigation, we are seeking a declaration that the `361 Patent is invalid and unenforceable and not infringed by us, and Overture Services is seeking a permanent injunction against any act by us deemed by the court to infringe Overture Services’ `361 Patent, an award of unspecified monetary damages, and attorney’s fees, costs, and expenses. Our complaint has been consolidated with Overture Services’ action and the entire case is ongoing in the District Court for the Central District of California in Los Angeles, with trial currently scheduled for the first half of 2005. In addition, on January 23, 2004, we were named as a third-party defendant by Overture Services in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third-party complaint, Overture Services alleges that we infringe the `361 patent.

We are also aware that Overture Services has pending patent applications in Europe. If these patents were to issue, Overture Services could attempt to assert the patents against our European operations, including those conducted by Espotting.

We have been made aware that a purported class action lawsuit may have been filed against us and others in our sector in the Superior Court of the State of California in early August 2004 by plaintiffs “on behalf of themselves, all others similarly situated, and/or the general public” alleging certain causes of action relating to internet gambling advertising. We will undertake a complete review of these allegations as further details become available, and expect to vigorously defend the Company. No amounts for losses have been accrued in the June 30, 2004 financial statements.

Item 2. Changes in Securities and Use of Proceeds

On February 19, 2004, we entered into a loan and security agreement with a commercial lending institution. In accordance with the terms of the loan and security agreement, in certain circumstances we are restricted in our ability to pay dividends.

On June 4, 2004, our stockholders approved an amendment to our articles of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 200,000,000. Our stockholders may experience dilution to the extent that additional shares are issued in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 4, 2004, for the following purposes:

•	to approve the issuance of 7,000,000 shares of our common stock in connection with our merger with Espotting Media Inc.;

•	to approve the FindWhat 2004 Stock Incentive Plan;

•	to approve the EMI Replacement Option Plan;

•	to elect eight directors to serve until the next annual meeting of our stockholders;

•	to approve the amendment to our articles of incorporation to increase the number of authorized shares of our common stock from 50,000,000 to 200,000,000; and

•	to approve our reincorporation as a Delaware corporation, thereby changing our domicile from Nevada to Delaware.

Back to Contents

At the Annual Meeting of Stockholders, all directors nominated were elected and all of the proposals noted above were approved. The table below shows the voting tabulation for each matter voted upon at the Annual Meeting of Stockholders.

	Number of Shares
	For	Against	Withhold/Abstain

Proposal 1: Approval of the issuance of 7,000,000 shares of Company common stock in connection with FindWhat.com’s proposed merger with Espotting Media Inc.	16,391,437	48,987	10,346

Proposal 2: Approval of the FindWhat 2004 Stock Incentive Plan	13,552,569	2,721,015	177,185

Proposal 3: Approval of the EMI Replacement Option Plan	15,623,622	647,363	179,785

Proposal 4: Election of eight directors, each to serve for a one year term:
Craig A. Pisaris-Henderson	21,930,385	311,125	385,008
Kenneth E. Christensen	21,927,799	313,711	385,008
Lee Simonson	22,194,708	46,802	385,008
Phillip R. Thune	22,218,358	23,152	385,008
Jerry Della Femina	22,204,976	36,534	385,008
David J. Londoner	21,927,219	314,291	385,008
Frederick E. Guest II	21,927,569	313,941	385,008
Daniel B. Brewster, Jr.	22,159,708	81,802	385,008

Proposal 5: Approval of the amendment to our articles of incorporation to increase the number of authorized shares of FindWhat.com common stock from 50,000,000 to 200,000,000	16,110,579	4,812,017	14,034

Proposal 6: Approval of the reincorporation of FindWhat.com as a Delaware corporation, thereby changing its domicile from Nevada to Delaware	15,886,721	555,514	8,535

Item 6. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this Quarterly Report on Form 10-Q:

(1)	Exhibits:

Number	Exhibit

2.1*	Amended and Restated Agreement and Plan of Merger among FindWhat.com, Who Merger Corp. and Espotting Media Inc., dated February 9, 2004.

2.2**	Agreement and Plan of Merger among FindWhat.com, Close Reach Merger Corp. and Miva Corporation dated September 2, 2003.

2.3***	Amended and Restated Agreement and Plan of Merger among FindWhat.com, Haley Acquisition Corp. and Comet Systems, Inc., dated March 14, 2004.

2.4****	Asset Purchase Agreement among FindWhat.com, B & B Enterprises, Inc., and its Shareholders, dated June 4, 2004.

Back to Contents

Number	Exhibit

3.1#	Articles of Incorporation of FindWhat.com (f/k/a Collectibles America, Inc.).

3.2##	Amended and Restated By-laws of FindWhat.com.

10.8	FindWhat.com 2004 Stock Incentive Plan.

10.12	EMI Replacement Option Plan.

10.13	Form of Stock Option Agreement for the FindWhat.com 2004 Stock Incentive Plan.

10.14	Registration Rights Agreement dated as of June 30, 2004 among FindWhat.com and certain affiliates of Espotting Media Inc.

14.2	Code of Business Conduct, as amended August 2, 2004

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated by reference to the exhibit previously filed on February 10, 2004 with FindWhat.com’s Form 8-K.

** Incorporated by reference to the exhibit previously filed on January 6, 2004, with FindWhat.com’s Form 8-K.

*** Incorporated by reference to the exhibit previously filed on April 6, 2004 with FindWhat.com’s Form 8-K.

**** Incorporated by reference to the exhibit previously filed on June 4, 2004 with FindWhat.com’s Form 8-K.

# Incorporated by reference to the exhibit previously filed on September 14, 1999 with prior Form 10 of FindWhat.com (file no. 0-27331).

## Incorporated by reference to the exhibit previously filed on January 23, 2002 with FindWhat.com’s Form 8-K.

+ Management compensatory contract or plan.

Back to Contents

(b)	Reports on Form 8-K

Report on Form 8-K, dated March 22, 2004, regarding the completion of the acquisition of Comet Systems, Inc. (Items 2 and 7), as filed with the Securities and Exchange Commission on April 6, 2004.

Report on Form 8-K/A, dated March 22, 2004, regarding the completion of the acquisition of Comet Systems, Inc. (Items 2 and 7), as filed with the Securities and Exchange Commission on April 9, 2004.

Report on Form 8-K, dated April 26, 2004, regarding first quarter financial results (Items 7 and 9), as furnished to the Securities and Exchange Commission on April 26, 2004.

Report on Form 8-K, dated June 6, 2004, regarding the completion of the acquisition of B & B Enterprises, Inc. (Items 2 and 7), as filed with the Securities and Exchange Commission on June 4, 2004.

Report on Form 8-K/A No. 1, dated February 9, 2004, regarding the status of the merger with Espotting Media Inc., and accompanying pro forma and historical financial statements (Items 2, 5 and 7), as filed with the Securities and Exchange Commission on June 29, 2004.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDWHAT.COM

Date: August 6, 2004	By:	/s/ Brenda Agius
Brenda Agius Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)