Form 10-Q
period 2004-09-30
FINDWHAT COM INC
filed 2004-11-09
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-30428

FindWhat.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	88-0348835 (I.R.S. Employer Identification No.)

5220 Summerlin Commons Boulevard, Suite 500, Fort Myers, Florida 33907
(Address of principal executive offices, including zip code)

(239) 561-7229
(Registrant’s telephone number, including area code)

FindWhat.com
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

YES              NO

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,274,201 shares of Common Stock, $.001 par value, were outstanding at October 29, 2004.

FORM 10-Q

FindWhat.com, Inc.

Back to Contents

Item 1. Financial Statements

FindWhat.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	September 30,	December 31,
	2004	2003

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,180	$59,210
Accounts receivable, less allowance for doubtful accounts of $3,269 and $223 at September 30, 2004 and December 31, 2003, respectively	26,600	5,051
Deferred tax assets	—	180
Note receivable	—	2,054
Income taxes receivable	1,975	758
Prepaid expenses and other current assets	1,844	2,554

Total current assets	74,599	69,807

EQUIPMENT AND FURNITURE – NET	9,226	4,695
INTANGIBLE ASSETS – NET	223,810	—
DEFERRED TAX ASSETS	1,698	—
OTHER ASSETS	539	156

Total assets	$309,872	$74,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,247	$7,770
Deferred revenue	4,331	1,866
Current portion of long-term debt	826	—
Deferred income tax liabilities	623	—
Current portion of rent related liabilities	771	—

Total current liabilities	40,798	9,636

DEFERRED INCOME TAXES	—	600
LONG-TERM DEBT	86	—
RENT-RELATED LIABILITIES	1,354	115

Total liabilities	42,238	10,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 30,255 and 21,428, respectively; outstanding 30,212 and 21,421, respectively	30	21
Additional paid-in capital	245,578	52,884
Treasury stock; 43 and 7 shares at cost, respectively	(804)	(82)
Accumlated other comprehensive income	(934)	—
Retained earnings	23,764	11,484

Total stockholders’ equity	267,634	64,307

Total liabilities and stockholders’ equity	$309,872	$74,658

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

FindWhat.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	20043

Revenues	$58,293	$17,841	$110,744	$51,202

Operating expenses
Search serving	1,864	714	3,857	2,046
Marketing, sales and service	35,650	10,222	63,365	29,282
General and administrative	8,815	2,073	16,468	5,871
Product development	1,872	416	3,768	1,094
Amortization	2,225	—	3,499	—

Total operating expenses	50,426	13,425	90,957	38,293

Income from operations	7,867	4,416	19,787	12,909
Other expense	(14)	—	(14)	—
Interest income, net	106	158	380	368

Income before provision for income taxes	7,959	4,574	20,153	13,277

Income tax expense	3,118	1,759	7,873	5,060

Net income	$4,841	$2,815	$12,280	$8,217

Net income per share
Basic	$0.16	$0.14	$0.50	$0.42

Diluted	$0.15	$0.12	$0.46	$0.37

Weighted-average number of common shares outstanding
Basic	30,055	20,435	24,792	19,353

Diluted	32,208	23,338	26,925	22,149

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

FindWhat.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$12,280	$8,217
Adjustments to reconcile net income to net cash provided by operating activities
Provision for doubtful accounts	513	80
Depreciation and amortization	5,835	1,245
Tax benefit of stock option exercises	3,676	—
Deferred income tax expense	2,429	446
Loss on sale of assets	—	11
Changes in operating assets and liabilities
Accounts receivable	(4,141)	(1,418)
Prepaid expenses and other current assets	2,275	(1,804)
Income taxes receivable	(1,068)	—
Other assets	1,905	11
Deferred revenue	(154)	54
Accounts payable, accrued expenses and other liabilities	(10,608)	2,569

Net Cash Provided by Operating Activities	12,942	9,411

Cash Flows from Investing Activities
Advances under note receivable	—	(2,029)
Proceeds from the sale of assets	—	8
Proceeds from short-term investments	—	3,157
Purchase of businesses, net of cash acquired	(20,343)	—
Purchase of equipment and furniture	(5,048)	(2,420)

Net Cash Used in Investing Activities	(25,391)	(1,284)

Cash Flows from Financing Activities

Payments made on capital leases and notes payable	(1,732)	(4)
Net proceeds from private placements	—	20,001
Proceeds received from exercise of stock options and warrants	2,085	7,897

Net Cash Provided by Financing Activities	353	27,894

Effect of Foreign Currency Exchange Rates	(934)	—

(Decrease) Increase in Cash and Cash Equivalents	(13,030)	36,022

Cash and Cash Equivalents, Beginning of Period	59,210	17,982

Cash and Cash Equivalents, End of Period	$46,180	$54,004

Supplemental Disclosures of Cash Flow Information:
Interest paid	$58	$3

Income taxes paid	$5,605	$4,117

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy accrued liabilities	$722	$—

Stock issued for acquisitions	$186,942	$—

See Notes to Unaudited Condensed Consolidated Financial Statements.

Back to Contents

FindWhat.com, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

NOTE A – NATURE OF BUSINESS

FindWhat.com, Inc. is a corporation organized under the laws of the State of Delaware. On September 3, 2004, FindWhat.com, a Nevada corporation and the former public reporting company, was merged with and into FindWhat.com, Inc., resulting in the reincorporation to the State of Delaware of the public reporting company. FindWhat.com, Inc and its direct and indirect wholly-owned operating subsidiaries, BeFirst Internet Corporation, Espotting Media Inc. (“Espotting”), Miva Corporation (“Miva”), Comet Systems, Inc. (“Comet”) and B&B Advertising, Inc. (“B&B”) are collectively referred to as the Company. The Company creates and offers proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers. The Company currently provides three related, proprietary services under four operating divisions:

•	Performance-based Marketing

o	FindWhat.com Network™/Private Label. The FindWhat.com Network is a performance-based, keyword-targeted advertising service that distributes advertisements throughout the Internet each day, primarily in the United States. The Company’s Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using the Company’s turn-key operation, or parts thereof;

o	Espotting Network. On July 1, 2004, FindWhat.com completed a merger with Espotting Media Inc. and formed its Espotting Network division. As with the FindWhat.com Network, the Espotting Network distributes advertisements throughout the Internet each day. Espotting’s operations are primarily in Europe, with operations in the U.K., France, Germany, Italy, Spain and Scandinavia;

•	Primary Traffic. Through Comet, the Company offers services such as connected desktop consumer software, which allow the Company to establish a direct relationship with Internet users. These services create a direct source of traffic for the Company’s advertisers and enable the Company to obtain additional information about maximizing paid listings opportunities on the Internet on behalf of its network traffic partners; and

•	Merchant Services. The Company offers commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet. Merchant Services include Miva Merchant™, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

The Company offers its marketing services on three continents: the FindWhat.com Network in North America, the Espotting Network in Europe and Listop (a performance-based, keyword-targeted advertising service offered through a private label agreement with Mitsui & Co., Ltd.) in Asia.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Basis of Presentation

The consolidated financial statements include the accounts and operations of FindWhat.com, Inc. and its direct and indirect wholly-owned operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company can exercise significant influence but is not the primary beneficiary, are accounted for under the equity method of accounting and are included in other assets on the balance sheet.

Back to Contents

NOTE B (continued)

The accompanying unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full year or for any future period.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

3.	Accounts Receivable

Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate that is calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, and other factors that may indicate a potential loss. The allowance is reviewed on a regular basis to adequately provide for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. Uncollectible amounts are written off against the allowance. The Company does not require collateral in connection with billable accounts.

4.	Prepaid Expenses and Other Current Assets

The Company capitalizes legal, advisory and other costs associated with an acquisition or merger transaction that are considered to be direct costs of the transaction. These and any additional transaction costs are considered part of the purchase price for accounting purposes when the acquisition is consummated.

5.	Equipment and Furniture

Equipment and furniture are stated at cost except in the case of items acquired as a part of business acquisitions which are recorded at fair value on the date of acquisition. Equipment and furniture are depreciated using the straight-line method over the estimated useful lives for the respective assets, which range from two to five years. Depreciation expense consists of depreciation of computer equipment and furniture. Improvements to leased premises are capitalized and amortized over the shorter of the related lease term or the useful lives of the improvements.

6.	Capitalized Software

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful life of three years.

7.	Revenue

Revenue is generated primarily through click-throughs on the Company’s managed advertisers’ paid listings. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser’s bid price. Revenue is also generated from the Company’s private label service and is recognized in accordance with the contractual payment agreements as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” the Company records the FindWhat.com and Espotting Network click-through revenue gross, and private label revenue net.

Back to Contents

NOTE B (continued)

Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship with the Company. Revenue for software licenses is generally recognized as products are shipped and all customer acceptance has occurred. Revenue from support arrangements is recognized ratably over the contract period of the invoice. When a Comet user clicks on a sponsored advertisement on a partner’s network, revenues are recognized in the amount of the partner’s fee due to Comet. Non-click-through-related revenue from Comet is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

8.	Deferred Revenue

Deferred revenue primarily represents advance deposits made by the Company’s advertisers for future click-throughs for keyword advertisements on both the FindWhat.com and Espotting Networks, the unearned portion of support revenues, and other revenues that do not meet the criteria for revenue recognition as of the balance sheet date.

9.	Fair Value of Financial Instruments

At September 30, 2004, the Company’s financial instruments included cash, cash equivalents, accounts receivable, accounts payable, note payable and long-term debt.

The fair values of these financial instruments approximated their carrying values because of the short-term nature of these instruments.

10.	Business Segments

The Company operates in one primary business segment – Performance-based, keyword-targeted advertising, which includes the Company’s FindWhat.com and Espotting Networks, its Private Label agreements and Primary Traffic. Due to the immateriality of the Company’s Merchant Services division, separate segment reporting is not required.

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

The following table summarizes the Company’s pro forma results as if the Company had recorded stock-based compensation expense related to employees and directors for the three and nine months ended September 30, 2004 and 2003, using the fair value method of SFAS 123, as amended by SFAS 148 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Net income, as reported	$4,841	$2,815	$12,280	$8,217
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(1,575)	(865)	(4,703)	(1,928)

Pro forma net income	$3,266	$1,950	$7,577	$6,289

Earnings per share:
Basic – as reported	$0.16	$0.14	$0.50	$0.42

Basic – pro forma	$0.11	$0.10	$0.31	$0.32

Diluted – as reported	$0.15	$0.12	$0.46	$0.37

Diluted – pro forma	$0.10	$0.08	$0.28	$0.28

12.	Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense.

Back to Contents

NOTE B (continued)

13.	Income Taxes

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

Long-lived assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. No impairment losses have been recognized as of September 30, 2004.

16.	Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current period.

17.	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

18.	New Accounting Pronouncements

On October 13, 2004, the Financial Accounting Standards Board issued Statement 123R, “Share Based Payment”, which would require us, beginning in July 2005, to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. The Company currently accounts for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. When the Company adopts the new statement and begins to expense stock-based compensation plans using the fair value method as prescribed in the new statement, there will be ongoing accounting charges for compensation expense. The Company will continue to assess the potantial impact of the new statement on its financial position and results of operations.

Back to Contents

NOTE C – MERGERS AND ACQUISITIONS

Miva

On January 1, 2004, the Company acquired all of the outstanding stock of Miva, a leading supplier of e-commerce software and services to small and medium-sized businesses (SMEs). Through this acquisition, the Company believes it can combine several of its commerce enabling services to provide a more comprehensive business solution to SMEs.

The total purchase price of approximately $6.2 million consisted of $1.3 million in cash consideration, the issuance of a note payable for $1.4 million, the issuance of 163,550 shares of common stock valued at $3.1 million, and direct transaction costs of approximately $0.4 million. For accounting purposes the value of the common stock was based on the average closing price two days prior to the completion of the acquisition. The non-interest bearing note payable is payable in four quarterly installments beginning April 1, 2004 and as of September 30, 2004 the amount owed was $0.7 million. The Company also assumed $2.0 million of Miva’s liabilities.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash acquired	$26
Other tangible assets acquired	245
Deferred tax assets	1,496
Intangibles:
Trademarks	278	Indefinite
Customer relationships	1,116	15 years
Service agreements	111	15 years
Reseller agreements	62	15 years
Developed technology	1,429	5 years
Goodwill	4,595	Indefinite
Deferred tax liabilties	(1,114)
Liabilities assumed	(2,042)

Total	$6,202

In the three months ended September 30, 2004, the Company concluded its tax analysis related to this acquisition and determined that Miva would be accounted for as a stock acquisition for tax purposes. As a result, the Company has established deferred tax assets of $1.5 million and deferred tax liabilities of $1.1 million and reduced goodwill by the net amount of $0.4 million.

Amortization expense related to Miva’s identifiable intangible assets with definite lives was $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2004, respectively. As of September 30, 2004, future amortization expense related to the Miva acquisition for each of the next five years is expected to be: 2004–$0.1 million, 2005–$0.4 million, 2006–$0.4 million, 2007–$0.4 million and 2008–$0.4 million.

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

The total purchase price of approximately $23.9 million consisted of $8.1 million in cash consideration, the issuance of 837,510 shares of common stock valued at $15.4 million, and direct transaction costs of approximately $0.4 million. For accounting purposes the value of the common stock was based on the Company’s average closing stock price for the date of the completion of the acquisition and the two trading days prior to the closing date. Comet stockholders may receive up to an additional $10.0 million in cash

Back to Contents

NOTE C (continued)

based on Comet’s operating performance in 2004 and 2005. No amount for this “earn out” has been recorded as of September 30, 2004.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash	$3,350
Other tangible assets acquired	2,590
Deferred tax assets	10,856
Intangibles:
Trademarks	100	Indefinite
Websites and domain names	800	Indefinite
Patents	600	10 years
Customer relationships	1,300	8 months
License and distribution agreements	30	1 year
Partner agreements	30	1 year
Developed technology	7,900	5 years
Goodwill	4,161	Indefinite
Deferred tax liabilities	(4,681)
Liabilities assumed	(3,132)

Total	$23,904

Amortization expense related to Comet’s identifiable intangibles with definite lives was $0.9 million and $1.9 million for the three and nine month periods ended September 30, 2004, respectively. As of September 30, 2004, future amortization expense related to the Comet acquisition for each of the next five years is expected to be: 2004–$0.7 million, 2005–$1.7 million, 2006–$1.6 million, 2007–$1.6 million and 2008–$1.6 million.

The Company will treat the Comet acquisition as a stock acquisition for tax purposes and hence will have different book and tax bases in the acquired assets. As a result, the Company recognized deferred tax assets of $10.9 million, $10.0 million of which relates to Comet’s net operating loss carryforwards and $0.9 million of which relates to other liabilities. The Company’s annual utilization of Comet’s losses is limited due to the Section 382 change in control rules of the Internal Revenue Code, and the Company has considered this in establishing the initial deferred tax assets. Additionally, the Company recognized $4.7 million in deferred tax liabilities in purchase accounting for the tax effect of the different book and tax bases of the acquired intangibles other than goodwill.

B&B Advertising

On June 4, 2004, the Company acquired certain assets of B&B Enterprises, Inc., which the Company refers to as BBE. The assets the Company purchased were comprised of BBE’s proprietary client tools, distribution partner interfaces and implementation software used within its performance-based, keyword-targeted advertising business. This new FindWhat.com Network operating unit is referred to as B&B Advertising, Inc, (“B&B”). This acquisition will allow the FindWhat.com Network to target small distribution partners through the related proprietary tools and processes.

The total purchase price of approximately $8.1 million consisted of $4.0 million in cash consideration, consulting agreements with the two founders of BBE for an aggregate consideration of $0.5 million, direct transaction costs of approximately $0.1 million and an advance payable of $3.5 million on the additional $10.3 million BBE may receive under a note payable based on B&B’s achievement of certain performance targets in 2004 and 2005. The advance on this “earn out” was paid in the third quarter of 2004 in accordance with the purchase agreement. The remaining $6.8 million “earn out” is payable quarterly, thereafter, as the performance targets are met; no amount for this portion of the contingent “earn out” has been recorded as of September 30, 2004.

Back to Contents

NOTE C (continued)

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash acquired	$103
Other tangible assets acquired	558
Intangibles:
Trademarks	400	Indefinite
Domain names	220	Indefinite
Customer relationships	100	1 year
Affiliate contracts	2,700	7 years
Developed technology	2,100	5 years
Goodwill	2,069	Indefinite
Liabilities assumed	(127)

Total	$8,123

Amortization expense related to BBE’s identifiable intangibles with definite lives was $0.2 and $0.3 for the three and nine month periods ended September 30, 2004, respectively. As of September 30, 2004, future amortization expense related to the BBE acquisition for each of the next five years is expected to be: 2004–$0.2 million, 2005–$0.8 million, 2006–$0.8 million, 2007–$0.8 million and 2008–$0.8 million.

Espotting

On July 1, 2004, a subsidiary of the Company merged with Espotting, one of Europe’s leading paid listing providers, resulting in Espotting becoming a wholly-owned subsidiary of the Company. The combination of the Company and Espotting creates an international leader in performance based marketing, with operations and partnerships throughout the world. The merger also expands the Company’s core services into a geographic region where it previously had only a minor presence. Results from Espotting are included with the operations of the Company beginning on July 1, 2004.

The total purchase price of approximately $183.2 million consisted of $11.3 million in cash consideration, the issuance of 6,999,995 shares of common stock valued at $155.7 million, the issuance of options valued at $12.7 million to purchase 689,252 shares of the Company’s common stock at a weighted average exercise price of $5.10, in exchange for options and warrants held by Espotting employees and affiliates, and estimated direct transaction costs of approximately $3.4 million. The value of the Company’s common stock issued in connection with the merger was based on the Company’s average closing stock price for the date of the completion of the merger and the two trading days prior to the closing date for accounting purposes. The value of the stock options was based on the fair value of the Company’s options using the Black-Scholes method.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash	$4,977
Other tangible assets acquired	16,189
Deferred tax assets	2,149
Intangibles:
Trademarks	370	1 year
Affiliate contracts	16,500	6 years
Advertiser relationships	1,760	3 years
Developed technology	600	5 years
Goodwill	178,885	Indefinite
Deferred tax liabilities	(6,098)
Liabilities assumed	(32,167)

Total	$183,165

Back to Contents

NOTE C (continued)

Amortization expense related to Espotting’s identifiable intangible assets with definite lives was $1.0 million for the three month period ended September 30, 2004. As of September 30, 2004, future amortization expense related to the Espotting acquisition for each of the next five years is expected to be: 2004–$1.0 million, 2005–$3.6 million, 2006–$3.5 million, 2007–$3.0 million and 2008–$2.9 million.

Summary

The results of operations of Miva, Comet, B&B and Espotting have been included in the Company’s statements of operations since the completion of the acquisitions on January 1, 2004, March 22, 2004, June 4, 2004 and July 1, 2004, respectively. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Miva, Comet, B&B and Espotting occurred on January 1st of each year (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,

	2004	2003	2004	2003

Net revenues	$58,293	$47,219	$180,303	$126,670
Net income	$4,841	$270	$16,460	$(5,014)
Net income per share – basic	$0.16	$0.01	$0.55	$(0.18)
Net income per share – diluted	$0.15	$0.01	$0.55	$(0.16)

The pro forma results for the nine months ended September 30, 2004 include a $1.8 million charge ($.05 per diluted share, after tax) related to unused office space under Comet’s current operating lease.

NOTE D – JOINT VENTURE

ThomasB2B.com

On April 1, 2004, the Company entered into a joint venture with Thomas Global Register, LLC (“Thomas”), a leading publisher of global business-to-business (“B2B”) Internet directories, and a division of Thomas Publishing Company LLC. Under the terms of the agreement, the Company and Thomas established ThomasB2B.com LLC, which powers a marketplace listings service using the Company’s Private Label service. The Company made an initial capital contribution of $0.4 million on April 1, 2004 for its 50% membership interest and anticipates making additional capital contributions at least through January 1, 2005 of up to $1.0 million. The terms of the joint venture agreement provide that the Company’s losses will be limited to the extent of the Company’s capital contributions. The investment in ThomasB2B.com is being accounted for using the equity method. As of September 30, 2004, the carrying value of the investment was approximately $0.2 million and is recorded in other assets. The Company’s portion of the net losses of the joint venture were $0.1 million and $0.2 for the three and nine months ended September 30, 2004, respectively, and are included in general and administrative expenses.

NOTE E – PER SHARE DATA

For the three and nine months ended September 30, 2004 there were 1,264,787 and 475,838 weighted average outstanding stock options, at exercise price ranges of $16.41 – $26.81 and $18.90 – $26.81, respectively, which were excluded from the dilutive earnings per share calculation because their effect would be anti-dilutive.

Back to Contents

NOTE E (continued)

The following is a reconciliation of the number of shares used in the basic and diluted computation of net income per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Weighted-average number of common shares outstanding – basic	30,055	20,435	24,792	19,353

Dilution from stock options and warrants	2,153	2,903	2,133	2,796

Weighted-average number of common shares and potential common shares outstanding – diluted	32,208	23,338	26,925	22,149

NOTE F – LITIGATION

Overture Litigation

One of the FindWhat.com Network’s principal competitors, Overture Services, Inc., a subsidiary of Yahoo!, purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is titled “System and method for influencing a position on a search result list generated by a computer network search engine.” Additionally, Overture Services has announced it acquired an issued patent that may apply to the Company’s current bid-for-position pay-per-click business model. Overture Services has advised the Company that it believes the Company’s current bid-for-position, pay-per-click business model infringes the ’361 patent. However, the Company believes that it does not infringe any valid and enforceable claim of Overture Services’ patents.

On January 17, 2002, the Company filed a complaint against Overture Services to challenge the ’361 patent in the District Court for the Southern District of New York. Subsequently, Overture Services commenced litigation against the Company in the District Court for the Central District of California in Los Angeles, alleging that the Company is infringing the ’361 patent. In the litigation, the Company is seeking a declaration that the ’361 Patent is invalid and unenforceable and not infringed by the Company, and Overture Services is seeking a permanent injunction against any act by the Company deemed by the court to infringe Overture Services’ ’361 Patent, an award of unspecified monetary damages, and attorney’s fees, costs and expenses. The Company’s complaint has been consolidated with Overture Services’ action and the entire case is ongoing in the District Court for the Central District of California in Los Angeles, with trial currently scheduled for the first half of 2005 (the “California Action”). In addition, on January 23, 2004, the Company was named as a third-party defendant by Overture Services in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third-party complaint, Overture Services alleges that the Company infringes the ’361 patent. In the Lycos litigation, Overture Services is seeking substantially the same relief as is sought in the California Action. In its Answer, the Company has denied infringement and has counterclaimed for invalidity and unenforceability of the ’361 patent. The claims and counterclaims concerning the ’361 patent have been stayed in this case pending the outcome of the California Action.

In the opinion of management, based on its reliance on the opinion of the Company’s outside legal counsel that the Company does not infringe upon any valid and enforceable claims of the patents held by Overture Services, the ultimate outcome of this proceeding is not expected to have a material adverse effect on the Company’s financial position or the results of its operations.

The Company is also aware that Overture Services has pending patent applications in Europe. If these patents were to issue, Overture Services could attempt to assert the patents against the Company’s European operations, including those conducted by Espotting (see Note J).

Back to Contents

NOTE F (continued)

If it is determined that the Company’s bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, the Company’s business, prospects, financial condition and results of operations could be materially and adversely affected and the Company could be subject to damages and forced to obtain a license from Overture Services or revise the Company’s business model. The Company can offer no assurance that a license would be available on acceptable terms or at all, or that the Company will be able to revise its business model economically, efficiently or at all.

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against the Company and others in its sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing the Company from accepting paid advertising for online gambling. The Company believes that claims are without merit and intends to vigorously defend itself. Regardless of the outcome, this litigation could have an adverse impact on the Company because of defense costs, diversion on management’s attention and resources and other factors. No amount of losses has been accrued as of September 30, 2004.

Other Litigation

The Company expenses all legal fees for litigation as incurred, and is a defendant in various other legal proceedings from time to time, regarded as normal to its business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on the Company’s financial position or the results of its operations. As such, no accruals for losses have been made related to the Company’s legal proceedings.

NOTE G – DEBT

Revolving Loan

As of February 19, 2004, the Company entered into a $10.0 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 275 basis points per annum and are secured by substantially all of the Company’s assets. The initial commitment fee was $25,000 and there are no other continuing fees.

The loan agreement includes various financial covenants which require the Company to maintain liquidity, to comply with certain financial ratios and limit the Company’s ability to incur additional debt or pay dividends.

As of September 30, 2004, the Company has made no borrowings under this loan facility.

Seller Notes Payable

Prior to the Company’s acquisition of Comet, Comet purchased the domain names associated with Screensavers.com, Inc., which requires monthly installments of $12,500 until April 2006 pursuant to a non-interest bearing note.

Back to Contents

NOTE G (continued)

The following table summarizes the Company’s long-term debt (in thousands):

	September 30,	September 30,
	2004	2003

Obligation to Screensavers.com, principal and
interest payable monthly – net of discount of $9	$229	$—
Obligation to formers shareholders of Miva	683	—
Less current portion – net of discount of $7	(826)	—

Long-term debt	$86	$—

The following table summarizes future payments to Screensavers.com and Miva’s former shareholders as of September 30, 2004 (in thousands):

2004	$380
2005	491
2006	50

$921

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company’s largest ongoing contractual cash payments are to its distribution partners, which are funded by payments from the Company’s advertisers for the paid click-throughs delivered to them via the Company’s distribution partners. As of September 30, 2004, the Espotting Network has minimum payment amounts due to its distribution partners of $0.6 million in 2004 and $1.3 million in 2005.

The Company has contingent liabilities for “earn-outs” related to the Comet and BBE acquisitions. Comet stockholders may receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005. No amount for this “earn out” has been recorded as of September 30, 2004. As provided for in the purchase agreement, BBE remains eligible to receive an additional $10.3 million in cash based on B&B’s achieving certain performance targets in 2004 and 2005. A $3.5 million payment representing an advance to BBE on the contingent “earn out” was paid to BBE during the third quarter of 2004. The remaining $6.8 million “earn out” is payable quarterly, thereafter, provided the performance targets are met. No amount for the remaining portion of the contingent “earn out” has been recorded as of September 30, 2004.

When the Company acquired Comet in March 2004, the Company assumed Comet’s obligation under an operating lease agreement for its office space in New York, NY. The lease includes fixed increases in the lease payments, and expires in February 2007. Consistent with the conclusions of Comet’s management, the Company preliminarily believes that the amount of space leased exceeds its current and projected needs. As a result, the net present value of the remaining lease obligation for the excess space was recorded in purchase accounting, at an amount of approximately $1.6 million. Additionally, the Company believes the Comet lease obligation is at an above-market rate as of March 2004, and hence the Company also recorded a liability related to the portion of the space in use for $0.7 million in purchase accounting.

The Company’s obligations regarding future minimum payments under non-cancelable operating leases are as follows at September 30, 2004 (in thousands):

2004	$684
2005	2,475
2006	2,136
2007	1,100
2008	916
Thereafter	3,223

$10,534

Back to Contents

NOTE I – STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

The following table shows stockholders’ equity activity for the nine months ended September 30, 2004. The Company’s comprehensive income is comprised of net income and foreign currency translation adjustments. As a result of the Espotting merger in the third quarter of 2004, the Company now has several subsidiaries that report their results in a currency other than U.S. dollars, (in thousands):

	Preferred Stock		Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Comprehensive Income

	Shares	Amount	Shares	Amount

Balance at January 1, 2004	—	$—	21,428	$21	$52,884	$(82)	$—	$11,484	$—
Issuance of common stock in connection with business acquisitions	—	—	8,001	8	186,934	—	—	—	—
Issuance of common stock in connection with exercises of stock options and warrants	—	—	826	1	2,084	—	—	—	—
Treasury stock received to satisfy accrued liabilities	—	—	—	—	—	(722)	—	—	—
Tax benefit of exercise of stock options	—	—	—	—	3,676	—	—	—	—
Foreign currency translation adjustment, net of tax provision of $609	—	—	—	—	—	—	(934)	—	(934)
Net income	—	—	—	—	—	—	—	12,280	12,280

Comprehensive income	—	—	—	—	—	—	—	—	$11,346

Balance at September 30, 2004	—	$—	30,255	$30	$245,578	$(804)	$(934)	$23,764

NOTE J – GEOGRAPHICAL INFORMATION

Summarized information by geographical locations is as follows (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues by location:
United States	$30,018	$17,871	$82,469	$51,202
U.K.	19,699	—	19,699	—
Other international	8,576	—	8,576	—

Total revenue	$58,293	$17,871	$110,744	$51,202

	As of	As of
	September 30,	December 31,
	2004	2003

Assets by location:
United States	$92,335	$74,658
U.K.	206,749	—
Other international	10,788	—

Total assets	$309,872	$74,658

Revenue is attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to one of several European entities, including France, Germany, Spain, Italy and Sweden, that are a part of Espotting.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Business Risks” included herein.

Overview

We create and offer proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers.

To accomplish this full circle e-commerce offering, we provide three related, proprietary services under four operating divisions:

•	Performance-based Marketing

o	FindWhat.com Network™/Private Label. The FindWhat.com Network is a performance-based, keyword-targeted advertising service that distributes advertisements throughout the Internet each day, primarily in the United States. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using our turn-key operation, or parts thereof;

o	Espotting Network. On July 1, 2004, we completed a merger with Espotting Media, Inc. and formed its Espotting Network division. As with the FindWhat.com Network, the Espotting Network distributes advertisements throughout the Internet each day. Espotting’s operations are primarily in Europe, with operations in the U.K., France, Germany, Italy, Spain and Scandinavia;

•	Primary Traffic. Through Comet, we offer services such as connected desktop consumer software, which allows us to establish a direct relationship with Internet users. These services create a direct source of traffic for our advertisers and enable us to obtain additional information about maximizing paid listings opportunities on the Internet on behalf of our network traffic partners; and

•	Merchant Services. We offer commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet. Merchant Services include Miva Merchant™, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

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

Along with our private label partners we distribute advertisements to millions of Internet users each day, often in direct response to search or directory queries through the FindWhat.com and Espotting Networks. The FindWhat.com and Espotting Networks consist primarily of third-party search engines, websites, applications and other traffic sources, which serve as distribution partners for our advertisers’ listings. We recognize 100% of the revenue from paid click-throughs on the sites of the distribution partners in the FindWhat.com and Espotting Networks, and then share that revenue with those distribution partners. We recognize only our share of the revenue generated from private label initiatives. With both the FindWhat.com and Espotting Networks and our private label offering, our services create a source of revenue and relevant keyword-targeted ads for our partners, while providing our managed advertisers with exposure to potential customers across the Internet.

Back to Contents

Our sources of primary traffic can show keyword-targeted advertisements from the FindWhat.com and Espotting Networks, from our private label initiatives or from third-party providers of paid listings.

Through our Merchant Services division, which includes software and services offered by Miva, we have broadened our range of services to help online businesses.

Recent Developments

On September 14, 2004, we announced the launch of our Pay-Per-Call service which utilizes technology, processes and systems from Ingenio, Inc., pursuant to our April 6, 2004 agreement with Ingenio. Similar to our pay-per-click service, advertisers using the Pay-Per-Call advertising platform and services create advertisements relevant to their businesses that are shown to prospective customers searching for products and services on the FindWhat.com Network. With the Pay-Per-Call service, advertisers then pay when someone calls a special toll free number contained in the advertisement, as opposed to the pay-per-click service where advertisers pay when someone clicks on their advertisement and is transferred to their website. In the quarter ended September 30, 2004, our Pay-Per-Call service did not have a material effect on our revenues or net income.

On September 3, 2004, we announced the completion of our reincorporation from the state of Nevada to the state of Delaware as a result of the merger of FindWhat.com, a Nevada corporation and the former public reporting company, with and into FindWhat.com, Inc., a Delaware corporation and the current public reporting company. The reincorporation did not cause any change in our headquarters office location, personnel, management, assets, liabilities or net worth. As a result of the reincorporation, we adopted the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of FindWhat.com, Inc. The reincorporation was previously approved by our shareholders at our annual meeting held on June 4, 2004.

On August 5, 2004, we announced the signing of a Private Label agreement with Yellow Pages Group, a leading telephone directory publisher in Canada, to power a performance-based, keyword-targeted advertisement service in Canada, which is expected to launch during the fourth quarter of 2004.

On July 21, 2004, we announced that Mitsui & Co., Ltd. launched its new pay-per-click advertising service in Japan, utilizing our technology and operations expertise through our Private Label service. The new paid listing service, “LISTOP,” is initially available to companies working through the major Internet advertising agencies in Japan. LISTOP operates similarly to the FindWhat.com Network™, aggregating advertisers and distribution partners to create an online marketplace.

On July 1, 2004, we acquired all of the outstanding stock of Espotting Media Inc., a leading paid listings provider in Europe, pursuant to a merger of our wholly-owned subsidiary, Who Merger Corp., with and into Espotting. The total purchase price of approximately $183.2 million consisted of $11.3 million in cash consideration, the issuance of 6,999,995 shares of our common stock valued at $155.7 million, the issuance of options valued at $12.7 million to purchase 689,252 shares of our common stock at a weighted average exercise price of $5.10, in exchange for options and warrants held by Espotting employees and affiliates, and estimated direct transaction costs of approximately $3.4 million. The value of our common stock was based on our average closing stock price for the date of the completion of the acquisition and the two trading days prior to the closing date for accounting purposes. The value of the stock options was based on the fair value of FindWhat.com’s options using the Black-Scholes method.

On June 4, 2004, we acquired certain assets of B&B Enterprises, Inc., which we refer to as BBE. The assets we purchased were comprised of BBE’s proprietary client tools, distribution partner interfaces and implementation software used within its performance-based, keyword-targeted advertising business. The acquisition was made pursuant to an asset purchase agreement with BBE and its shareholders. This new FindWhat.com Network operating unit is B&B Advertising, Inc., which we refer to as B&B. This acquisition allows the FindWhat.com Network to target small distribution partners on an automated basis through B&B’s proprietary tools and processes. The total purchase price of approximately $8.1 million consisted of $4.0 million in cash consideration, consulting agreements with the two founders of BBE for an aggregate consideration of $0.5 million, direct transaction costs of approximately $0.1 million and an advance of $3.5 million of the additional $10.3 million BBE may receive under a note payable based on B&B’s achievement of certain performance targets in 2004 and 2005. The advance on this “earn out” was paid in the third quarter of 2004 in accordance with the purchase agreement. The remaining $6.8 million “earn out” is payable quarterly, thereafter, as the performance targets are met; no amount for this portion of the contingent “earn out” has been recorded as of September 30, 2004.

Back to Contents

On April 1, 2004, we entered into a joint venture with Thomas Global Register, LLC, a leading publisher of global business-to-business (“B2B”) Internet directories for industrial products and services, and a division of Thomas Publishing Company LLC. The name of the joint venture is ThomasB2B.com LLC, and it will use our private label service to offer performance-based paid listings for sellers of industrial B2B products and services. We account for this investment using the equity method of accounting.

On March 22, 2004, we acquired all of the outstanding stock of Comet Systems, Inc., a leading provider of connected desktop consumer software, pursuant to a merger of Comet with and into our wholly-owned subsidiary. We issued Comet stockholders 837,510 shares of our common stock and paid them approximately $8.1 million in cash, subject to certain escrow requirements. Comet stockholders may receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005. No additional amount for this “earn out” has been recorded as of September 30, 2004.

On March 1, 2004, Verizon Information Services’ SuperPages.com launched a redesigned website, adding bid-for-position, pay-per-click advertisements to its online yellow pages listings. Through a Private Label agreement, we provide the technology and business operations expertise to support these new enhanced local SuperPages.com advertising services. The services employ our existing infrastructure and systems, and the technology resides on our globally redundant data centers

As of February 19, 2004, we entered into a $10.0 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 275 basis points per annum and are secured by substantially all of our assets. The initial commitment fee was $25,000 and there are no other continuing fees. To date, we have not utilized any of the revolving loan.

On January 1, 2004, we acquired all of the outstanding stock of Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses, based in San Diego, California. We issued Miva stockholders 163,550 shares of our common stock and paid them approximately $1.3 million in cash. Additionally, we issued a $1.4 million note payable and we assumed approximately $2.0 million in Miva liabilities. On September 16, 2004, we announced the launch of MivaCentral.com, a newly created retail outlet serving the software and service needs of online merchants, following our September 1, 2004 acquisition of MvCool.

Among other things, our growth rate and results depend on our continued ability to:

•	grow our U.S. and European performance-based marketing business;

•	expand our performance-based marketing business geographically and as applicable, extend into new markets;

•	grow our commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers; and

•	complete, integrate and pursue additional strategic initiatives.

FindWhat.com and Espotting Networks click-through revenue, private label revenue, and revenue from our primary traffic sources are recognized when earned, which is based primarily on the actual click-through activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or if we believe collection is probable for those customers to whom we extend credit. Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses is generally recognized as products are shipped and all customer acceptance has occurred. Revenue from support arrangements is accounted for as a subscription, with billings recorded as deferred revenue and recognized as revenue ratably over the contract period of the invoice.

The largest component of our expenses relate to marketing costs incurred to attract consumers and businesses to our advertisers’ websites through our distribution partners on our FindWhat.com and Espotting Networks. In order to significantly increase revenues, we will be required to expand our operations, including hiring additional management and staff, and enhancing our overall technical infrastructure and facilities. The proposed increases in capital and expenditures will significantly increase future operating expenses.

Back to Contents

Organization of Information

Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of operations

•	Liquidity and capital resources

•	Contractual obligations

•	Use of estimates and critical accounting policies

•	Risks related to our business

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2004 and 2003

Our fiscal year is from January 1 through December 31. We commercially launched the FindWhat.com Network in September 1999, our first private label agreement commenced in September 2002, we acquired Miva in January 2004, Comet in March 2004, B&B in June 2004 and merged with Espotting in July 2004. When making comparisons between the three and nine months ending September 30, 2004 and 2003, readers should note that the results of operations of Miva, Comet, B&B and Espotting have been included in our statements of operations since the completion of the respective consummation date of each such acquisition or merger, and contributed to increases in our revenue and operating expenses in the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003. The operations of Miva, Comet, B&B and Espotting are being integrated with our operations; accordingly, their future stand-alone impact may be difficult to isolate. Readers should also note that we do not anticipate our historical growth rates to continue.

Revenue

Revenue was approximately $58.3 million for the three months ended September 30, 2004, compared to approximately $17.8 million for the three months ended September 30, 2003. Revenue for the nine months ended September 30, 2004 was approximately $110.7 million, as compared to $51.2 million for the nine months ended September 30, 2003. The increases in revenue in both comparison periods are primarily the result of the inclusion of revenue from businesses acquired during 2004, including Espotting. In addition, revenue increased in our FindWhat Network/Private Label division as a result of adding new distribution partners, expanding our relationships with our existing distribution partners, adding private label partners and increasing the amount advertisers spent with us for traffic from our distribution and private label partners.

During the three and nine months ended September 30, 2004 and 2003, no advertiser represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners, and one of these distribution partners represented over 10% of consolidated revenue for the nine months ended September 30, 2004. No distribution partner represented over 10% of consolidated revenue during the three months ended September 30, 2004. Revenue from our Private Label service was less than 5% of our total revenue for the three and nine months ended September 30, 2004.

In October 2004, we ceased displaying online gambling-related advertising to users on the FindWhat.com Network with Internet protocol, or IP, addresses originating from the United States or IP addresses for which we cannot determine the country of origin. Over the last year, there has been a growing trend within the U.S. paid listing industry to limit certain types of online advertising content from being displayed to Internet users in certain jurisdictions for a variety of reasons, including the avoidance of potential cultural and legal divergences. Our recent decision regarding online gambling-related advertisements is in keeping with these industry trends.

Operating Expenses

Search Serving - Search serving expense consists primarily of costs associated with designing and maintaining the technical infrastructure which supports our various services, fees paid to telecommunications carriers for Internet connectivity and costs for providing algorithmic search results. Costs associated with the technical infrastructure which supports our various services include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment and software license fees.

Back to Contents

Search serving expense increased to approximately $1.9 million for the three months ended September 30, 2004, compared to approximately $0.7 million for the three months ended September 30, 2003. Search serving expense increased to approximately $3.9 million for the nine months ending September 30, 2004, as compared to approximately $2.0 million for the nine months ending September 30, 2003. The increase in all comparative periods was primarily the result of incremental expenses associated with acquisitions completed during the first nine months of 2004. In addition, search serving expenses increased due to increases in depreciation of equipment, personnel expense and costs for providing algorithmic search results. We anticipate search serving expense will continue to increase as our traffic and number of managed active advertiser accounts increase, and as we complete and integrate strategic initiatives.

Marketing, Sales and Service - Marketing, sales and service expense consists primarily of:

•	revenue-sharing or other arrangements with our FindWhat.com and Espotting Network distribution partners;

•	advertising expenditures;

•	promotional expenditures such as sponsorships of seminars, trade shows and expos;

•	referral fees and other expenses to attract advertisers to our services;

•	fees to marketing and public relations firms; and

•	payroll and related expenses for personnel engaged in marketing, advertiser solutions, business development, sales functions, affiliate relations, business affairs, corporate development and credit transactions.

Our marketing, sales and service expense was approximately $35.7 million for the three months ended September 30, 2004, compared to $10.2 million for the three months ended September 30, 2003. Marketing, sales and service expense increased to approximately $63.4 million for the nine months ended September 30, 2004, as compared to $29.3 million for the nine months ended September 30, 2003.

The increase in marketing, sales and service expense was related primarily to increases in:

•	revenue-sharing payments and other fees paid to FindWhat.com and Espotting Network distribution partners, which increase as our revenue increases;

•	personnel costs due to expanding the number of business development, corporate development, marketing, advertiser solutions, credit transactions, affiliate relations, business affairs and sales personnel;

•	advertising;

•	consulting fees; and

•	travel for marketing, sales and service personnel.

Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales and service expense. We believe that continued investment in marketing, sales and service – including attracting advertisers to utilize the FindWhat.com and Espotting Networks, attracting distribution partners to display our keyword-targeted ads, obtaining additional private label partners or other third parties to provide paid listings powered by us and obtaining users for Comet’s and Miva’s services – is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

General and Administrative - General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services; expenses and fees associated with the reporting and other obligations of a public company; travel costs for administrative personnel; depreciation of furniture and equipment not related to search serving or product development activities; and other general and administrative services. Fees for professional services include payments to lawyers, accountants, tax advisors and other professionals in connection with operating our business, supporting litigation (including our litigation with Overture Services) and evaluating and pursuing new opportunities.

Back to Contents

General and administrative expenses increased to approximately $8.8 million for the three months ended September 30, 2004, compared to approximately $2.1 million for the three months ended September 30, 2003. General and administrative expense increased to approximately $16.5 million for the nine months ending September 30, 2004, as compared to $5.9 million for the nine months ending September 30, 2003.

The increase in general and administrative expenses was due primarily to the inclusion of results from acquisitions completed during the first nine months of 2004, increases in legal fees, personnel costs, depreciation on furniture and equipment, and expenses relating to being a public company.

We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, as we litigate patent-related lawsuits with Overture Services as well as other lawsuits related to the industry and as we evaluate and pursue new strategic opportunities. We now believe that legal expenses related to pending litigation could cost between $0.8 million and $1.5 million per quarter until the cases are resolved. The Overture Services trial is currently scheduled to begin in the first half of 2005.

Product Development - Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality for our proprietary services and depreciation for related equipment used in product development. Product development expense was approximately $1.9 million for the three months ended September 30, 2004, as compared to approximately $0.4 million for the three months ended September 30, 2003. Product development expense was approximately $3.8 million for the nine months ending September 30, 2004, as compared to $1.1 million for the nine months ending September 30, 2003. The increase was primarily due to incremental expenses resulting from acquisitions completed in 2004 along with increases in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

Amortization - Amortization expense for the three and nine months ended September 30, 2004 relates primarily to the amortization of intangible assets associated with the acquisitions of Miva, Comet, B&B and Espotting on January 1, 2004, March 22, 2004, June 4, 2004 and July 1, 2004, respectively. We expect to continue purchasing assets or businesses, which may result in the creation of intangible assets and additional amortization expense.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was approximately $0.1 million for the three months ended September 30, 2004 compared to approximately $0.2 million in the comparable prior year period. For the nine month periods ended September 30, 2003 and 2004, net interest income was approximately $0.4 million. The decrease in the three month period ended September 30, 2003 is primarily attributable to cash used to complete acquisitions in the first nine months of 2004, reducing our cash on hand and associated interest income.

Income Taxes

Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictates our ability to realize our tax assets.

We will elect to treat the Espotting merger as a stock acquisition for tax purposes and hence will have different book and tax bases. As a result, on the date of the merger, we recognized deferred tax assets of $11.5 million, comprised primarily of $11.0 million related to Espotting’s net operating loss (NOL) carryforwards offset by $9.6 million in valuation allowances. The deferred tax liabilities primarily relate to the identifiable intangible assets recognized in purchase accounting. Based on the history of losses at Espotting and considering domestic and foreign change in control rules, we have recorded a valuation allowance related to certain of Espotting’s deferred tax assets (primarily the NOL’s to the extent not offset by applicable deferred tax liabilities by country).

We have elected to treat the Comet acquisition as a stock acquisition for tax purposes and hence will have different book and tax bases. As a result, on the date of the purchase, we recognized deferred tax assets of $10.9 million, $10.0 million of which relates to Comet’s net operating loss (NOL) carryforwards and $0.9 million of which relates to other liabilities. Additionally, we recognized $4.7 million in deferred tax liabilities in purchase accounting for the tax effect of the different book and tax bases of the acquired intangibles other than goodwill. Based on projections of future taxable income and considering the Section 382 change in control rules of the Internal Revenue Code, we believe it is more likely than not that the NOL’s related to Comet will be realized before their expiration.

Back to Contents

We have recently elected to treat the Miva acquisition as a stock acquisition for tax purposes and hence will have different book and tax bases. As a result, in the three months ended September 30, 2004, we adjusted our preliminary purchase price allocation and recognized $0.3 million related to Miva’s net operating loss (NOL) carryforwards and deferred tax liabilities of $0.1 million. The deferred tax assets were recognized in the third quarter of 2004 resulting from contemplation of a Section 338 election, which was not ultimately made.

For the three months ended September 30, 2004 we recorded a tax provision of $3.1 million, which represents an approximate 39% effective tax rate. For the nine months ending September 30, 2004 we recorded a total income tax provision of approximately $7.9 million, which represents an approximate 39% effective tax rate, our current approximate statutory tax rate. For the three months ended September 30, 2003, we recorded a tax provision of approximately $1.8 million, which represents an approximate 38% effective tax rate. For the nine months ending September 30, 2003 we recorded a total income tax provision of approximately $5.1 million, which represents an approximate 38% effective tax rate, which was our approximate statutory tax rate.

Net Income

As a result of the factors described above, we generated net income of approximately $4.8 million, or $0.16 per basic share and $0.15 per diluted share, for the three months ended September 30, 2004, as compared to net income of $2.8 million, or $0.14 per basic share and $0.12 per diluted share, for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we generated net income of $12.3 million, or $0.50 per basic share and $0.46 per diluted share, as compared to net income of $8.2 million, or $0.42 per basic share and $0.37 per diluted share, for the nine months ended September 30, 2003.

Diluted weighted average common shares outstanding increased 8.9 million shares from 23.3 million shares for the three months ended September 30, 2003 to 32.2 million shares for the three months ended September 30, 2004. Diluted weighted average common shares outstanding increased 4.8 million shares from 22.1 million shares for the nine months ended September 30, 2003 to 26.9 million shares for the nine months ended September 30, 2004. The increase in shares is due to the weighted impact of 1.0 million shares issued in July 2003 related to a private equity placement, approximately 8.0 million shares issued during the nine months ended September 30, 2004 to acquire Miva, Comet and Espotting and shares issued related to the exercise of options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. From inception through September 30, 2004, we have raised net proceeds of approximately $33.6 million through private equity financings, and received approximately $11.5 million in proceeds from the exercise of warrants and options. For the nine months ending September 30, 2004 we generated cash flows from operations of $12.9 million.

We currently generate positive cash flows from our operations primarily due to advertisers bidding for keyword-targeted ads in the FindWhat.com and Espotting Networks and the networks of our private label partners, and distribution and private label partners displaying these keyword ads, leading to paid click-throughs. If we fail to continue to provide our managed advertisers with high quality click-throughs (or visitors to their websites), they may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. While the number of advertising partners, distribution partners and paid click-throughs are increasing, if we fail to offer our distribution partners competitive keyword-targeted advertisements in terms of the average revenue per paid click-through, the revenue share paid to the distribution partners, the relevancy and coverage of our keyword ads, and the speed of delivery of such ads, our partners may display fewer FindWhat.com and Espotting Network results, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. The number and quality of providers of keyword-targeted ads is increasing, which may adversely impact our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners. Any of these circumstances may reduce our revenue and cash flows.

Back to Contents

Net cash provided by operating activities totaled approximately $12.9 million for the nine months ended September 30, 2004, compared to approximately $9.4 million for the nine months ending September 30, 2003. The increase in cash from operations is primarily due to the increase in net income generated. The net cash provided in the nine months ended September 30, 2004 was based primarily on net income, non-cash expenses, tax benefit from exercise of stock options, and changes in deferred taxes of approximately $24.7 million. Reductions in prepaid expenses and other assets also contributed to cash provided by operations. These increases in cash were partially offset by a decrease in accounts payable, accrued expenses and other liabilities of approximately $10.6 million and an increase in accounts receivable and income taxes receivable of approximately $5.2 million. The decrease in accounts payable, accrued expenses and other liabilities is primarily due to payments to reduce liabilities assumed in the Miva and Espotting acquisitions. Income taxes receivable increased due to the tax benefit related to stock option exercises. Accounts receivable increased from December 31, 2003 to September 30, 2004 as revenue increased over the same period in the prior year, and due to billable advertisers representing a higher percentage of the Espotting Network’s revenue than that of the FindWhat.com Network’s revenue.

Net cash used in investing activities totaled approximately $25.4 million for the nine months ended September 30, 2004, which primarily consisted of $20.3 million for the purchase of Comet, Miva, B&B and Espotting, net of cash acquired, and approximately $5.0 million in capital expenditures for equipment, furniture and fixtures.

Net cash used in financing activities for the nine months ended September 30, 2004 consisted of approximately $1.7 million related to payments on capital leases and notes payable assumed in our acquisition of Miva. These payments were partially offset by $2.1 million in proceeds from the exercise of stock options and warrants during the first nine months of 2004.

Prior to our acquisition of Comet on March 22, 2004, Comet purchased the domain names associated with Screensavers.com, Inc. which requires monthly installment payments of $12,500 until April 2006.

As of February 19, 2004, we entered into a $10.0 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 275 basis points per annum and are secured by substantially all of our assets. The initial commitment fee was $25,000 and there are no other continuing fees. As of September 30, 2004 we have made no borrowings under this loan facility.

Our principal sources of liquidity consisted of approximately $46.2 million of cash and cash equivalents as of September 30, 2004, along with the availability of $10.0 million on our revolving loan. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.

We are engaged in patent litigation with one of our largest performance-based advertising competitors, Overture Services, Inc., a subsidiary of Yahoo!. We believe that this litigation will not be resolved until mid-2005 at the earliest, and could take significantly longer to resolve if there are appeals. Our patent litigation with Overture Services may be time-consuming, expensive and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

As we litigate patent lawsuits with Overture Services as well as other lawsuits related to the industry, we believe we will incur between $0.8 million and $1.5 million per quarter in legal expenses until these cases are resolved. We previously indicated that our legal expenses relating to litigation would be approximately $0.8 million to $1.0 million per quarter. However, since January 1, 2004, we have experienced significantly higher legal fees in connection with the Overture Services litigation in preparation for the 2005 trial date and have raised our estimates accordingly.

Back to Contents

We currently anticipate that our cash and cash equivalents as of September 30, 2004, together with cash flows from operations and the availability on our revolving loan, will be sufficient to meet our anticipated liquidity needs for working capital, contingent earn-out payments and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. On May 6, 2004, we filed a registration statement on Form S-3 with respect to the possible future issuance of up to 6 million shares of our authorized but unissued common stock from time to time. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend upon numerous factors including the pace of expansion of our operations, competitive pressures and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to increase our revolving loan. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Business Risks” below.

CONTRACTUAL OBLIGATIONS

Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through February 2007.

We have contingent liabilities for “earn-outs” related to the Comet and B&B acquisitions. Comet stockholders may receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005. No amount for this “earn out” has been recorded as of September 30, 2004. The terms of the B&B agreement include a $10.3 million “earn out” over an 18-month term, payable based on achieving certain performance targets. An advance payment of $3.5 million against the “earn out” was made during the third quarter of 2004, with the remaining $6.8 million “earn out” to be paid quarterly, thereafter, as earned over the 18-month term; no amount for this portion of the contingent “earn out” has been recorded as of September 30, 2004.

We have contractual obligations regarding future minimum payments under non-cancelable operating leases and payments of principal and interest related to long-term debt which consisted of the following at September 30, 2004 (in thousands):

				Guaranteed
				Distribution
	Operating	Long-term	Note	Partner
	Leases	Debt	Payable	Payments	Total

2004	$684	$38	$342	$565	$1,629
2005	2,475	150	341	1,266	4,232
2006	2,136	50		814	3,000
2007	1,100			100	1,200
2008	916				916
Thereafter	3,223				3,223

	$10,534	$238	$683	$2,745	$14,200

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

Back to Contents

Revenue

Revenue is generated primarily through click-throughs on our managed advertisers’ paid listings. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser’s bid price. Revenue is also generated from our private label service and is recognized in accordance with the contractual payment agreements as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we record FindWhat.com and Espotting Network click-through revenue gross, and private label revenue net.

Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses is generally recognized as products are shipped and all customer acceptance has occurred. Revenue from support arrangements is recognized ratably over the contract period of the invoice. When a Comet user clicks on a sponsored advertisement on a partner’s network, revenues are recognized in the amount of the partner’s fee due to Comet. Non-click-through-related revenue from Comet is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $3.3 million at September 30, 2004. The allowance for doubtful accounts, which increased significantly in the third quarter of 2004 due to the merger with Espotting, is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers were to contest amounts legitimately owed to us, or if their ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized after considering the positive and negative evidence as set forth in SFAS 109. This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax planning strategies. As of September 30, 2004, we have deferred tax assets (net of deferred tax liabilities and a valuation allowance of approximately $9.6 million) of approximately $1.1 million.

Purchase Accounting

We have made estimates of the fair values of the assets and liabilities acquired as a part of our Miva, Comet, B&B and Espotting acquisitions in the first nine months of 2004 based on either appraisals from third parties, certain internally generated information or both. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different, our amortization expense could vary. In addition, we are required to monitor such intangible assets for possible impairment charges.

Accrual for Excess Office Space

When we acquired Comet in March 2004, we assumed Comet’s obligation under an operating lease agreement for its office space in New York, NY. The lease includes fixed increases in the lease payments, and expires in February 2007. Consistent with the conclusions of Comet’s management, we believe that the amount of space leased exceeds our current and projected space needs in New York, NY. As a result, the net present value of the remaining lease obligation for the excess space was recorded in purchase accounting, at an amount of approximately $1.6 million. If we decide to utilize the space, our rent expense could increase.

Back to Contents

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

We began operating our business in 1998 and since that time we have undergone significant changes:

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

Back to Contents

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

Our success depends on providing products and services that businesses use to provide their clients with a high quality Internet experience. Our competitors are constantly developing innovative Internet products. As a result, we must continue to seek to enhance our technology and our existing products and services and introduce new high-quality products and services that businesses will use. Our success will depend, in part, on our ability to:

•	enhance and improve the responsiveness and functionality of our FindWhat.com and Espotting Networks, our private label service, our primary traffic services and our merchant services;

•	license, develop or acquire technologies useful in our business on a timely basis, enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective and current customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

We generate most of our revenue from our advertisers. Accordingly, our ability to generate revenue from the FindWhat.com and Espotting Networks is dependent upon our ability to attract new advertisers, maintain relationships with existing advertisers and generate traffic to our advertisers’ websites. Our programs to attract advertisers include direct sales, agency sales, online promotions, referral agreements and participation in tradeshows. We attempt to maintain relationships with our advertisers through customer service and delivery of qualified traffic.

Back to Contents

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

We have recently merged with or acquired a number of businesses: Miva, Comet, BBE and Espotting. The integration of these businesses may be difficult, time consuming and costly. The integration may divert our management’s time and resources from the operation of our businesses. The integration and management of these companies is also more challenging because Espotting’s primary operations are conducted in Europe, while FindWhat’s historical operations and those of our other new acquisitions are conducted primarily in the United States. Our integration efforts may not be completed as planned, may take longer to complete or may be more costly than anticipated, or these acquired businesses may not achieve their expected results, any of which would have a material adverse effect on our business and results of operations.

If we fail to manage our growth, our business will be adversely affected.

Our revenues and headcount have grown rapidly, due in part to several recent mergers and acquisitions. To continue to grow, we may make additional acquisitions in the future. These may include acquisitions of foreign companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which we have little or no experience. Additionally, we may fail to achieve the anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following, which could materially adversely affect our business, prospects, financial condition and results of operations:

•	we may incur substantial costs, delays or other operational or financial problems in integrating acquired businesses, including in integrating each company’s accounting, management information, human resource and other administrative systems to permit effective management;

•	we may not be able to identify, acquire or profitably manage any additional businesses;

•	with smaller acquired companies we may need to implement or improve controls, procedures and policies appropriate for a public company;

•	the acquired companies may adversely affect our consolidated operating results, particularly since some of the acquired companies have a history of operating losses;

•	acquisitions may divert our management’s attention from the operation of our businesses;

•	we may not be able to retain key personnel of acquired businesses;

•	there may be cultural challenges associated with integrating employees from our acquired companies into our organization; and

•	we may encounter unanticipated events, circumstances or legal liabilities.

We expect our historical growth rates and operating margins to decline in the future.

Although we have grown rapidly, we expect that in the future our revenue growth rate will decline primarily as a result of increased competition, as well as difficulty in maintaining growth rates as our net revenues increase. In addition, we believe our annual operating margins will decline in 2005 as a result of integrating recently acquired businesses with lower operating margins, the impact of amortizing intangible assets acquired from mergers and acquisitions, increased competition and increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales and marketing expenses and increased costs of operating as a global public company with multiple divisions.

Back to Contents

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

We have agreements to provide our private label services with our private label partners. Generally, under the terms of the agreements, we provide the technology and expertise to our partners to launch keyword-targeted paid listings services. These transactions are subject to numerous contingencies and risks including:

•	the failure of our partners to successfully create and manage paid listings networks;

•	the risk that development and implementation of the different versions of our technology will be delayed or not completed when expected;

•	the risk that development, implementation and integration costs will be higher than anticipated;

•	the inability of our partners to leverage their existing client base;

•	the failure of the paid listing services market to continue to grow;

•	intense competition in the paid listing services market;

Back to Contents

•	the potential for disagreements with our partners;

•	the potential that implementation of our private label services violates intellectual property rights of third parties;

•	economic changes in the Internet industry generally; and

•	the potential that our partners will be acquired or change their business plans and cease using our services.

The occurrence of any of these contingencies or risks could have a material adverse effect on our business, revenues and results of operations.

We have also agreed to indemnify our private label partners against any losses suffered by them as a result of the Overture Services litigation (see “–One of our FindWhat.com Network’s principal competitors may have patent rights which could prevent us from operating our services in their present form”), as well as other losses suffered by them resulting from use of intellectual property that we have provided to our private label partners. We may also be required to pay legal expenses incurred and losses suffered by our private label partners if Overture Services brings a patent infringement claim against them for using our bid-for-position, pay-per-click technology. If we are unsuccessful in our litigation with Overture Services, we may have to provide our private label partners with acceptable alternatives to our bid-for-position, pay-per-click technology, or refund monies that they have paid to us.

Our management team has limited experience managing a public company and many of our employees have recently joined us and must be integrated into our operations.

Some of our officers have had no senior management experience in public companies prior to joining FindWhat. As of October 1, 2004, we had 459 full time employees, an increase from 161 on December 31, 2003. Our new employees include certain key managerial, technical, financial, marketing and operations personnel who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Back to Contents

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

Our systems and operations are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users, or “hackers,” and similar events. Such disasters could interrupt our services and severely damage our business. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data or render us unable to provide services to our customers. In addition, we may be unable to provide services and websites due to a failure of the data communications capacity we require, as a result of human error, natural disaster or other operational disruptions. The occurrence of any or all of these events could materially adversely affect our business, prospects, financial condition and results of operations, and damage our brands if clients or prospective clients believe that our products are unreliable.

Back to Contents

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

From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to members of our FindWhat.com and Espotting Networks. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to the FindWhat.com and Espotting Networks member rather than to view the underlying content. We have implemented screening policies and procedures to minimize the effects of these fraudulent clicks. We believe that these policies and procedures assist us in detecting fraudulent click-throughs, which are not billed to our advertisers. However, it is difficult to detect all fraudulent clicks and detection may become more difficult in the future if third parties implement more sophisticated fraudulent click-through schemes. To the extent that we are unable to detect click-through fraud, we may refund revenue that our advertisers have paid to us and that was later attributed to these fraudulent click-throughs. If we find new evidence of past fraudulent clicks, we may have to issue refunds retroactively of amounts previously paid to our FindWhat.com or Espotting Network members. This would adversely affect our profitability, and these types of fraudulent activities could hurt our brands. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers. If this occurs, our advertisers may become dissatisfied with our advertising programs, and we may lose advertisers and revenue.

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

Back to Contents

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

Back to Contents

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, which could harm our brand and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess and our auditors attest to the design and operating effectiveness of our controls over financial reporting. If we cannot provide reliable and accurate financial reports or prevent fraud, our brand and operating results could be harmed. If we cannot provide the necessary documentation and demonstrate the effectiveness of our controls, we could be deemed to have deficiencies, significant deficiencies or material weaknesses that would need to be addressed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are continuing to work to improve our internal controls, including in the areas of access and security. We cannot be certain that these measures will ensure that we design, implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement necessary new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results or cause us to fail to meet our financial reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

When we account for employee stock options using the fair value method, it will significantly reduce our net income.

There has been ongoing public debate whether stock options granted to employees and directors should be accounted for as a compensation expense and, if so, how to properly value such expense. On October 13, 2004, the Financial Accounting Standard Board (FASB) issued Statement123R, “Share-Based Payment,” which would require us, beginning in July 2005, to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. We currently account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We account for stock-based compensation to non-employees using the fair value method set forth in SFAS 123, and related interpretations. If we had used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our net income would have been $2.6 million less than reported in the year ended December 31, 2003 and $4.7 million less than reported in the nine months ended September 30, 2004. When we adopt this new statement and expense our stock-based compensation plans using the fair value method as described in the new statement, we will have ongoing accounting charges for compensation expense significantly greater than those we would have recorded under our current method of accounting for stock options, which will reduce our reported operating, pre-tax and net income.

We cannot predict our future capital needs and may not be able to secure additional financing.

Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash as of September 30, 2004, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. Additionally, as of February 19, 2004, we entered into a $10 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. To date, we have not drawn down any amounts under this revolving loan.

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

Back to Contents

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

Back to Contents

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

We may face third party claims related to the content of the advertisements we place for our advertisers on the FindWhat.com and Espotting Networks that could be costly to defend, may give rise to indemnification claims from our distribution partners and others and could result in material losses.

From time to time, third parties may make claims against us, our distribution partners and others affiliated with us with respect to the content of the advertisements placed on our FindWhat.com and Espotting Networks. For example, on August 3, 2004, a putative class action lawsuit was filed, in the Superior Court of the State of California, County of San Francisco, against us and others in our market, including certain of our distribution partners, alleging that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. Third party claims related to the content of the advertisements place on our networks can be costly to defend, could result in our distribution partners and other affiliates asserting indemnification claims against us if they become a party to the suit, and could result in material losses for us, both as a result of paying our own legal costs and those of our indemnities, as applicable, associated with the defense against such claims, as well as any damages that may result if we are unsuccessful in defending against such claims.

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

Back to Contents

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

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. Also, online user traffic tends to be seasonal. Our rapid growth has masked, and may in the future mask, the cyclical nature and seasonality of our business.

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

As of September 30, 2004, we had stock options outstanding to purchase a total of 5,181,592 shares at a weighted average exercise price of $8.67 per share under our 1999 Stock Incentive Plan, our 2004 Stock Incentive Plan and our EMI Replacement Option Plan. To the extent these options are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion of exchange of these securities, investors may experience additional dilution of their proportional ownership of our company.

Back to Contents

Our certificate of incorporation authorizes us to issue additional shares of stock, which could impede a change of control that is beneficial to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the acquisition of Espotting, we now conduct business in several countries throughout the world and are subject to risks associated with changing foreign exchange rates. Our principal currencies include the Dollar, Euro, British Pound, and Swedish Kroner. Fluctuations in foreign currency exchange rates could impact our results of operations and financial position. At this point, we do not hedge our exposure to changes in the rates, but if we believe that these exposures are materially affecting our reported results, we will execute a policy to ensure the risk is reasonably mitigated.

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

Overture Litigation

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

On January 17, 2002, we filed a complaint against Overture Services to challenge the `361 patent in the District Court for the Southern District of New York. Subsequently, Overture Services commenced litigation against us in the District Court for the Central District of California in Los Angeles, alleging that we are infringing the `361 patent. In the litigation, we are seeking a declaration that the `361 Patent is invalid and unenforceable and not infringed by us, and Overture Services is seeking a permanent injunction against any act by us deemed by the court to infringe Overture Services’ `361 Patent, an award of unspecified monetary damages, and attorney’s fees, costs, and expenses. Our complaint has been consolidated with Overture Services’ action and the entire case is ongoing in the District Court for the Central District of California in Los Angeles, with trial currently scheduled for the first half of 2005 (the “California Action”). In addition, on January 23, 2004, we were named as a third-party defendant by Overture Services in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third-party complaint, Overture Services alleges that we infringe the `361 patent. In the Lycos litigation, Overture Services is seeking substantially the same relief as is sought in the California Action. In our Answer, we have denied infringement and have counterclaimed for invalidity and unenforceability of the ‘361 patent. The claims and counterclaims concerning the ‘361 patent have been stayed in this case pending the outcome of the California Action.

We are also aware that Overture Services has pending patent applications in Europe. If these patents were to issue, Overture Services could attempt to assert the patents against our European operations, including those conducted by Espotting.

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed, in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for on-line gambling. We believe that the claims are without merit and intend to vigorously defend ourselves. Regardless of the outcome, this litigation can have an adverse impact on us because of defense costs, diversion of management’s attention and resources, and other factors. No amount of losses has been accrued as of September 30, 2004.

Item 5. Other Information

On November 8, 2004, we entered into an employment agreement Brenda Agius, our chief financial officer. The agreement has an initial term of one year, after which it will renew automatically for additional one year periods on the same terms and conditions, unless either party to the agreement provides notice to the other of an intention not to extend it prior to the end of its term. The employment agreement provides for a minimum annual base salary of $225,000, which may be increased but not decreased from time to time. The employment agreement requires us to compensate Ms. Agius and provide her with certain benefits if her employment is terminated before the agreement expires. The compensation and benefits Ms. Agius is entitled to receive upon termination of employment varies depending on whether her employment is terminated: (1) by us with “cause”; (2) by us without “cause,” or by Ms. Agius for “good reason”; (3) involuntarily due to death or disability; or (4) by Ms. Agius without “good reason.”

In the event of a termination by us without “cause” or a termination by Ms. Agius for “good reason,” Ms. Agius would be entitled to receive the following: (1) her earned but unpaid basic salary through the termination date, plus a pro rata share of her bonus through the termination date; (2) an amount equal to one times the sum of her basic salary at the time of termination, plus a termination bonus equal to the bonus paid to her during the four fiscal quarters prior to the date of termination, or, in the event of a change of control, the bonus paid to her during the four fiscal quarters prior to the change of control, payable over the twelve month period following termination; (3) any other amounts or benefits owing to her under the then applicable employee benefit, long term incentive or equity plans and programs of FindWhat, within the terms of such plans, payable over the twelve month period following termination; and (4) benefits, (including health, life, disability and pension) as if Ms. Agius were still an employee during the twelve month period following termination. Included in the definition of “good reason,” among other reasons, is a period of time from 180 to 210 days following a change of control, as defined in her employment agreement, during which Ms. Agius may terminate her employment for any reason. Finally, in the event of a termination without “cause” by us, with “good reason” by Ms. Agius, or following a change of control, all stock options held by her would immediately vest and become exercisable throughout the full term of such options as if she were still employed by us.

In the event of a termination by us with “cause,” Ms. Agius would be entitled to receive the earned but unpaid portion of her basic salary through the date of termination. In the event of a termination by Ms. Agius “without good reason,” or the termination of employment as a result of death or permanent disability, Ms. Agius would be entitled to receive the earned but unpaid portion of her basic salary through the date of termination, and the earned but unpaid portion of her vested incentive compensation under and consistent with plans adopted by FindWhat prior to the date of termination.

Back to Contents

Item 6. Exhibits

The following documents are filed as part of this Quarterly Report on Form 10-Q:

Number      Exhibit

2.1*	Amended and Restated Agreement and Plan of Merger among FindWhat.com, Who Merger Corp. and Espotting Media Inc., dated February 9, 2004.

2.5#	Agreement and Plan of Merger by and between FindWhat.com, a Nevada corporation, and FindWhat.com, Inc., a Delaware corporation, dated September 2, 2004.

3.1#	Amended and Restated Certificate of Incorporation of FindWhat.com, Inc.

3.2#	Amended and Restated By-laws of FindWhat.com, Inc.

10.11	Amended and Restated Employment Agreement with Brenda Agius, dated November 8, 2004.

10.14##	Registration Rights Agreement dated as of June 30, 2004 among FindWhat.com and certain affiliates of Espotting Media Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated by reference to the exhibit previously filed on February 10, 2004 with FindWhat.com’s Form 8-K.

# Incorporated by reference to the exhibit previously filed on September 3, 2004 with FindWhat.com’s Form 8-K.

## Incorporated by reference to the exhibit previously filed on August 6, 2004 with FindWhat.com’s Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDWHAT.COM, INC.

Date: November 9, 2004	By:	/s/ Brenda Agius
Brenda Agius
Chief Financial Officer (Duly Authorized Officer
and Principal Financial Officer)