Form 10-Q/A
period 2004-09-30
FINDWHAT COM INC
filed 2004-11-10
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

     FindWhat.com, Inc. (the “Company”) is amending its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 9, 2004. This amendment is being made to correct two typographical errors contained in the original filing noted above. First, in the Condensed Consolidated Balance Sheets under the line item entitled “Accounts receivable, less allowance for doubtful accounts of $3,269 and $223 at September 30, 2004 and December 31, 2003, respectively,” we have changed the September 30, 2004 number from $26,600 to $24,600. Second, in the Condensed Consolidated Statements of Income we have changed the last column header to reflect the proper year ended of 2003 for the column previously noted as “Nine months ended September 30, 20043.”

     Further, pursuant to Regulation Section 240.12b-15 of the Securities and Exchange Commission, the Company has provided new certifications by its Chief Executive Officer and its Chief Financial Officer as specified in Regulation Section 240.15d-14 and under Section 906 of the Sarbanes-Oxley Act of 2002, codified as 18 U.S.C. Section 1350.

     The Company will provide a version of the Form 10-Q/A that is marked to show changes upon request at no charge. Requests should be directed in writing to: FindWhat.com, Inc., 5220 Summerlin Commons Boulevard, Fort Myers, Florida 33907, Attention: Karen Yagnesak.

FORM 10-Q/A

FindWhat.com, Inc.

Back to Contents

Item 1. Financial Statements

FindWhat.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	September 30,	December 31,
	2004	2003

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$46,180	$59,210
Accounts receivable, less allowance for doubtful accounts of $3,269 and $223 at September 30, 2004 and December 31, 2003, respectively	24,600	5,051
Deferred tax assets	—	180
Note receivable	—	2,054
Income taxes receivable	1,975	758
Prepaid expenses and other current assets	1,844	2,554

Total current assets	74,599	69,807

EQUIPMENT AND FURNITURE – NET	9,226	4,695
INTANGIBLE ASSETS – NET	223,810	—
DEFERRED TAX ASSETS	1,698	—
OTHER ASSETS	539	156

Total assets	$309,872	$74,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,247	$7,770
Deferred revenue	4,331	1,866
Current portion of long-term debt	826	—
Deferred income tax liabilities	623	—
Current portion of rent related liabilities	771	—

Total current liabilities	40,798	9,636

DEFERRED INCOME TAXES	—	600
LONG-TERM DEBT	86	—
RENT-RELATED LIABILITIES	1,354	115

Total liabilities	42,238	10,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 30,255 and 21,428, respectively; outstanding 30,212 and 21,421, respectively	30	21
Additional paid-in capital	245,578	52,884
Treasury stock; 43 and 7 shares at cost, respectively	(804)	(82)
Accumlated other comprehensive income	(934)	—
Retained earnings	23,764	11,484

Total stockholders’ equity	267,634	64,307

Total liabilities and stockholders’ equity	$309,872	$74,658

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

On October 13, 2004, the Financial Accounting Standards Board issued Statement 123R, “Share Based Payment”, which would require us, beginning in July 2005, to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. The Company currently accounts for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. When the Company adopts the new statement and begins to expense stock-based compensation plans using the fair value method as prescribed in the new statement, there will be ongoing accounting charges for compensation expense. The Company will continue to assess the potential impact of the new statement on its financial position and results of operations.

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

FINDWHAT.COM, INC.

Date: November 10, 2004	By:	/s/ Brenda Agius
Brenda Agius
Chief Financial Officer (Duly Authorized Officer
and Principal Financial Officer)