Form 10-K
period 2004-12-31
FINDWHAT COM INC
filed 2005-03-16
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004
or
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File Number: 0-30428

FindWhat.com, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5220 Summerlin Commons Blvd Fort Myers, Florida 33907	(239) 561-7229
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes      No

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $485.6 million on June 30, 2004.

There were 30,661,108 shares of the Registrant’s Common Stock outstanding on January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

PART I

Forward-Looking Statements

This document contains certain forward-looking statements that are based upon current expectations and involve certain risks and uncertainties within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words or expressions such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “estimate,” “project,” or variations of these words as well as similar words or expressions are intended to identify forward-looking statements. Additionally, this document contains forward-looking statements attributed to certain third-parties relating to, among other things, their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on the forward-looking statements contained in this document, which apply only as of the date of this report, or, in the case of third-party forward-looking statements, the date of such third-party’s statements or reports. We undertake no obligation to update the information contained herein. Our actual performance and results could differ materially from those anticipated in these forward-looking statements for many reasons, including, but not limited to economic changes and changes in the Internet industry generally. Key Risk Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Business Risks” included herein at Page 17.

Item 1. Business.

Overview

FindWhat.com, Inc. (“we” “our” “us” “FindWhat” or “the Company”) and its predecessors have been providing e-commerce solutions since 1998. We offer proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers.

To accomplish this full circle e-commerce offering, we provide five related, proprietary services under two business units:

•	Performance-based Marketing

o	FindWhat.com Network™ The FindWhat.com Network is a performance-based, keyword-targeted advertising service that distributes advertisements throughout the Internet each day, primarily in North America;

o	Espotting Network. As with the FindWhat.com Network, the Espotting Network distributes advertisements throughout the Internet each day primarily in Europe. Espotting’s operations are primarily in the U.K., France, Germany, Italy, Spain and Scandinavia;

o	Private Label. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using all or a portion of our turn-key operation;

o	Primary Traffic. We offer services such as toolbars, screensavers and other unique and effective interactive products and services that allow us to establish a direct relationship with Internet users. These services create a direct source of traffic for our advertisers and enable us to maximize paid listings opportunities on the Internet on behalf of our network traffic partners.

•	Merchant Services Division. We offer commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet through our subsidiary, Miva Corporation. Our Merchant Services division includes Miva Merchant, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

We maintain an Internet website at http://www.findwhat.com. We make available free of charge on our website links to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on our website is not incorporated by reference into this report. Additionally, individuals can access our electronically filed reports, proxy statements and other information through the Internet site maintained by the Securities and Exchange Commission at http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.

Recent Developments and Company History

During 2004, we continued to build our primary business, as we executed the first phase of our global growth strategy by completing a number of transactions, including the merger or acquisition of five businesses and the expansion of our private label relationships to include the launch of a number of new Private Label partners. We also were the first paid listings company to launch an auction-based, Pay Per Call solution. Through these initiatives and others, we now have new or enhanced product and service offerings in eleven countries on three continents. In 2005, we intend to continue building upon the synergies created in 2004, while pursuing additional strategic opportunities as they become available. Strategic highlights for 2004 include the following:

On January 1, 2004, we acquired all of the outstanding stock of Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses. Miva is based in San Diego, California. Miva subsequently acquired the assets of MvCool on September 1, 2004. Following our acquisitions of Miva and MvCool, we launched MivaCentral.com on September 16, 2004. MivaCentral.com is a newly created retail outlet serving the software and service needs of online merchants. As a result of these acquisitions and the launch of MivaCentral.com, we have been able to combine several commerce enabling services into a comprehensive e-commerce solution for small and medium sized merchants interested in establishing, maintaining and growing an e-commerce business.

On March 22, 2004, we acquired all of the outstanding stock of Comet Systems, Inc., a leading provider of connected desktop consumer software. Through Comet, we have access to the millions of consumers who have voluntarily downloaded Comet software and search functionality directly onto their personal computers. This direct connection to the end consumer allows us to enhance our keyword-targeted, performance-based advertising service. In addition, we have leveraged Comet’s desktop software technology to offer toolbars and other downloadable applications to our FindWhat and Espotting Network partners under our partners’ own brands, increasing the value we can provide to our distribution partners.

On June 4, 2004, we acquired certain assets of B&B Enterprises, Inc., which we refer to as BBE. The assets purchased included BBE’s proprietary client tools, distribution partner interfaces and implementation software used within its performance-based, keyword-targeted advertising business. This new operating unit of the FindWhat.com Network is referred to as B&B Advertising, Inc., or B&B. B&B’s resources allow the FindWhat.com Network to target small distribution partners through related proprietary tools and processes.

On July 1, 2004, one of our subsidiaries merged with Espotting Media Inc., one of Europe’s leading paid listing providers, resulting in Espotting becoming our wholly-owned subsidiary. Our combination with Espotting established us as an international leader in performance based marketing, with operations and partnerships throughout the world. The merger has also expanded our core services into a geographic region where we previously had only a minor presence.

On September 3, 2004 we completed our reincorporation from the state of Nevada to the state of Delaware as a result of the merger of FindWhat.com, a Nevada corporation and the former public reporting company, with and into FindWhat.com, Inc., a Delaware corporation and the current public reporting company. The reincorporation did not cause any change in our personnel, management, assets, liabilities, net worth or the location of our headquarters. As a result of the reincorporation, we adopted the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of FindWhat.com, Inc. The reincorporation was previously approved by our shareholders at our annual meeting held on June 4, 2004.

On September 14, 2004, we launched our Pay Per Call service. Similar to our pay-per-click service, advertisers using the Pay Per Call advertising platform and services create advertisements relevant to their businesses that are shown to prospective customers searching for products and services on the FindWhat.com Network. With the Pay Per Call service, advertisers then pay when someone calls a special toll free number contained in the advertisement, as opposed to the pay-per-click service where advertisers pay when someone clicks on their advertisement and is transferred to their website.

On December 29, 2004, we entered into a Perpetual License Agreement with Fast Search & Transfer, entitling us to an enterprise license for FAST’s Data SearchTM 360 data search and analysis software. Utilizing FAST’s technology, we intend to enhance our business in several core areas, including the following specific projects currently under review or now underway:

•	Enhancement and automation of our paid placement search infrastructure to improve editorial efficiencies using FAST’s computational linguistic technologies;

•	Creation of relevant contextual algorithms to supply greater traffic opportunities for our advertisers;

•	Creation of additional search-based solutions for our merchant customers, potentially including shopping search and site search solutions; and

•	Creation of premium web search catalogs covering our major territories to deliver a more robust and complete product offering to our distribution partners.

Industry Overview

Since the launch of the Internet for commercial enterprise, there has been one constant: the number of visitors to a website has a direct impact on the success of that website. Based upon this tenet, an entire industry has been developed around driving Internet users to certain websites. It is our belief that all online businesses, regardless of size, and especially those that rely on their websites for revenue or to disseminate information about their products and services, are constantly seeking to increase the number of visitors to their websites for the opportunity to convert each visitor into a paying customer.

According to the Interactive Advertising Bureau (IAB), online advertisers have, over the last few years, turned more and more to performance-based advertising on the Internet as an alternative to traditional forms of advertising when fulfilling their marketing objectives. Historically, advertising, including most online advertising, has been impression-based, with advertisers being charged based on the number of viewers, listeners, readers or users who are potentially exposed to their ad. The banner advertising that is prevalent on many websites is a form of impression-based advertising. Companies that engage in impression-based advertising usually cannot guarantee to those paying for the ad that the users exposed have any interest in the product or services advertised, or that they even noticed the advertisement. Increasingly, online advertisers are demanding the heightened accountability of performance-based advertising alternatives, where advertisers pay for every prospect that undertakes a predetermined action, be it clicking-through to an advertiser’s website, calling an advertiser or registering for or buying the products or services offered by the advertiser. According to the IAB, 38% of all U.S. online advertising spending in the first six months of 2004 was performance-based, versus 33% in the same period in 2003 and 15% in the same period in 2002.

With performance-based advertising, Internet advertisers can select from a variety of alternatives, including pay-per-click, pay-per-call, pay-per-lead, banner display advertisements, e-mail and pop-up campaigns. However, of these alternatives, performance-based, keyword-targeted, search-based advertisements have grown faster than most others, due, we believe, to their distinct advantages. Among those advantages is the ability of an advertiser to get its message in front of a prospect at the very time that prospect is displaying an interest in the product or service the advertiser is offering, either because the prospect has searched for the keyword, clicked on a directory link, or has visited a site that relates to the keyword. We believe that as a result of these advantages, advertisers have allocated increased amounts of their online marketing budgets to keyword-targeted, search-based advertisements (or “paid listings”). According to the IAB, paid listings accounted for 40% of total online advertising revenue during the first six months of 2004, compared to 29% during the same period in 2003. According to eMarketer, Inc. in November 2004, revenue from paid listings in the United States will be approximately $4.96 billion in 2005, and will grow to approximately $6.74 billion by 2008.

Prospective buyers can find paid listings via browser applications, customized downloadable applications and websites that provide Web directories, search engines or contextually relevant listings. These applications and websites enable potential customers, be they individual consumers or businesses, to find listings of advertisers’ websites matching a descriptive word or phrase, while offering advertisers exposure to a highly relevant Internet audience that has already indicated an interest in their products or services. As evidenced by the increase in spending on paid listings, it has become a more important tool for sellers of product and services to find prospective buyers in a fast, organized and convenient manner.

Of course, these positive trends towards paid listings are not without obstacles for all parties concerned, and we believe Internet users, advertisers, high traffic sites and portals, and small to medium sized enterprises face numerous challenges. Through our suite of product and service offerings, we believe we have addressed these challenges through best-in-class solutions. The following table sets forth the challenges we believe exist to each of the above referenced groups and our corresponding solutions:

Issues Facing Internet Users:

Unmet Commercial Search Requirements. Businesses and consumers are capitalizing on the efficiency and interactive nature of the Internet to research and purchase goods and services. However, the number of commercial websites on the Internet is large and growing rapidly, and finding the exact product or service desired among the billions of web pages available on the Internet can be frustrating and time-consuming.

Our Solutions:

Efficiency of the Pay-for-Performance Model. We believe that the bid-for-position, pay-for-performance model delivers a better and more relevant list of commercial sites for Internet users looking for a product or service, because companies actively promoting and selling the desired goods and services are positioned first within the list of FindWhat.com or Espotting keyword ads displayed in response to that Internet user’s query.

Accessibility. Through our distribution partners’ websites and browser applications, advertisements placed in the FindWhat.com and Espotting Networks enjoy wide accessibility for online users across the Internet.

High quality content. We have written and strictly enforce advertising guidelines to ensure high relevancy standards. Additionally, advertisers police their own activity to avoid paying for traffic that is not likely to convert to a sale of their products or services.

Issues Facing Advertisers:

Barriers to online advertising. Advertisers of all sizes are faced with the challenge of attaining wide distribution of their advertisements on a cost-effective basis to those Internet users that are most interested in their products or services. In order to achieve this goal, advertisers must select an advertising channel that allows them control over the resources they dedicate to a particular campaign, as well as the ability to intelligently determine which campaigns are providing successful results, all with minimal effort.

Our Solutions:

Control. Our advertisers can access their account to change or edit their company or product description at any time. Advertisers control, monitor, track, organize, budget and manage their bids, placement of their keyword ads, total expenditures, and their cost per visitor or introduction. As a result, advertisers can easily determine and work to improve the return on their advertising investment with us.

Widespread Distribution. By bidding into the top positions for keywords or phrases, an advertiser’s keyword ad will appear on the websites of the distribution partners in our networks, which are primarily comprised of smaller online entities, including category-specific websites, that tend to generate targeted prospects for our advertisers.

Efficiency, accountability and evaluation. We bring efficiency and accountability to the purchase of Internet advertising and address the most common objection marketers have when considering any advertising expenditure–knowing precisely what they are getting for their money. Our FindWhat.com Network advertisers also have access to a free post-click analytical tool that can tell them how well their keyword campaign is doing, including information on return on investment by keyword. This furthers the accountability of advertising on the FindWhat.com Networks and allows advertisers to optimize their campaigns based on conversion data made available to them.

Issues Facing High Traffic Websites and Large Portals:

Need by large portals and high traffic websites to create deeper relationships with large numbers of advertisers in order to attract interest in the advertising services they offer. While most browser applications and websites that provide Web directories, search engines or contextually relevant listings are small or medium-sized businesses, and have limited sales capabilities, the largest portals and high traffic websites maintain extensive sales forces and offer a variety of advertising services. We believe large portals and high traffic websites recognize the benefits of offering their own performance-based, keyword-targeted advertisement service, but do not have the capability or desire to service or manage many of the details involved with such a service. These details include the time and expense required for reviewing advertisers’ listings for relevancy and ensuring that advertisers are only charged for legitimate click-throughs or calls. However, if the services are not offered directly to advertisers under the brand of this large portal or high-traffic website, and are instead outsourced, the opportunity for a direct relationship with those advertisers may be lost, preempting the development of a relationship for other advertising services.

Our Solutions:

Speed to Market and Cost Savings. Our experience and ability at designing and operating a keyword-targeted advertisement service for our private label partners makes a strategic partnership with FindWhat.com an efficient and logical choice. We also believe that we can offer the private label service at a lower ongoing cost than the portal would incur to manage the service itself, with a higher level of service to advertisers, due to our experience and the efficiencies we realize by leveraging assets built to run our FindWhat.com and Espotting Networks.

Direct Relationship with Advertisers / Cross-Selling Opportunities. Portals and high traffic websites that import paid listings from third parties do not maintain a relationship with the advertisers appearing on their sites. While this may be a benefit to a smaller website that does not have its own sales force, it can be a detriment to a large portal or company that offers or would like to offer a number of advertising alternatives. Over the last few years, advertiser demand for keyword-targeted, performance-based advertising services – specifically the ability to pay-for-placement within search results on large portals – has grown dramatically, and prominent position within search results can now command high bid prices per click or call. We believe advertisers are quick to realize which company can provide that position, and the advertiser will likely go straight to that third party, bypassing the portal. In such an instance, the sales force of a portal or high traffic website has lost an opportunity to build a direct relationship with an advertiser, which might have been a candidate for other advertising offerings. With our private label service, our partner maintains the relationship with the advertisers, and its sales force now has the opportunity to contact any of the advertisers attracted by the keyword-targeted advertising service to determine if there is an interest in an expanded relationship.

Issues Facing High Traffic Websites and Large Portals (continued):

Need by browser applications and websites that provide Web directories, search engine capabilities, or contextually relevant listings to fund their offerings to Internet users and capitalize on advertiser demand for performance-based, keyword-targeted advertisements. In order to attract Internet users, providers of browser applications and high-traffic websites need to create compelling tools, functionality and content, all of which are generally costly to build and maintain, especially given the intense and growing competition on the Internet. In order to fund these offerings, providers of these applications and websites need to ensure that they take full advantage of the opportunities presented by users visiting their websites or utilizing their applications. Specifically, providers of browser applications and websites need a revenue source that is able to capitalize on both the demand by Internet users for high quality, relevant commercial listings, and the demand by online advertisers of all sizes for performance-based, keyword-targeted advertisements. Further, many of the purveyors of these websites and applications are small and need expert, reliable assistance in generating revenue and managing the sources of their traffic.

Our Solutions:

High quality content. Our database of keyword advertisements represents continuously updated, high quality content for any website or browser application that desires to offer its users access to e-commerce-oriented information. Our bid-for-position, pay-per-click and pay-per-call environment encourages the most relevant, highest-quality advertisers to actively pursue the top positions in our list of keyword ads.

Sustainable, recurring, high margin revenue. By including keyword ads from the FindWhat.com and/or Espotting Network, our distribution partners can earn revenue from their users who are interested in finding products or services. Because we handle all of the interaction with the advertisers required to offer a comprehensive, keyword-targeted advertisement service, there is very little cost involved for our distribution partners to receive their share of this recurring revenue stream.

Ability to Focus on Core Business. For those large companies with leadership positions looking to extend into the paid listings advertising market, consideration must be given to the ability of the company to enter that market without losing focus on these core business initiatives, while finding a strategic partner who is not a competitor or a potential competitor. Given that the skills and effort required to run a keyword-targeted advertisement service are very different from those of running a large portal or high traffic website, and would require significant investment and management focus in order to provide an attractive service and oversee a sophisticated technology platform, we believe our private label service offers large portals, high traffic websites, and leadership companies developing an online marketplace a very low barrier to entry into the paid listings advertising market.

Issues Facing Small to Mid-Sized Enterprises (SMEs):

A relatively large number of businesses do not have websites. In the United States alone, we estimate that there are 15 million businesses without a web presence. These businesses have traditionally been limited in their ability to effectively reach potential customers through online advertising, which we believe is a growing and distinct disadvantage to their competitors with an Internet presence. We believe that businesses that are unwilling or unable to establish a website can still benefit from a presence on the Internet to generate valuable leads for their businesses.

Our Solutions:

Pay Per Call offers an online advertising solution for advertisers without a website. Using our Pay Per Call service, both online and offline advertisers are able to participate in keyword-targeted performance-based advertising. By bidding for placement in search results delivered in response to an Internet user’s search or click on a keyword link, Internet users are provided with a special toll free number that, upon calling, connects the user directly to the advertiser.

Ability for small to mid-sized enterprises (SMEs) to develop a cost-effective, impactful e-commerce solution. The cost to develop, host and maintain a website may preclude many companies from engaging in e-commerce. There are a myriad of options to choose from in putting together an e-commerce website, and many require highly technical or strategic knowledge in order to choose and execute the optimal solution. Leading barriers to e-commerce that any merchant must address include: secure data and order collection, online payment processing, fraud protection, merchant banking services, web hosting, web design and maintenance, web site promotion, product management, product marketing and customer service. Without guidance, or specific technical and strategic knowledge, the business individual or SME is at a disadvantage to compete with larger companies, which may have greater resources to handle many of the issues faced in launching and maintaining a successful online business.

Miva Merchant. Our Miva product line ranges from Miva Merchant, a point and click e-commerce site building application to Miva Script, an XML based server side scripting language. Additionally, storefronts built with Miva Merchant can automatically synchronize their product, customer and order data with QuickBooks Pro from Intuit, using Miva Synchro. This approach allows merchants to build their online store with nothing more than a web browser, and lets developers provide aftermarket enhancements for the storefront. Integrated into the Miva product line are services that help people market their online storefront and collect money on the Internet. Miva Marketplace also helps merchants use keyword-targeted, pay-per-click advertising to bring buyers to their online stores and websites. Once a buyer purchases a product, credit cards and online checks can be processed with Miva Payment. Follow-up marketing can be done via email using Miva Mailer, a service that automates un-subscribe functionality and mailing list management.

The FindWhat.com and Espotting Networks

The FindWhat.com and Espotting Networks are online marketplaces that connect businesses with prospects likely to make purchases or research potential purchases through the businesses’ websites. They also provide additional revenue to browser applications and websites that contain Web directories, search engines or contextually relevant listings. We view both the FindWhat.com and Espotting Networks as similar to the Yellow Pages in the offline world; as a tool for leading providers of goods and services to reach the people or businesses that are actively looking to research or purchase those goods or services. While our advertisers’ listings are available at our website, their listings are primarily viewed by people using our distribution partners’ websites and browser applications. We distribute the listings our advertisers have placed with us to thousands of high traffic websites and applications. Many of these distribution partners offer full search functionality combine search results from other providers with our listings to offer a search experience that can satisfy an Internet user’s query, whether it was research-based or e-commerce-based.

Advertisements from the FindWhat.com and Espotting Networks are rank-ordered through a competitive bidding process in which each advertiser’s bid represents the amount they are willing to pay for each prospect we send to that advertiser’s website, or connect to that advertiser through a call. The advertiser with the highest bid is listed first in the paid listings, with the remaining advertisers appearing in descending order of their bids. Because advertisers must pay for each click-through or call, we believe that they select and bid only on those keywords or phrases that are most relevant to their business offerings. We also employ relevancy algorithms and reviews by our editorial staff to ensure that advertisers do not bid on irrelevant keywords.

Utilizing an enterprise license for FAST’s Data SearchTM 360 data search and analysis software, we currently intend to enhance our business in several core areas, including the following specific projects currently under review or now underway:

•	Enhancement and automation of our paid placement search infrastructure to improve editorial efficiencies using FAST’s computational linguistic technologies;

•	Creation of relevant contextual algorithms to supply greater traffic opportunities for our advertisers;

•	Creation of additional search-based solutions for our merchant customers, potentially including shopping search and site search solutions; and

•	Creation of premium web search catalogs covering our major territories to deliver a more robust and complete product offering to its distribution partners.

Private Label Service

Our private label service offers large portals, search engines, high traffic websites and large companies with leadership positions in their respective geographies and/or markets, the opportunity to brand and sell their own pay-per-click, keyword-targeted advertisement service using our turnkey operation. Historically, large portals earned most of their revenue from banner ads, and did not offer advertisers any direct way to purchase keyword ads/paid listings within the portals’ search results. In late 2000, large portals began to incorporate paid listings among their search results, and by 2002, many major U.S. portals and search engines were taking advantage of this revenue stream. Almost all large portals and search engines have chosen to outsource the compilation and maintenance of keyword-targeted ads to a third-party.

In September 2002, we launched our private label service with our first client, Terra Lycos’s Lycos and HotBot (which are now owned by Daum). During 2004, we substantially expanded our private label business by launching a number of new private label offerings with our strategic partners, such as Verizon Information Services’ SuperPages.com and Mitsui & Co. Ltd.’s “LISTOP” service, supported by our technology and business operations expertise.

Our private label service includes building and hosting a partner-branded sign-up page for advertisers and a separate advertiser account management center designed to the private label partners’ specifications. Our private label partners are able to set certain key variables, such as the minimum initial deposit and the minimum bid amount. This turnkey service makes available our technology platform, our editorial review capabilities for all keyword ads, customer service support and processing of advertiser deposits, all in a manner that looks and feels like it is being provided by our private label partner, from the way we answer incoming calls from advertisers, to the colors and logos used within the private label partner’s account management center. Most importantly, the private label partner owns the advertiser relationship, and has the ability to work directly with advertisers on promoting their keyword ad campaigns, or any other advertising campaigns or services offered by the private label partner on its own website.

Primary Traffic Group

Our Primary Traffic division was created in 2004 resulting from our acquisition of Comet Systems, Inc. The group’s main purpose is to create and leverage off of direct distribution channels, resulting in increased inventory for FindWhat and Espotting Network listings, as well as third-party networks. In addition to increased traffic for FindWhat and Espotting advertisers, the Primary Traffic division generates additional revenue opportunities – such as desktop marketing, e-commerce, a travel related comparison shopping product for its toolbar users and lead generation – through direct contact with consumers. This is accomplished by offering customers the ability to download Internet search toolbars, customized cursors, screensavers and other unique and effective interactive products and services. Through Comet, we have access to the millions of consumers who have voluntarily downloaded Comet software and search functionality directly onto their personal computers. This direct connection to the end consumer allows us to enhance our keyword-targeted, performance-based advertising service. In addition, we have leveraged Comet’s desktop software technology to offer toolbars and other downloadable applications to our FindWhat and Espotting Network partners under our partners’ own brands, increasing the value we can provide to our distribution partners.

Merchant Services

The Merchant Services division was also formed in 2004 to better enable small to medium sized merchants (SMEs) to conduct business online. Specifically, we provide products and services to e-commerce websites, giving businesses the ability to convert visitors to customers. When these services are combined with the benefits that the FindWhat.com and Espotting Networks offer advertisers, we are able to offer online businesses, as well as offline businesses wishing to establish an Internet presence, a suite of products and services that help facilitate the entire customer lifecycle: reaching prospects, converting those prospects to customers and retaining those customers in the future. This division was formed on January 1, 2004 upon our acquisition of Miva.

Our core products in this division are two e-commerce solutions: Miva Merchant, a complete storefront system, and Miva Empresa™ Virtual Machine, the server engine which executes compiled Miva Script applications like Miva Merchant. These solutions are used by developers, merchants, hosting partners and business portals. In addition, following Miva’s acquisition of MvCool in September of 2004, we created MivaCentral, an online retail outlet serving the software and service needs of online merchants.

Our Merchant Services division has several additional services, including Miva Mailer™, Miva Service Club™, Miva Payment™ and Miva Marketplace™, each of which have been designed to cater to Miva’s large installed base of online merchants. In April 2004, a new version of Miva Marketplace was introduced that included direct access to traffic from the FindWhat.com Network, with expansion to the Espotting Network anticipated in 2005. These combined offerings enable tens of thousands of Miva users to access keyword-targeted, pay-per-click advertising services accessible from the Miva administrative interface, which is capable of yielding a valuable source of additional revenue for small to medium sized merchants. The seamless integration of the two products allows online SMEs an efficient, accessible way to manage their online advertising campaigns, along with their online storefronts, through one system. We will continue to search for opportunities to leverage the advantages of both business units in order to provide enhanced, integrated e-commerce solutions to individuals and businesses on the Internet.

Strategy

We currently pursue three main growth strategies: grow our core performance-based marketing business; leverage our expertise and experience by expanding our performance-based marketing business geographically and into new markets, including by offering our private label service to industry leaders throughout the world; and expand into new markets and grow commerce-enabling services for online and offline businesses (especially SMEs) to help them throughout the customer lifecycle: reaching, converting and retaining customers.

Each of these growth strategies is guided by our core philosophy that our success is directly aligned with the success of our advertisers, distribution partners and merchants. Accordingly, we are dedicated to balancing our growth in each of these areas with a commitment to ensuring that our growth and success is measured by the growth and success of our advertisers, distribution partners and merchants alike. We believe that adherence to this overarching strategy will enhance our long-term growth prospects. In keeping with this principle, we consistently monitor the effectiveness of our product and service offerings and regularly take initiatives to increase the value proposition of our offerings for our advertisers, distribution partners and merchants with a focus on conversions rather than clicks alone. Our efforts in this regard are ongoing and permeate all aspects of our business growth strategies. As we integrate new technology and services into our existing products and services, we believe we will be well positioned to take advantage of marketplace demands for increased accountability in both online and offline advertising.

Grow Core Performance-Based Marketing Business

Our core business is currently the FindWhat.com and Espotting Networks. Today these networks are made up of distribution partners, ranging from a few large portals and search engines to small, niche vertical market websites. We believe there are additional ways to help our existing distribution partners monetize their content and traffic by providing alternative methods of displaying our keyword ads including search, related search, contextual and directory implementations, Pay Per Call and private branded desktop applications, and we intend to move aggressively to capitalize on these opportunities.

We also seek to add additional distribution partners to both the FindWhat.com and Espotting Networks. We believe there are numerous additional potential distribution partners in our current markets and are actively seeking to add new distribution partners on a daily basis. To that end, we believe that we have a competitive advantage to certain other providers of performance-based marketing services, in that we are an independent supplier in the marketplace and we do not operate a branded destination portal, in potential competition with our distribution partners for Internet users, plus we offer additional services like Pay Per Call, private branded desktop applications and customized contextual and directory implementations.

We also continuously try to recruit additional advertisers for the FindWhat.com and Espotting Networks. Many of our advertisers learn about our services by seeing our name online at our distribution partners’ websites, through our advertising efforts (mostly online) or on sites that provide marketing resources to Internet businesses. Additionally, we recruit advertisers to utilize our services through our direct sales function. Our sales staff targets e-commerce businesses located through online and offline research. Our sales staff usually contacts potential advertisers and advertising agencies directly utilizing telemarketing, e-mail and other direct sales techniques. We also attend trade shows, seminars and conferences where our services are presented to potential advertisers and other industry related contacts, including potential traffic partners. Finally, we have established and continue to seek referral arrangements with entities that can promote our service to large numbers of potential advertisers.

In addition, we are focused on technical innovations to increase qualified traffic to advertisers. Our achievements in this area include improved keyword matching technologies, where advertisers do not need to bid upon and manage multiple variants of the same keyword in order to encompass the different ways Internet users may search for the same item. Also we have launched geo-routing initiatives, where the Internet user is shown paid listings from either the FindWhat.com or Espotting Networks, depending upon which would give the user a relevant result based on his or her geographic location. We believe our experience and technical skill allows us to work with our distribution partners to create unique implementations, while maintaining the quality of the new traffic that is generated. We strive to continue to upgrade our systems, offering additional easy-to-use tools and reports based on advertiser feedback, both of which help advertisers achieve industry-leading returns on their marketing investments.

Expand Our Performance-Based Marketing Business Geographically And, As Applicable, Extend Into New Markets

We believe that the paid listings industry is expanding, and will continue to expand, to new countries and new markets. We intend to capture paid listings revenue from these evolving markets by growing our existing networks, adding new private label partners, as well as through other strategic transactions and initiatives.

Expand Into New Markets And Grow Commerce Enabling Services For Online and Offline Businesses To Help Them Throughout The Customer Lifecycle: Reaching, Converting and Retaining Customers–Specifically Targeted To SMEs

The e-commerce lifecycle follows the traditional business model of identifying, monetizing and retaining customers. We have been helping online businesses drive high quality traffic to their websites since 1998, and now through our Pay Per Call product, we are helping offline advertisers capitalize on Internet marketing by delivering qualified introductions to their establishments. We are able to help online businesses, specifically SMEs, create e-commerce websites that convert potential customers into paying customers. Similarly, we are able to help offline advertisers with promoting their products and services to a new audience, by providing the tools necessary to establish a multi-faceted online presence, through our Pay Per Call offering, or both. We have extended our product line to include appropriate complementary products and services that will enable merchants to further optimize their e-commerce revenues, especially SMEs who are looking for a cost effective, independent, comprehensive e-commerce services provider.

Sales & Marketing

We have global sales and marketing efforts originating from the U.K., France, Germany, Italy, Spain, Scandinavia, New York, New Jersey, San Diego, California and Ft. Myers, FL. As of December 31, 2004, we had 69 people in our sales department, 20 in marketing, 19 business development personnel and 4 corporate development personnel. Our sales department seeks to continually add new advertisers to the FindWhat.com and Espotting Networks, our business development department focuses on adding new distribution partners to those networks, and our corporate development department seeks potential mergers, acquisitions and strategic transactions. Almost all of our paid click-throughs and calls result from Internet user actions on our distribution partners’ and private label partners’ websites, and, as a result, we do not spend any marketing efforts to attract Internet users to utilize our websites at www.FindWhat.com or www.Espotting.com. However, we do have relationships with third parties to attract online businesses to our websites in order to encourage them to open an advertising account.

Advertisers

FindWhat.com and Espotting Networks

We believe that businesses that become FindWhat.com and Espotting Networks advertisers are those that are particularly interested in taking advantage of the growth of e-commerce. Our program to attract advertising clients includes:

•	Direct sales: Our sales staff targets companies with highly visible Web-based promotional programs and advertisers who are using competitive services.

•	Agency sales: We employ sales personnel for both the FindWhat.com and Espotting Networks who focus on advertising agencies, which tend to represent larger advertisers, and can spend more money per campaign.

•	Online promotion: Our online promotional program includes banner advertisements, keyword-targeted advertising and preferred placement on websites that offer resources and reviews to advertisers interested in performance-based online marketing.

•	Referral agreements: We seek to build referral arrangements with entities that can promote our service to large numbers of potential advertisers.

•	Tradeshows: We speak at, participate in, exhibit at and sponsor industry trade shows.

•	Customer service: To eliminate any perceived barriers to doing business with us, we endeavor to deliver excellent customer service to our advertisers.

Private Label Service

We assist our private label partners in attracting advertisers to their keyword-targeted ad services. We can help train our private label partners’ sales forces in techniques to promote keyword-targeted advertising, and in some cases we may promote their private label offering to our FindWhat.com and Espotting Network advertisers. Additionally, we may hold events with our private label partners to promote keyword advertising, and we may engage in co-promotion sales, marketing and communications tactics to attract advertisers to the FindWhat.com or Espotting Network and one or more private label services.

Revenue Model

We currently generate revenue primarily from paid click-throughs on the FindWhat.com and Espotting Networks, private label net revenue share payments, and pay-for-performance advertising revenue generated by Comet’s applications along with sales of Miva e-commerce solutions.

Our FindWhat.com and Espotting Networks keyword advertising paid click-through and call revenue is determined by multiplying the number of click-throughs and calls on paid keyword advertisements by the amounts bid for applicable keywords. Click-through and call revenue is earned based on activity to the extent that the advertiser has deposited sufficient funds with us or we believe collection is probable. We recognize 100% of the revenue from paid click-throughs and calls from distribution partners in the FindWhat.com and Espotting networks and then share that revenue with our distribution partners.

With our private label service, we recognize only our share of the revenue generated from advertisers for click-throughs on our private label partners’ sites. Our private label partners are responsible for reporting the gross revenue generated from the click-throughs executed on their sites.

Financial information about geographic areas is set forth in Note M to the consolidated financial statements.

Customers

In the fourth quarter of 2004, we had approximately 75,000 active relationships. We define active relationships as those that have had a paying transaction with us during the quarter. In total, we have relationships with over 100,000 online businesses, including businesses that are using our Miva Merchant storefront software, or that have made deposits in their FindWhat.com or Espotting Network accounts to fund future transactions. No single advertiser account in the FindWhat.com and Espotting Networks represented more than 5% of our revenue in 2004.

Competition

The FindWhat.com Network and Espotting Network

We compete with companies that provide keyword-targeted advertising, including portals and search engines that allow advertisers to pay-for-placement within search results. Portals and search engines that offer keyword-targeted ads on their websites or within their search engines include About.com, AOL, Ask Jeeves’s Ask.com/Direct Hit/Teoma, Google, Industry Brains and InfoSpace’s search properties (Excite/WebCrawler/MetaCrawler/Dogpile), Daum’s Lycos.com and HotBot, MSN and Yahoo!. Companies that provide primarily performance-based, keyword-targeted ads, and that seek to distribute those ads to a distribution network, include Google, LookSmart, and Yahoo!’s Search Marketing Solutions division.

Private Label Service

We compete with companies that allow large portals or high traffic websites to offer their own branded, keyword-targeted advertising service. These include Enhance Interactive, IndustryBrains and Interchange.

Primary Traffic

In addition to services offered by the organizations already mentioned, competitors to our Primary Traffic division include Intermix, Freeze.com and the Interactive Search Holdings Division of Ask Jeeves. All of these competitors offer a form of online media or entertainment through a series of websites. These offerings can include social networking, casual gaming, viral networks, screensavers, ring tones and many other products and services.

Merchant Services

Our Merchant Services division is currently comprised of Miva. Main competitors to Miva include: Yahoo! Stores and eBay stores. Other competitors include companies who have shopping cart products and a few hosting companies that have their own product, including AIT and Alabanza os commerce (open source), Mercantec, Shopsite, Lagaarde, AbleCommerce and Cart32.

In the future, other companies may offer directly competing services to the FindWhat.com Network and Espotting Network, our private label service, our Primary Traffic division and/or our Merchant Services division. Most providers of Web directories, search engines and information services offer additional features and content that we have elected not to offer at this time. We also compete with traditional offline media such as television, radio and print for a share of advertising budgets.

Technology and Operations

We believe high traffic, keyword-targeted advertising networks, especially those that distribute their results to third-party websites, require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. We believe that we have managed to create an infrastructure that provides us with a platform from which to grow our business, including technical operations in our headquarters in Fort Myers, FL and in hosted facilities in Atlanta, New York and London. In addition, Miva maintains their own technical operations in their office in San Diego, CA.

We believe our current infrastructure and operating environment are appropriately sized and designed for their intended use, which includes interaction with Internet users, advertisers, distribution partners and private label clients. However, we will need to continue to invest significantly to maintain and upgrade our infrastructure. The physical components of our infrastructure are comprised of equipment made by industry-leading manufacturers including Hewlett-Packard, Juniper Systems, EMC and Cisco Systems. The software being used to power our services is a combination of industry standard commercial software and our internally developed proprietary software. We believe that given the solid mix of industry standard equipment and software we are positioned to sustain the effects of considerable growth.

Early in our development, we placed a firewall between the outside world and our service. As currently configured, we maintain a comprehensive security policy that provides us with the ability to block out traffic that is not required to operate our services or represents a threat to the continuity of our operating systems. Firewalls and intrusion detection software are some of the many components within the comprehensive security policy. We are constantly monitoring and updating our security systems to prevent an ever-growing array of programs and systems designed to thwart our security processes.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. We own patents related to our Primary Traffic division and have several patent applications pending for various aspects of our products and services filed with the U.S. Patent and Trademark Office. We own several domestic and foreign trade and service mark registrations related to our products or services, including U.S. Federal Registrations for FINDWHAT.COM®, ESPOTTING®, COMET® and MIVA®, and we have additional registrations pending.

One of our principal competitors offering performance based marketing services, Overture Services, Inc. (now owned by Yahoo! and a part of Yahoo! Search Marketing Solutions), purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” We have been engaged in litigation with Overture with respect to the `361 patent since January 2002. The litigation is pending in the District Court for the Central District of California (Overture Services, Inc. v. FindWhat.com, Inc., 03-685 (CJC)(EX))(the “California Action”). In the California Action, Overture is asserting that we willfully infringe on claims of the `361 patent and Overture Services is seeking a permanent injunction against any act by us deemed by the Court to infringe Overture’s `361 Patent, an award of unspecified monetary damages, and attorney’s fees, costs and expenses. We believe that we do not infringe any valid and enforceable claim of the patents and we are seeking a declaration that the `361 Patent is invalid and unenforceable and not infringed. Trial in the California Action is currently scheduled for April 2005. In addition, on January 23, 2004, we were named as a third-party defendant by Overture in an action between Lycos, Inc. and Overture Services, Inc. The third party complaint alleges infringement by us of Overture’s purported patent. Overture Services has also previously announced that it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model.

Regulations

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation, user privacy and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating and making recommendations to Congress regarding the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business or otherwise have an adverse effect on our business, prospects, financial condition, or results of operations. Moreover, the applicability to the Internet of existing laws governing issues, such as property ownership, libel and personal privacy is uncertain. Future federal or state legislation or regulations could have a material adverse effect on our business, prospects, financial conditions and results of operations. For instance, legislation has been introduced and, in one instance, enacted, that, if upheld, may impact our ability to display contextual ads.

Additionally, the U.S. Congress and some state legislatures have introduced legislation designed to regulate “spyware,” which has not been precisely defined, but which is often defined as software installed on consumers’ computers without their informed consent and which is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information, without the consumers’ consent. We do not rely on “spyware” for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings currently provided by our Primary Traffic division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers’ computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted which makes the consent, notice or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.

As we expand our international presence, we have also become exposed to foreign laws and proposed legislation relating to user privacy and related matters. For example, the European Union has adopted directives designed to address privacy and electronic data collection concerns. These directives limit the manner in which personal data of Internet users may be collected and processed.

Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Future federal or state legislation or regulations could have a material adverse effect on our business, prospects, financial conditions and results of operations.

Employees

As of December 31, 2004, we had approximately 481 employees. We had approximately 284 employees in marketing, sales and service (which includes, but is not limited to departments such as, business development, sales, marketing, customer service, credit transactions, business affairs, corporate development and affiliate relations), 118 in our technical, product development and product management departments and 79 in general and administrative departments.

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

Risks Related to Our Business

Our business is difficult to evaluate because we have a limited operating history in an emerging and rapidly evolving market and have recently acquired several new businesses.

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

One of our FindWhat.com Network’s principal competitors may have patent rights that could prevent us from operating our services in their present form.

One of our FindWhat.com Network’s principal competitors, Overture Services, Inc. (now owned by Yahoo! and a part of Yahoo! Search Marketing Solutions), purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is titled “System and method for influencing a position on a search result list generated by a computer network search engine.” Additionally, Overture Services has previously announced that it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that it believes our current bid-for-position, pay-per-click business model infringes the `361 patent. However, we believe that it does not infringe any valid and enforceable claim of Overture Services’ patents.

We have been engaged in litigation with Overture Services with respect to the `361 patent since January 2002. The litigation is pending in the District Court for the Central District of California in Los Angeles (Overture Services, Inc. v. FindWhat.com, Inc., 03-685 (CJC)(EX))(the “California Action”). In the California Action, Overture is asserting that the Company willfully infringes on claims of the `361 patent and Overture Services is seeking a permanent injunction against any act by us deemed by the court to infringe Overture Services’ `361 patent, an award of unspecified monetary damages, and attorney’s fees, costs, and expenses. We are seeking a declaration that the `361 patent is invalid and unenforceable and not infringed by us. Trial in the California Action is currently scheduled for April 2005.

In addition, on January 23, 2004, we were named as a third-party defendant by Overture Services in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third-party complaint, Overture Services alleges that we infringe the `361 patent. In the Lycos litigation, Overture Services is seeking substantially the same relief as is sought in the California Action. In our Answer, we denied infringement and have counterclaimed for invalidity and unenforceability of the `361 patent. The claims and counterclaims concerning the `361 patent have been stayed in this case pending the outcome of the California Action.

We are also aware that Overture Services has pending patent applications in Europe. If these patents were to issue, Overture Services could attempt to assert the patents against our European operations, including those conducted by Espotting.

Our patent litigation with Overture Services is time-consuming, expensive and results in the diversion of our management’s time and attention. Our legal expenses related to pending litigation could cost between $1.5 million and $2.0 million per quarter until the cases are resolved. Accordingly, such patent litigation could negatively impact our business even if we prevail. If it is determined that our bid-for-position, pay-per-click business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our prospects, financial condition and results of operations could be materially and adversely affected because we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on commercially acceptable terms, if at all, or that we will be able to revise our business model economically, efficiently or at all.

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

Click-through fraud, whether we detect it or not, could cause our revenues and our business to suffer.

From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to distribution partners within our FindWhat.com and Espotting Networks. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to the FindWhat.com and Espotting Networks partner rather than to view the underlying content. We have implemented screening policies and procedures to minimize the effects of these fraudulent clicks. We believe that these policies and procedures assist us in detecting fraudulent click-throughs, which are not billed to our advertisers. However, it is difficult to detect all fraudulent clicks and detection may become more difficult in the future if third parties implement more sophisticated fraudulent click-through schemes. To the extent that we are unable to detect click-through fraud, we may refund revenue that our advertisers have paid to us that is later discovered to be attributed to these fraudulent click-throughs. If we find new evidence of past fraudulent clicks, we may have to issue refunds to advertisers retroactively for amounts previously paid to our FindWhat.com or Espotting Network distribution partners. Any of these situations would adversely affect our profitability, and these types of fraudulent activities could hurt our brands. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers. If this occurs, our advertisers may become dissatisfied with our advertising programs, and we may lose advertisers and revenue.

The business of our FindWhat.com and Espotting Networks is dependent upon our ability to deliver qualified leads to our advertisers.

Advertisers utilize our FindWhat.com and Espotting Networks to deliver Internet traffic to their websites. We believe advertisers will only use our services if we deliver high quality Internet traffic that meets their needs. A typical way for an advertiser to gauge the quality of Internet traffic is a conversion ratio measuring conversions on their website against the amount of Internet traffic delivered. If we are not satisfied with the quality of Internet traffic delivered from our distribution partners we may take remedial action, including removal of the distribution partner from our networks. We may not be successful in identifying distribution partners with low quality traffic or in delivering high quality traffic to our advertisers, either of which could have a material adverse effect on our business, revenue and results of operations.

We face substantial and increasing competition in the market for Internet-based marketing services.

We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include Yahoo! and its Search Marketing Services division, Google, Ask Jeeves, Lycos, Microsoft and Time Warner’s AOL division. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing, personnel and other resources than we have. In addition, these and other competitors may have or obtain certain intellectual property rights which may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing more aggressively in research and development and competing more aggressively for advertisers and partners. We expect that these competitors will increasingly use their financial and technological resources to compete with us. For example, Microsoft has recently announced plans to develop a new Internet search technology that may make its search functions a more integrated part of its Windows operating system.

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

Our advertisers can generally terminate their contracts with us at any time and on limited or no advance notice. We believe that advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We must successfully integrate several recently acquired businesses.

We have recently merged with or acquired a number of businesses: Miva, Comet, BBE and Espotting. The integration of these businesses may be difficult, time consuming and costly. The integration may divert our management’s time and resources from the operation of our businesses. The integration and management of these companies is also more challenging because Espotting’s primary operations are conducted in Europe, while FindWhat’s historical operations and those of our other new acquisitions are conducted primarily in the United States. Our integration efforts may not be completed as planned, may take longer to complete or may be more costly than anticipated, or these acquired businesses may not achieve their expected results, any of which would have a material adverse effect on our business and results of operations. Additionally, if these acquired businesses are unable to achieve their expected results, there is risk of an impairment of the assets acquired, which in turn could have an adverse effect on our results of operations.

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

Although we have grown rapidly, we expect that in the future our revenue growth rate will decline primarily as a result of increased competition, as well as difficulty in maintaining growth rates as our net revenues increase. In addition, we believe our annual operating margins will decline in 2005 as a result of integrating recently acquired businesses with lower operating margins, the impact of amortizing intangible assets acquired from mergers and acquisitions, increased competition and increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales and marketing expenses and increased costs of operating as an international public company with multiple divisions.

We are subject to numerous risks associated with our recently-acquired international operations.

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

We have also agreed to indemnify our private label partners against any losses suffered by them as a result of the Overture Services litigation (see “–One of our FindWhat.com Network’s principal competitors may have patent rights that could prevent us from operating our services in their present form”), as well as other losses suffered by them resulting from use of intellectual property that we have provided to our private label partners. We may also be required to pay legal expenses incurred and losses suffered by our private label partners if Overture Services brings a patent infringement claim against them for using our bid-for-position, pay-per-click technology. If we are unsuccessful in our litigation with Overture Services, we may have to provide our private label partners with acceptable alternatives to our bid-for-position, pay-per-click technology, or refund monies that they have paid to us.

Our management team has limited experience managing a public company and many of our employees have recently joined us and must be integrated into our operations.

Some of our officers have had no senior management experience in public companies prior to joining FindWhat. As of December 31, 2004, we had 481 full time employees, an increase from 161 on December 31, 2003. Our new employees include certain key managerial, technical, financial, marketing and operations personnel, including from acquired or merged companies, who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Constraints on our current system capacity will require us to expand our network infrastructure and customer support capabilities.

Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the queries and paid click-throughs we receive. We believe that we will be required to expand our network infrastructure and customer support capabilities to support an anticipated expanded number of queries and paid click-throughs. Expansion will require us to make significant upfront expenditures for servers, routers, computer equipment and additional Internet and intranet equipment, and to increase bandwidth for Internet connectivity. Our expansion and enhancements will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties would materially adversely affect our business, prospects, financial condition and results of operations.

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

Our systems and operations are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users, or “hackers,” and similar events. Any such events could interrupt our services and severely damage our business. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data or render us unable to provide services to our customers. In addition, we may be unable to provide services and websites due to a failure of the data communications capacity we require, as a result of human error, natural disaster or other operational disruptions. The occurrence of any or all of these events could materially adversely affect our business, prospects, financial condition and results of operations, and damage our brands if clients or prospective clients believe that our products are unreliable.

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

The primary Internet domain names we are using for advertisers to access our paid listings services are “FindWhat.com” and “Espotting.com,” and the primary Internet domain name we are using for our current merchant services business is “Miva.com.” We believe that these domain names are an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain-name registrars or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Additionally, we may be unable to acquire or maintain relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies that may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs, we may lose business to a competitor and some users of our services may have negative experiences with other companies on their websites that those users erroneously associate with us.

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

The process and technology we use to operate our FindWhat.com Network is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com Network with the United States Patent and Trademark Office. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, one of the FindWhat.com Network’s principal competitors has been granted a patent that may cover our business model and has acquired an issued patent that may be applicable to our business model. See “–One of our FindWhat.com Network’s principal competitors may have patent rights that could prevent us from operating our services in their present form.”

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

In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services. See “–We may be unable to promote and maintain our brands.”

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

We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our controls over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Although we, and our independent registered public accounting firm, have not completed all of the procedures and assessments required by Section 404 and we will avail ourselves of the 45-day exemptive order to complete such assessment, deficiencies in our internal controls that are considered to be material weaknesses have been identified in the procedures completed to date. This matter and the Company’s efforts regarding internal controls are discussed in detail in this report under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses in our first quarter 2005 or next year’s annual assessment. We also elected to exclude our wholly-owned subsidiary, Espotting, from the scope of the 2004 evaluation of our internal controls over financial reporting, as permitted by the staff of the Securities and Exchange Commission. Neither we nor our independent registered public accounting firm have evaluated the internal controls over financial reporting of Espotting for this report covering the fiscal year ended December 31, 2004 and therefore we may have material weaknesses, significant deficiencies or deficiencies relating to Espotting that will not be assessed or identified this year. Additionally, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls during the completion of the procedures related to the evaluation of internal controls in place in the remainder of our company at December 31, 2004 or thereafter. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, expend significant time and management resources or make other changes. We are currently unable to determine whether any of the material weaknesses identified in this report will be remediated by the end of our first quarter of fiscal 2005, and if they are not, we may be required to report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

When we account for employee stock options using the fair value method, it will significantly reduce our net income.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which will require us, beginning in July 2005, to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. We currently account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We account for stock-based compensation to non-employees using the fair value method set forth in FASB Statement No. 123, and related interpretations. If we had used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our net income would have been $2.6 million less than reported in the year ended December 31, 2003 and $8.6 million less than reported in the year ended December 31, 2004. When we adopt this new statement and expense our stock-based compensation plans using the fair value method as described in the new statement, we will have ongoing accounting charges for compensation expense significantly greater than those we would have recorded under our current method of accounting for stock options, which will reduce our reported operating, pre-tax and net income.

We cannot predict our future capital needs and may not be able to secure additional financing.

Except for our agreement with Fast Search & Transfer, we have no other material long-term commitments for capital expenditures. However, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash, cash equivalents and short-term investments as of December 31, 2004, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. Additionally, as of February 19, 2004, we entered into a $10 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. To date, we have not drawn down any amounts under this revolving loan.

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

Internet marketing and advertising, in general, and advertising through priority placement in keyword-targeted advertisements in particular, are at early stages of development, are evolving rapidly and are characterized by an increasing number of market entrants. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which is dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, prospects, financial condition or results of operations.

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

We may face cultural pressures and legal challenges related to the content of the advertisements we display to Internet users on the FindWhat.com and Espotting Networks that could cause us to limit the display of such content in some jurisdictions, and, in the event of a legal challenge, could be costly to defend, may give rise to indemnification claims from our distribution partners and others, and, in all cases, could result in material losses.

From time to time, there may be cultural or legal divergences with respect to the content of the advertisements displayed to Internet users on our FindWhat.com and Espotting Networks. As a result of these cultural or legal challenges, we may decide to limit the display of such content in certain jurisdictions where such an issue has arisen. The limitation on the display of such content may have a material adverse effect on our results of operations. Additionally, third parties may make claims against us, our distribution partners and others affiliated with us in connection with the content of the advertisement displayed on our FindWhat.com and Espotting Networks. For example, on August 3, 2004, a putative class action lawsuit was filed, in the Superior Court of the State of California, County of San Francisco, against us and others in our market, including certain of our distribution partners, alleging that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. Additionally, three of our industry partners each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transactions with us. Third party claims related to the content of the advertisements placed on our networks can be costly to defend, could result in our distribution partners and other affiliates asserting indemnification claims against us if they become a party to the suit, and could result in material losses for us, both as a result of paying our own legal costs and those of our indemnities, as applicable, associated with the defense against such claims, as well as any damages that may result if we are unsuccessful in defending against such claims.

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

The market price of our common stock may experience significant volatility as a result of a number of factors, many of which are outside of our control. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may affect our operating results:

•	our quarterly results and ability to meet analysts’ and our own published expectations;

•	our ability to continue to attract and retain users and advertisers;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•	patents issued or not issued to us or our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances, mergers, acquisitions, dispositions or significant agreements by us or by our competitors;

•	commencement or threat of litigation or new legislation or regulation that adversely affects our business;

•	general economic conditions and those economic conditions specific to the Internet and Internet advertising;

•	our ability to keep our products and services operational at a reasonable cost and without service interruptions;

•	recruitment or departure of key personnel;

•	geopolitical events such as war, threat of war or terrorist actions; and

•	sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants.

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

As of December 31, 2004, we had stock options and warrants outstanding to purchase a total of 5.1 million shares at a weighted average exercise price of $9.21 per share under our 1999 Stock Incentive Plan, our 2004 Stock Incentive Plan and our EMI Replacement Option Plan. To the extent these options are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion or exchange of these securities, investors may experience additional dilution of their proportional ownership of our company.

Our certificate of incorporation authorizes us to issue additional shares of stock, which could impede a change of control that is beneficial to our stockholders.

We are authorized to issue up to 200 million shares of common stock that may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval, subject to stock exchange rules and regulations. Our certificate of incorporation also authorizes us to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities that have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could be used by our board to impede a non-negotiated change in control, even though such a transaction may be beneficial to holders of our securities, and may deprive you of the opportunity to sell your shares at a premium over prevailing market prices for our common stock. The potential inability of our shareholders to obtain a control premium could reduce the market price of our common stock.

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

Item 2. Properties.

Our primary administrative, sales, customer service and technical facilities are leased in Fort Myers, Florida and London, U.K., which serve as the headquarters for FindWhat and Espotting, respectively. We also lease offices internationally, including, New York, New York, Cambridge, Massachusetts, Paris, France, Hamburg and Munich, Germany, Bridgewater, New Jersey, San Diego, California, and other cities in the United States and Europe, which serve as subsidiary headquarters or regional business development and sales offices. We maintain additional technical operations centers within third-party hosting facilities in New York, New York, Atlanta, Georgia and London, UK. As of December 31, 2004, our leased properties provided us with an aggregate of approximately 121,279 square feet for all of our operations (not including our allocated space in third-party hosting facilities). We believe these facilities are adequate, at this time, for their intended use, but due to our growth in recent years we have begun to increase the amount of leased space available to us at existing facilities or, in some cases, have entered into lease agreements for new facilities.

Among the new contractual arrangements to lease space we have entered into is an Agreement to Lease that we executed in the first quarter of 2005. The Agreement to Lease is with respect to 17,589 square feet of office space, which will serve as a replacement to our current London facilities. The Agreement to Lease provides that, subject to the fulfillment of certain conditions, including the receipt of local governmental approvals, the satisfaction of build-out requirements and other customary conditions in the United Kingdom, we will execute the actual Lease for that facility. We currently estimate that the Lease will be executed and we will take possession of the new London space in April 2005. The Lease for the new London facilities anticipates a minimum lease term through April 2011.

Item 3. Legal Proceedings.

Overture Litigation

One of our competitors, Overture Services, Inc. (now owned by Yahoo! and a part of Yahoo! Search Marketing Solutions), purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is titled “System and method for influencing a position on a search result list generated by a computer network search engine.” Additionally, Overture Services has previously announced that it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model. Overture Services has advised us that it believes our current bid-for-position pay-per-click business model infringes the `361 patent. However, we believe that it does not infringe any valid and enforceable claims of Overture’s patents.

We have been engaged in litigation with Overture with respect to the `361 patent since January 2002. The litigation is pending in the District Court for the Central District of California (Overture Services, Inc. v. FindWhat.com, Inc., 03-685 (CJC)(EX))(“the California Action”). In the California Action, Overture is asserting that we willfully infringe on claims of the `361 patent and Overture Services is seeking a permanent injunction against any act by us deemed by the Court to infringe Overture’s `361 patent, an award of unspecified monetary damages, and attorney’s fees, costs and expenses. We are seeking a declaration that the `361 patent is invalid and unenforceable and not infringed. Trial in the California Action is currently scheduled for April 2005.

In addition, on January 23, 2004, we were named as a third-party defendant by Overture Services in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third-party complaint, Overture Services alleges that we infringe the `361 patent. In the Lycos litigation, Overture Services is seeking substantially the same relief as is sought in the California Action. In our Answer, we have denied infringement and have counterclaimed for invalidity and unenforceability of the `361 patent. The claims and counterclaims concerning the `361 patent have been stayed in this case pending the outcome of the California Action.

In the opinion of management, based on its reliance on the opinion of our outside legal counsel that we do not infringe upon any valid and enforceable claims of the patents held by Overture Services, the ultimate outcome of this proceeding is not expected to have a material adverse effect on our financial position or the results of our operations.

We are also aware that Overture Services has pending patent applications in Europe. If these patents were to issue, Overture Services could attempt to assert the patents against our European operations, including those conducted by Espotting.

If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the `361 patent held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. No amount of losses had been accrued as of December 31, 2004.

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. Three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transactions with us. We believe that both the underlying and indemnity claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amount of losses had been accrued as of December 31, 2004.

Pagniello Litigation

On January 24, 2005, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division, against us and others in our sector by Robert R. Pagniello, on behalf of himself and all others who are similarly situated. The complaint alleges that the Defendants have, without authorization or in excess of authorization given, installed adware and other software on Plaintiff’s and other Internet users’ computers and thereby caused damage to those computers. The complaint seeks injunctive relief, unspecified damages and punitive damages for alleged violations of the Electronic Communications Privacy Act, common law trespass to personal property, invasion of privacy, and violation of an unidentified state consumer protection and deceptive business practice statutes. We believe that the claims are without merit, and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors. No amount of loss had been accrued as of December 31, 2004.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operations. As such, no accruals for losses have been made related to our legal proceedings. We expense all legal fees for litigation as incurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol “FWHT.” The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq Stock Market or, for periods prior to April 17, 2003, the Nasdaq Small Cap Market:

Quarter Ended	High	Low

December 31, 2004	$23.70	$16.50
September 30, 2004	$22.75	$12.55
June 30, 2004	$26.21	$18.26
March 31, 2004	$22.33	$15.27

December 31, 2003	$19.74	$13.50
September 30, 2003	$27.94	$16.81
June 30, 2003	$21.75	$8.79
March 31, 2003	$10.50	$6.75

Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our authorized capital stock consists of 200,000,000 shares of common stock, $.001 par value per share, and 500,000 shares of preferred stock, $.001 par value per share. As of December 31, 2004, there were 30,501,555 shares of our common stock outstanding. As of December 31, 2004, the number of record holders of our common stock was 243. No shares of our preferred stock are outstanding.

Dividends

We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business. Additionally, our $10.0 million revolving loan agreement we entered into as of February 19, 2004 with a commercial lending institution restricts our ability to pay dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The table containing the Equity Compensation Plan information is included in Item 11 of this Form 10-K.

Recent Sales of Unregistered Securities

In connection with the acquisition of all of the issued and outstanding shares of capital stock of Miva Corporation on January 1, 2004, FindWhat filed with the California Department of Corporations on September 29, 2003 an Application for Hearing and Approval of Exchange of Securities pursuant to Sections 25121 and 25142 of the California General Corporation Law to permit the offer and sale of 163,550 shares of FindWhat Common Stock to be issued to Miva stockholders as consideration in the acquisition, as an issuance exempt from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

In connection with the acquisition of all of the issued and outstanding shares of capital stock of Comet Systems, Inc. on March 22, 2004, FindWhat issued 837,510 shares of common stock to sixteen (16) accredited investors in connection with the private offering exemption set out in Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. FindWhat subsequently registered these shares on a Registration Statement on Form S-3.

Item 6. Selected Financial Data

The following selected consolidated statements of operations data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 and the selected balance sheet data as of December 31, 2004, 2003, 2002, 2001, and 2000 are derived from our consolidated financial statements and related notes.

	For the years ended December 31,
	2004	2003	2002	2001	2000

Statements of operations
Revenues	$169,470	$72,221	$42,805	$20,412	$2,887
Net income (loss)	17,028	11,758	10,736	(347)	(8,805)
Net income (loss) per share
Basic	$0.65	$0.59	$0.63	$(0.02)	$(0.63)
Diluted	0.60	0.53	0.56	(0.02)	(0.63)

Balance sheets
Total assets	$341,204	$74,658	$27,312	$8,325	$2,102
Debt	6,514	-	4	15	47
Stockholders’ equity	287,679	64,307	22,168	5,082	790

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Business Risks” included in this Annual Report on Form 10-K.

Overview

We create and offer proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers.

To accomplish this full circle e-commerce offering, we provide five related, proprietary services under two business units:

•	Performance-based Marketing

o	FindWhat.com Network™ The FindWhat.com Network is a performance-based, keyword-targeted advertising service that distributes advertisements throughout the Internet each day, primarily in North America;

o	Espotting Network. As with the FindWhat.com Network, the Espotting Network distributes advertisements throughout the Internet each day primarily in Europe. Espotting’s operations are primarily in the U.K., France, Germany, Italy, Spain and Scandinavia;

o	Private Label. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using all or a portion of our turn-key operation;

o	Primary Traffic. We offer services such as toolbars, screensavers and other unique and effective interactive products and services that allow us to establish a direct relationship with Internet users. These services create a direct source of traffic for our advertisers and enable us to maximize paid listings opportunities on the Internet on behalf of our network traffic partners.

•	Merchant Services Division. We offer commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet through our subsidiary, Miva Corporation. Our Merchant Services division includes Miva Merchant, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

In 2004, our revenue and net income increased substantially over 2003, primarily due to the inclusion of operating results from acquisitions completed in 2004. The acquisitions, which are detailed in “Recent Developments” below, are included in our consolidated results from the dates they were acquired. Our revenue and net income are again expected to increase in 2005 compared to 2004 as the full-year effect of the 2004 acquisitions will be reflected in our consolidated statements, and as both our original performance-based marketing business, the FindWhat Network, and our acquired businesses are expected to grow.

Recent Developments

On December 29, 2004, we entered into a perpetual license agreement with Fast Search & Transfer, entitling us to an enterprise license for FAST’s Data SearchTM 360 data search and analysis software. We agreed to pay a license fee of $7.0 million for the software, payable in installments through December 2007. We will amortize the license over an estimated useful life of five years. Utilizing FAST’s technology, we currently intend to enhance our business in several core areas, including the following specific projects currently under review or now underway:

•	Enhancement and automation of our paid placement search infrastructure to improve editorial efficiencies using FAST’s computational linguistic technologies;

•	Creation of relevant contextual algorithms to supply greater traffic opportunities for our advertisers;

•	Creation of additional search-based solutions for our merchant customers, potentially including shopping search and site search solutions; and

•	Creation of premium web search catalogs covering our major territories to deliver a more robust and complete product offering to its distribution partners.

On September 14, 2004, we launched our Pay Per Call service which utilizes technology, processes and systems from a third party. Similar to our pay-per-click service, advertisers using the Pay Per Call advertising platform and services create advertisements relevant to their businesses that are shown to prospective customers searching for products and services on the FindWhat.com and Espotting Networks. With the Pay Per Call service, advertisers pay when someone calls a special toll free number contained in the advertisement, as opposed to the pay-per-click service, where advertisers pay when someone clicks on their advertisement and is transferred to their website. In the year ended December 31, 2004, our Pay Per Call service did not have a material effect on our revenues or net income.

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

On July 1, 2004, we acquired all of the outstanding stock of Espotting Media Inc., a leading paid listings provider in Europe, pursuant to a merger of our wholly-owned subsidiary, Who Merger Corp., with and into Espotting. The total purchase price of approximately $183.9 million consisted of $12.0 million in cash consideration, the issuance of 6,999,995 shares of common stock valued at $155.7 million, the issuance of options valued at $12.7 million to purchase 689,252 shares of our common stock at a weighted average exercise price of $5.10, in exchange for options and warrants held by Espotting employees and affiliates, and estimated direct transaction costs of approximately $3.4 million. Espotting provides distribution of paid advertisements throughout the Internet each day in much the same manner as FindWhat.com. Our combination with Espotting established us as an international leader in performance based marketing, with operations and partnerships throughout the world. The merger also expands our core services into a geographic region where we previously had only a minor presence. For additional information on the merger with Espotting see Footnote C of the Consolidated Financial Statements.

On June 4, 2004, we acquired certain assets of B&B Enterprises, Inc., which we refer to as BBE. The total purchase price of approximately $8.1 million consisted of $4.0 million in cash consideration, consulting agreements with the two founders of BBE for an aggregate consideration of $0.5 million, direct transaction costs of approximately $0.1 million and an advance payable of $3.5 million on the additional $10.3 million BBE may receive under a note payable based on B&B’s achievement of certain performance targets in 2004 and 2005. The advance on this earnout was paid in the third quarter of 2004 in accordance with the purchase agreement. The remaining $6.8 million earnout is payable quarterly if and when performance targets are met. At the end of 2004, the entire $3.5 million of earnout previously advanced had been earned and an additional amount less than $0.1 million was earned and accrued related to the contingent earnout agreement. The assets we purchased were comprised of BBE’s proprietary client tools, distribution partner interfaces and implementation software used within its performance-based, keyword-targeted advertising business. This acquisition allows the FindWhat.com Network to target small distribution partners on an automated basis through B&B’s proprietary tools and processes. For additional information on the BBE acquisition, please see Note C of the Consolidated Financial Statements.

On March 22, 2004, we acquired all of the outstanding stock of Comet Systems, Inc., a leading provider of connected desktop consumer software, pursuant to a merger of Comet with and into our wholly-owned subsidiary. The total purchase price of approximately $25.2 million consisted of $9.4 million in cash consideration, which includes contingent earnout amounts, the issuance of 837,510 shares of common stock valued at $15.4 million, and direct transaction costs of approximately $0.4 million. The purchase agreement provides Comet stockholders with the right to receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005 (up to $5.0 million for each calendar year). For calendar 2004, approximately $1.1 million of the $5.0 million allocated to 2004 was earned and accrued as of December 31, 2004. The second earnout period will end on December 31, 2005, and up to $5.0 million in additional purchase price can be earned based on Comet’s operating performance in calendar 2005. Comet has access to millions of Internet users who download and utilize their Internet search toolbar, screensavers, ring tones, games and other unique products. The direct relationship Comet has with its users will allow for additional leverage of FindWhat.com and Espotting Networks paid listings, along with other direct revenue opportunities. For additional information on the acquisition of Comet, please see Footnote C of the Consolidated Financial Statements.

On January 1, 2004, we acquired all of the outstanding stock of Miva Corporation, a leading supplier of e-commerce software and services to small and medium-sized businesses, based in San Diego, California. The total purchase price of approximately $6.2 million consisted of $1.3 million in cash consideration, the issuance of a note payable for $1.4 million, the issuance of 163,550 shares of common stock valued at $3.1 million, and direct transaction costs of approximately $0.4 million. We also assumed $1.8 million of Miva’s liabilities. Miva offers software and other tools that enable businesses to conduct commerce on the Internet. Miva subsequently acquired the assets of MvCool on September 1, 2004. Following our acquisitions of Miva and MvCool, we launched MivaCentral.com on September 16, 2004. MivaCentral.com is a newly created retail outlet serving the software and service needs of online merchants. As a result of these acquisitions and the launch of MivaCentral.com, we have been able to combine several commerce enabling services into a comprehensive e-commerce solution for small and medium-sized businesses interested in establishing, maintaining and growing an e-commerce business. For additional information on the acquisition of Miva please see Footnote C of the Consolidated Financial Statements.

FindWhat.com and Espotting Networks click-through revenue, Pay Per Call revenue, private label revenue, and revenue from our primary traffic sources are recognized when earned, which is based primarily on the actual click-through or call activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or if we believe collection is probable for those customers to whom we extend credit. Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from support arrangements is accounted for as a subscription, with billings recorded as deferred revenue and recognized as revenue ratably over the contract period.

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

Organization of Information

Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of operations

•	Liquidity and capital resources

•	Contractual obligations

•	Use of estimates and critical accounting policies

•	Safe Harbor Statement

RESULTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003

Our fiscal year is from January 1 through December 31. We commercially launched the FindWhat.com Network in September 1999, our first private label agreement commenced in September 2002, we acquired Miva in January 2004, Comet in March 2004, B&B in June 2004 and in July 2004, through a subsidiary, we merged with Espotting. When making comparisons between the years ended December 31, 2004 and 2003, readers should note that the results of operations of Miva, Comet, B&B and Espotting have been included in our statements of operations since the consummation date of each such acquisition or merger, and contributed to increases in our revenue and operating expenses in 2004 compared to 2003. The operations of Miva, Comet, B&B and Espotting are being integrated with our operations; accordingly, their future stand-alone impact may be difficult to isolate. Readers should also note that we do not anticipate our historical growth rates to continue.

Revenue

Revenue was $169.5 million in 2004, compared to $72.2 million in 2003, an increase of $97.2 million or 135%. The increase in revenue is primarily the result of the inclusion of results from businesses acquired during 2004 (approximately $73.4 million). In addition, revenue increased in our FindWhat.com Network and Private Label divisions as a result of adding new distribution partners, expanding our relationships with our existing distribution partners, adding private label partners and increasing the amount advertisers spent with us for traffic from our distribution and private label partners.

During 2004 and 2003, no advertiser account represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, none of the traffic purchased from any of these distribution partners represented over 10% of consolidated revenue in 2004. Internet traffic purchases from one distribution partner in 2003 represented more than 10% of total revenue.

In the second half of the fourth quarter of 2004, we ceased displaying advertisements with distribution partners and affiliates of distribution partners whose traffic did not adequately convert to revenue for our advertisers in conjunction with our continued efforts to increase the quality of the Internet users accessing our customers’ advertisements. Measured at the end of the fourth quarter, the removal of these distribution partners reduced our average click-through revenue by approximately $70,000 per day compared to what each such distribution partner had been producing on a daily basis immediately prior to removal. During 2003 and as a matter of ongoing business practice, we removed one or more distribution partners from our network at various times, however the impact to our revenue was not significant to the quarter or the year when they were removed. We plan to continue our efforts to provide our advertisers with high quality Internet traffic, an undertaking that may have short-term negative effects on our revenue, but which we believe will ultimately improve our click-through revenue in the long-term. We consider the removal of these distribution partners in the second half of the fourth quarter as ordinary to our business and in conformity with our long-stated goal of provided high quality traffic to our advertisers.

In October 2004, we ceased displaying online gambling-related advertising to users on the FindWhat.com Network with Internet protocol, or IP, addresses originating from the United States or IP addresses for which we cannot determine the country of origin. Over the last year, there has been a growing trend within the U.S. paid listing industry to limit certain types of online advertising content from being displayed to Internet users in certain jurisdictions for a variety of reasons, including the avoidance of potential cultural and legal divergences. Our decision to cease online gambling-related advertising adversely affected our revenue for the fourth quarter of 2004, and will continue to adversely affect revenue in 2005.

From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to distribution partners within our FindWhat.com and Espotting Networks. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to the FindWhat.com and Espotting Networks partner rather than to view the underlying content. We have developed automated proprietary screening applications and procedures to minimize the effects of these fraudulent clicks. Click-throughs received through the FindWhat.com and Espotting Networks and through our private label partners’ networks are evaluated by these screening applications and procedures. We constantly evaluate the efficacy of our efforts to combat click-through fraud, and may adjust our efforts for specific distribution partners or in general, depending on our ongoing analysis. These changes impact the number of click-throughs we record and bill to our advertisers, the bid prices our advertisers are willing to pay us for click-throughs and the revenue we generate.

Operating Expenses

Search Serving – Search serving expense consists primarily of costs associated with designing and maintaining the technical infrastructure which supports our various services, fees paid to telecommunications carriers for Internet connectivity and costs for providing algorithmic search results. Costs associated with the technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment and software license fees.

Search serving expense increased to approximately $6.1 million in 2004, compared to approximately $2.8 million in 2003, an increase of $3.3 million or 117%. The increase from 2003 to 2004 was primarily the result of incremental expenses associated with acquisitions completed during 2004 (approximately $2.4 million). In addition, search serving expenses increased due to increases in depreciation of technical equipment, personnel expense and hub costs. We anticipate search serving expense will continue to increase as our traffic and number of managed active advertiser accounts increase, and as we complete and integrate strategic initiatives.

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

Our marketing, sales and service expense was approximately $99.0 million in 2004, compared to $41.0 million in 2003, an increase of $58.0 million or 142%. The primary reason for the increase was the inclusion of results from companies acquired in 2004 (approximately $49.4 million). The remaining increase in marketing, sales and service expense was related primarily to increases in:

•	revenue-sharing payments and other fees paid to FindWhat.com Network distribution partners, which increase as our revenue increases;

•	personnel costs, which includes salaries, benefits, support expenses, commissions, recruiting fees and other costs, due to expanding the number of business development, corporate development, marketing, advertiser solutions, affiliate relations, business affairs and sales personnel;

•	costs, primarily in fees paid to our partners and personnel related expenses, required to service our Private Label function; and

•	advertising.

Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales and service expense. We believe we will continue to invest in marketing, sales and service, particularly in the first half of 2005 when we expect to launch a significant global branding initiative. In addition, continued investment in marketing, sales and service – including attracting advertisers to utilize the FindWhat.com and Espotting Networks, attracting distribution partners to display our keyword-targeted ads, obtaining additional private label partners or other third parties to provide paid listings powered by us and obtaining users for Comet’s and Miva’s services – is critical to attaining our strategic objectives. As a result, we expect these costs to continue increasing in the future.

General and Administrative -General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services; expenses and fees associated with the reporting and other obligations of a public company; travel costs for administrative personnel; depreciation of furniture and equipment not related to search serving or product development activities; and other general and administrative services. Fees for professional services include payments to lawyers, accountants, tax advisors and other professionals in connection with operating our business, supporting litigation and evaluating and pursuing new opportunities.

General and administrative expenses increased to approximately $25.1 million in 2004 compared with $8.6 million in 2003, an increase of $16.5 million or 192%. The increase was due primarily to the inclusion of results from acquisitions completed during 2004 (approximately $9.9 million), along with increases in legal and auditing fees, personnel costs, depreciation on furniture and equipment, and costs associated with being a public company, including costs related to Sarbanes-Oxley compliance.

We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, as we litigate our patent-related lawsuits with Overture Services as well as other lawsuits in which we are a party and as we evaluate and pursue new strategic opportunities. We now believe that legal expenses related to pending litigation could cost between $1.5 million and $2.0 million per quarter until the cases are resolved, with most of the expense related to the Overture Services litigation. The Overture Services trial is currently scheduled to begin in April 2005. In 2004 we modified the vesting terms of certain options to purchase shares of common stock to vest upon change of control. Should a change of control occur in the future we would recognize a non-cash stock compensation charge of up to $0.6 million.

Product Development – Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality for our proprietary services and depreciation for related equipment used in product development. Product development expense was approximately $5.5 million in 2004, compared with $1.5 million in 2003, an increase of $4.0 million or 265%. The increase was primarily due to incremental expenses resulting from acquisitions completed in 2004 (approximately $3.2 million) along with increases in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future, particularly in 2005 when we begin to implement our global platform integration initiative.

Impairment of Goodwill – During 2004, operating performance and resulting cash flow from operations did not meet expectations in our Merchant Services division. Based on these trends, the earnings forecast for the division was revised. We undertook our normal annual assessment of goodwill and indefinite-lived intangible assets under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2004, and determined that an impairment existed. Step two analysis was completed as prescribed by FASB Statement No. 142, resulting in our recognition of an impairment loss on goodwill of $1.1 million. This amount has been included in operating expenses in 2004. For additional information on the impairment, please see Footnote G of the consolidated financial statements. We will continue to assess the impairment of goodwill in accordance with FASB Statement No. 142 in future periods.

Amortization – Amortization expense in 2004 was $5.7 million, and relates primarily to the amortization of intangible assets associated with the acquisitions of Miva, Comet, B&B and Espotting on January 1, 2004, March 22, 2004, June 4, 2004 and July 1, 2004, respectively. We expect to continue purchasing assets or businesses, which may result in the addition of intangible assets and additional amortization expense.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was $0.5 million in 2004 compared to $0.5 million in the prior year. Interest income was consistent with the previous year due to cash generated from operations offset by cash used to complete acquisitions in 2004, keeping the average cash, cash equivalent balances and short-term liquid investments relatively comparable between the periods.

Income Taxes

During 2004, we recorded a provision for income taxes of $10.7 million, which represents an approximate 38.6% effective tax rate compared with $7.1 million, or 37.7%, in 2003. Both rates represent our approximate statutory tax rate.

Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictates our ability to realize our tax assets.

The Espotting merger was a stock acquisition for tax purposes and hence has different book and tax bases. As a result, effective on the date of the merger, we recognized deferred tax assets of $1.8 million, comprised primarily of $10.3 million related to Espotting’s net operating loss (NOL) carryforwards offset by $8.5 million in valuation allowances. Additionally, we recognized $6.0 million in deferred tax liabilities. Based on the history of losses at Espotting in certain European territories, we have recorded a valuation allowance related to certain of Espotting’s deferred tax assets.

The Comet acquisition was a stock acquisition for tax purposes and hence has different book and tax bases. As a result, effective on the date of the purchase, we recognized deferred tax assets of $10.1 million, comprised of $10.1 million related to Comet’s NOL carryforwards and $0.9 million related to other assets, offset by $0.9 million in valuation allowances. Additionally, we recognized $4.9 million in deferred tax liabilities primarily related to the identifiable intangible assets recognized in purchase accounting. Based on projections of future taxable income and considering the Section 382 change in control rules of the Internal Revenue Code, we believe it is more likely than not that the NOLs related to Comet will be realized before their expiration. However, based on the history of losses at Comet, we have recorded a valuation allowance for the state NOLs as Comet files state tax returns on a separate company basis.

The Miva acquisition was a stock acquisition for tax purposes and hence has different book and tax bases. As a result, effective on the date of the purchase, we recognized deferred tax assets of $1.5 million related to Miva’s NOL carryforwards. Additionally, we recognized $1.2 million in deferred tax liabilities related to the identifiable intangible assets recognized in purchase accounting. Based on projections of future taxable income and considering the Section 382 change in control rules of the Internal Revenue Code, we believe it is more likely than not that the NOLs related to Miva will be realized before their expiration.

Net Income

As a result of the factors described above, we generated net income of approximately $17.0 million, or $0.65 per basic share and $0.60 per diluted share, in 2004. In 2003, we generated $11.8 million in net income, or $0.59 per basic share and $0.53 per diluted share.

Diluted weighted average common shares outstanding increased 6.4 million shares from 22.1 million shares for the year ended December 31, 2003 compared with 28.5 million in 2004. The increase in shares is due to the weighted impact of approximately 8.0 million shares issued during 2004 to acquire Miva, Comet and Espotting, and shares issued related to the exercise of options and warrants.

For the Years ended December 31, 2003 and 2002

Revenue

Revenue was approximately $72.2 million in 2003, compared to approximately $42.8 million in 2002. The increase in our overall revenue primarily relates to the increase in our FindWhat.com Network revenue as a result of: adding new distribution partners; expanding our relationships with our existing distribution partners; and increasing the amount advertisers spend with us for traffic from our distribution partners.

During the years ending December 31, 2003 and 2002, no advertiser represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, Internet traffic purchases from one distribution partner represented over 10% of total revenue in 2003. Internet traffic purchases from two individual distribution partners represented over 10% of total revenue in 2002.

Operating Expenses

Search Serving – Search serving expense increased to approximately $2.8 million in 2003, compared to approximately $1.9 million in the previous year. The increase from 2002 to 2003 was primarily due to increases in depreciation of equipment and Internet connectivity fees. Search serving expenses increase as our traffic and number of managed active advertiser accounts increase.

Marketing, Sales and Service – Our marketing, sales and service expense was approximately $41.0 million in 2003, compared to $23.6 million in the previous year.

The increase in marketing, sales and service expense from 2002 to 2003 was related primarily to increases in:

•	revenue-sharing payments and other fees paid to our FindWhat.com distribution partners, which increase as our revenue increases;

•	personnel costs due to expanding the number of business development, corporate development, marketing, advertiser solutions, credit transactions, affiliate relations, business affairs and sales personnel;

•	consulting fees; and

•	travel and other expenses related to our corporate development initiatives.

The increased costs relating to our corporate development department were based on our concentrated effort to diversify our revenue stream. Our corporate development department is responsible for identifying new business initiatives, and searching for new sources of revenue. The deliverables of the corporate development team are longer term in nature, and as such we may not realize substantial benefits in the short-term, if at all, from their efforts.

Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales and service expense.

General and Administrative – General and administrative expenses increased to approximately $8.6 million in 2003, compared to approximately $5.8 million in 2002.

The increase in general and administrative expenses from 2002 to 2003 was primarily due to increases in professional fees, credit card fees, rent expense, depreciation on furniture and equipment, and expenses relating to being a public company.

Product Development – Product development expense was approximately $1.5 million in 2003, as compared to approximately $0.6 million in 2002. The increase was primarily due to increases in personnel expenses.

Interest Income, net

Net interest income was approximately $0.5 million in 2003 compared to approximately $0.2 million in 2002. The increase in interest income was due to higher average cash, cash equivalent balances and short-term liquid investments offset, in part, by lower interest rates.

Income Taxes

Deferred tax assets and liabilities are recognized based on differences between the financial statement carrying amount and the tax basis of assets and liabilities. Deferred tax assets are reviewed for recoverability based on projections of future operating results, which dictates our ability to realize our tax assets.

In 2003, we recorded a tax provision of $7.1 million, which represented an effective tax rate of 37.7% our approximate statutory tax rate. For 2002, we recorded a tax provision of approximately $0.4 million which represents an approximate 3.3% effective tax rate. The lower effective tax rate for the period ended December 31, 2002 is based on the reduction to the valuation allowance to reflect the utilization of net operating loss carryforwards.

Net Income

As a result of the factors described above, we generated net income of approximately $11.8 million, or $0.59 per basic share and $0.53 per diluted share, for the period ending December 31, 2003. This compares to net income of approximately $10.7 million, or $0.63 per basic share and $0.56 per diluted share, for the period ending December 31, 2002.

Impact of Foreign Currency Translation

As a result of our merger with Espotting in 2004, our international net revenues were $57.3 million. Prior to 2004, we had no international revenue. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British pounds and Euros. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income. Similarly, our consolidated net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

During 2004, the U.S. dollar weakened against the British pound and the Euro. Had the exchange rates not changed from the July 1 date of the Espotting acquisition, our net revenues for 2004 would have been approximately $1.1 million lower than we reported using the actual exchange rates for 2004. In addition, had the exchange rates not changed from the date of the merger, operating expenses would have been approximately $1.0 million lower than we reported using actual exchange rates for 2004.

We expect our international operations will continue to grow in significance as we develop and expand our global marketplace. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income. See the information in Item 7A under “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. From inception through December 31, 2004, we have raised net proceeds of approximately $33.6 million through private equity financings, and received approximately $12.7 million in proceeds from the exercise of warrants and options. During 2004, we generated cash flows from operations of approximately $18.9 million.

We currently generate positive cash flows from our operations primarily due to advertisers bidding for keyword-targeted ads in the FindWhat.com and Espotting Networks and the networks of our private label partners, and distribution and private label partners displaying these keyword ads, leading to paid click-throughs. If we fail to continue to provide our managed advertisers with high quality click-throughs, they may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. While the number of advertising partners, distribution partners and paid click-throughs are increasing, if we fail to offer our distribution partners competitive keyword-targeted advertisements in terms of the average revenue per paid click-through, the revenue share paid to the distribution partners, the relevancy and coverage of our keyword ads, and the speed of delivery of such ads, our partners may display fewer FindWhat.com and Espotting Network results, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. The number and quality of providers of keyword-targeted ads is increasing, which may adversely impact our ability to keep or grow our advertiser and distribution partner relationships, our average revenue per paid click-through, and the amount of payments owed to, and the payment terms of our contracts with, our distribution partners. Any of these circumstances may reduce our revenue and cash flows.

Net cash provided by operating activities totaled approximately $18.9 million during 2004 compared to approximately $15.5 million in 2003. The increase in cash from operations is primarily due to the increase in net income generated. The net cash provided in 2004 was based primarily on net income, non-cash expenses, tax benefit from the exercise of stock options, and changes in deferred taxes of approximately $33.9 million. Reductions in prepaid expenses and other current assets and an increase in deferred revenue also contributed to cash provided by operations. These increases in cash were partially offset by a decrease in accounts payable, accrued expenses, other liabilities and increases in income tax receivable and other assets of approximately $14.3 million in 2004 and an increase in accounts receivable of approximately $4.3 million in 2004. The decrease in accounts payable, accrued expenses and other liabilities is primarily due to payments to reduce liabilities assumed in the Miva and Espotting acquisitions. Income taxes receivable increased due to the tax benefit related to stock option exercises. Accounts receivable increased from 2003 to 2004 as revenue increased over the prior year, and because billable advertisers represent a higher percentage of the Espotting Network’s revenue than that of the FindWhat Network’s revenue.

Net cash used in investing activities totaled approximately $13.7 million during 2004. Net cash used primarily consisted of $20.3 million for the purchase of Comet, Miva, B&B and Espotting, net of cash acquired and approximately $7.6 million in capital expenditures for equipment, furniture and fixtures, which was offset by net cash generated from sales and maturities (net of purchases) of investments of $12.1 million and the collection of a note receivable of $2.1 million.

Net cash provided by financing activities in 2004 was $1.2 million, which consisted of $3.3 million of proceeds from the exercise of stock options and warrants, partially offset by payments made on capital leases and notes payable of $2.1 million.

Prior to our acquisition of Comet on March 22, 2004, Comet purchased the domain names associated with Screensavers.com, Inc. which requires monthly installment payments of $12,500 until April 2006.

As of February 19, 2004, we entered into a $10.0 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 275 basis points per annum and are secured by substantially all of our assets. The initial commitment fee was $25,000 and there are no other continuing fees. As of December 31, 2004 we have made no borrowings under this loan facility.

Our principal sources of liquidity consisted of approximately $54.2 million of cash, cash equivalents and short-term liquid investments as of December 31, 2004, along with the availability of $10.0 million on our revolving loan. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.

We are engaged in patent litigation with one of our competitors, Overture Services, Inc. (now owned by Yahoo! and a part of Yahoo! Search Marketing Solutions). We believe that this litigation will not be resolved until mid-2005 at the earliest, and could take significantly longer to resolve if there are appeals. Our patent litigation with Overture Services may be time-consuming, expensive and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

As we litigate our patent lawsuit with Overture Services as well as other lawsuits related to our industry, we believe we will incur between $1.5 million and $2.0 million per quarter in legal expenses until these cases are resolved, with most of the expense related to the Overture Services litigation. Since January 1, 2004, we have experienced significantly higher legal fees in connection with the Overture Services litigation in preparation for the 2005 trial date and have raised our previous estimates accordingly.

We currently anticipate that our cash, cash equivalents and short-term liquid investments as of December 31, 2004, together with cash flows from operations and the availability on our revolving loan, will be sufficient to meet our anticipated liquidity needs for working capital, contingent earnout payments and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. On May 6, 2004, we filed a registration statement on Form S-3 with respect to the possible future issuance of up to 6 million shares of our authorized but unissued common stock from time to time. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend upon numerous factors including the pace of expansion of our operations, competitive pressures and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to increase our revolving loan. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Business Risks” included in this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

Our largest ongoing contractual cash payments are to our distribution partners, which are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through December 2007.

We have contingent liabilities for earnouts related to the Comet and B&B acquisitions. Comet stockholders had a right to receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005. At the end of 2004, approximately $1.1 million was earned out of a possible $5.0 million related to the first earnout period. An additional $5.0 million can be earned in 2005 based on Comet’s operating performance. The terms of the B&B agreement include a $10.3 million earnout over an 18-month term, payable based on achieving certain performance targets. A $3.5 million advance on the earnout was paid in the third quarter of 2004 in accordance with the purchase agreement and at the end of 2004 was fully earned. The remaining $6.8 million earnout is payable quarterly as the performance targets are met and at the end of 2004 an amount less than $0.1 million was accrued related to this contingent earnout amount.

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, payments of principal and interest related to long-term debt, notes payable, guaranteed distributor payments, earnout payments and payments on a software license which consisted of the following at December 31, 2004 (in thousands):

				Guaranteed
				Distribution		Software
	Operating	Long-term	Note	Partner		License
	Leases	Debt	Payable	Payments	Earnout	Agreement	Total

2005	$2,796	$150	$341	$1,389	$1,153	$3,500	$9,329
2006	2,437	50	-	909	-	1,400	4,796
2007	1,157	-	-	109	-	1,400	2,666
2008	913	-	-	-	-	-	913
2009	801	-	-	-	-	-	801
Thereafter	2,394	-	-	-	-	-	2,394

	$10,498	$200	$341	$2,407	$1,153	$6,300	$20,899

Among the new contractual arrangements to lease space we have entered into is an Agreement to Lease that we executed in the first quarter of 2005. The Agreement to Lease is with respect to 17,589 square feet of office space, which will serve as a replacement to our current London facilities. The Agreement to Lease provides that, subject to the fulfillment of certain conditions, including the receipt of local governmental approvals, the satisfaction of build-out requirements and other customary conditions in the United Kingdom, we will execute the actual Lease for that facility. We currently estimate that the Lease will be executed and we will take possession of the new London space in April 2005. The Lease for the new London facilities anticipates a minimum lease term through April 2011. Future minimum payments related to this lease are as follows:

2005	$-
2006	717
2007	845
2008	845
2009	845
Thereafter	1,013

$4,265

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

Revenue

Revenue is generated primarily through click-throughs on our managed advertisers’ paid listings. Certain advertisers make deposits in advance and these deposits are recorded as deferred revenue. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser’s bid price. Revenue is also generated from our private label service and is recognized in accordance with the contractual payment agreements as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we record FindWhat.com and Espotting Network click-through revenue gross, and private label revenue net.

Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from support arrangements is recognized ratably over the contract period of the invoice. When a Comet user clicks on a sponsored advertisement on a partner’s network, revenues are recognized in the amount of the partner’s fee due to Comet. Non-click-through-related revenue from Comet is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $3.1 million and $0.2 million as of as of December 31, 2004 and 2003, respectively. The following table illustrates the related bad debt expense as a percentage of revenues for 2004, 2003 and 2002 (in thousands, except percentages):

	2004	2003	2002

Revenues	$169,470	$72,221	$42,805
Bad debt expense	$658	$262	$126
Bad debt expense as a percent of revenue	0.4%	0.4%	0.3%

The allowance for doubtful accounts, which increased significantly in 2004 due to the merger with Espotting (which has higher portion of billable advertisers than the FindWhat Network), is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers’ ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

Historically, our actual losses have been consistent with these allowances. However, future changes in trends could result on a material impact to future consolidated statement of income and cash flows. Based on our results for the year ended December 31, 2004, a 25 point basis deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $0.4 million. The following demonstrates, for illustrative purposes only, the potential effect such a change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except share data):

	-25 Basis Points	2004	+25 Basis Points

Bad debt expense	$234	$658	$1,082
Income from operations	27,327	26,903	26,479
Net income	17,452	17,028	16,604
Diluted earnings per share	$0.61	$0.60	$0.58

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized after considering the positive and negative evidence as set forth in FASB Statement No. 109 Accounting for Income Taxes. This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies. As of December 31, 2004, we have deferred tax liabilities (which include deferred tax assets of $14.9 million offset by a valuation allowance of $10.5 million and deferred tax liabilities of $5.8 million) of approximately $1.4 million.

At December 31, 2004, we had a United States net operating loss (NOL) carryforward of $28.4 million, which can currently be used only at an annual rate of $4.0 million pursuant to Section 382, and foreign NOL carryforwards of $28.4 million. As of December 31, 2004, the NOLs related to foreign jurisdictions are fully offset by a valuation allowance. Subsequent release of the valuation allowances will be recorded as a reduction to goodwill.

The following table illustrates the effective tax rates for 2004, 2003 and 2002 (in thousands, except percentages):

	2004	2003	2002

Provision for taxes	$10,690	$7,106	$371
Income before provision for income taxes	$27,718	$18,864	$11,107
Effective tax rates	38.6%	37.7%	3.3%

Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2004, a one–percentage change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $0.3 million. The following demonstrates, for illustrative purposes only, the potential effect such a change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except share data):

	-100 Basis Points	2004	+100 Basis Points

Provision for taxes	$10,413	$10,690	$10,967
Net income	17,305	17,028	16,751

Purchase Accounting

We have made estimates of the fair values of the assets and liabilities acquired as a part of our Miva, Comet, B&B and Espotting transactions during 2004 based on either appraisals from third parties, certain internally generated information or both. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different, our amortization expense could vary. Our estimates of the economic useful lives of our intangible assets range from eight months to 15 years, with a weighted average life of approximately six years. If the estimated lives of our intangible assets were one year shorter, our amortization expense for 2004 and 2005 would be higher by $1.2 million and $1.3 million, respectively. In addition, we are required to monitor such intangible assets for possible impairment charges.

Impairment Evaluations

Our methodology for allocating the purchase price relating to acquisitions is based on established valuation techniques that reflect the consideration of a number of factors including valuations performed by third party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. We perform goodwill impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. We compare the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, we would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. Factors considered important which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. For example, unexpected increases in advertiser or distribution partner churn could effect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

The goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The assumptions supporting the cash flows, including discount rates, are determined using the best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited experience on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses; however there can be no assurances about the revenue and other cash flows we may realize from these initiatives. The projections we used for our goodwill impairment evaluation for certain of our reporting units include revenue from these new initiatives, and revenue growth and gross margin increases greater than our recent actual results. If we had not considered the revenues from these new initiatives, and the revenue growth and gross margin increases, we would have recognized a larger impairment charge on Miva and may have necessitated further evaluation of the goodwill of other reporting units. Should 2005 and future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized.

As disclosed in Note G — Impairment, we had a goodwill impairment charge of $1.1 million related to Miva. As of December 31, 2004, there was a remaining goodwill balance of $3.3 million related to Miva.

Legal Contingencies

We are subject to lawsuits and other claims related to our business and operations. Periodically, we review the status of each significant matter and assess potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and might revise our estimates.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-K include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability, our operating and growth strategy, liquidity and expenses. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business – Business Risks” included elsewhere in this Annual Report on Form 10-K and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our business and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-K are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 34% of total revenues during 2004. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. The effect of foreign exchange rate fluctuations on our consolidated financial position for the year ended December 31, 2004, was a net translation gain of approximately $12.8 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.

In addition, the merger with Espotting occurred on July 1, 2004, and results from Espotting were included from the date of the acquisition. In 2005, results from Espotting will be included for the full year and as Espotting’s results are denominated in foreign currency we will have an increased risk related to changes in foreign currency rates.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates relates primarily to our short-term investment portfolio and issuance of debt. We do not use derivative financial instruments in our investment portfolio. We have a prescribed methodology whereby we invest excess cash in debt instruments of government agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

Item 8. Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Overview

We, and our independent registered public accounting firm, have not completed the documentation, testing or assessment of all of the items required by Section 404 of the Sarbanes-Oxley Act of 2002 and we will avail ourselves of the 45-day exemptive order to complete such assessment provided under SEC Release No. 34-50754. Therefore, as permitted by the SEC exemptive order, we have not included in this Annual Report on Form 10-K our Management’s Annual Report on Internal Control Over Financial Reporting or the related Attestation Report of our Independent Registered Public Accounting Firm. However, we have identified material weaknesses in our internal control over financial reporting based on the procedures completed to date. As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2, a material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because we have material weaknesses, we will not be able to conclude in our Management’s Annual Report on Internal Control Over Financial Reporting that our internal control over financial reporting is effective.

The identified material weaknesses in our internal control over financial reporting relate to the following matters, each of which resulted in adjustments being recorded in either or both our interim financial statements for the quarter ended September 30, 2004 or our financial statements for the year ended December 31, 2004: (i) insufficient controls over the determination and application of generally accepted accounting principles with respect to purchase accounting for certain 2004 acquisitions, (ii) insufficient controls over the determination and application of generally accepted accounting principles with respect to evaluating and measuring impairment of goodwill, (iii) insufficient controls over the determination and application of generally accepted accounting principles with respect to revenue recognition for our private label agreements and other revenue agreements, excluding those related to FindWhat.com Network revenue (iv) insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, and (v) insufficient controls over and review of the quarterly and year-end financial statement close and review process. These weaknesses affected several financial statement accounts, including accounts receivable and allowance for doubtful accounts, goodwill, deferred revenue, accrued expenses, stockholders’ equity, revenues and various expense accounts.

The identification of these material weaknesses is based on findings to date. Due to the incomplete status of all procedures, we cannot be certain that either we or our independent registered public accounting firm will not identify additional material weaknesses between the date of this Annual Report and the date our Management’s Annual Report on Internal Control Over Financial Reporting is filed.

Based on our evaluation to date, we do not believe that these material weaknesses materially impacted the financial information for prior periods. Accordingly, we currently do not expect that we will be required to restate our financial statements for any prior periods.

In addition, we elected to exclude our wholly-owned subsidiary, Espotting, which we acquired on July 1, 2004 from the scope of the 2004 evaluation of our internal control over financial reporting, as permitted by the SEC’s June 23, 2004 implementation guidance to issuers relating to the SEC’s final rules on internal control over financial reporting. As of December 31, 2004, Espotting represented $240.4 million of our total assets, $207.0 million of our net assets, $57.3 million of revenues and $3.4 million of net income. Neither we, nor our independent registered public accounting firm, have evaluated the internal controls of Espotting and therefore our conclusions and those of our independent registered public accounting firm will not extend to the internal control over financial reporting of Espotting. Accordingly, we may have material weaknesses, significant deficiencies or deficiencies in Espotting’s operations which will not be assessed or identified by management or our independent registered public accounting firm this year.

As permitted by SEC Release No. 34-50754, we expect to provide, on or prior to May 2, 2005, in an amendment to this Annual Report on Form 10-K, our Management’s Annual Report on Internal Control Over Financial Reporting, and the Attestation Report of our Independent Registered Public Accounting Firm.

We currently are unable to determine whether any of the material weaknesses identified above will be remediated by the end of our first quarter of fiscal 2005, and if they are not, we may be required to report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls continue to exist.

Remediation

Prior to the identification of such material weaknesses, we had already undertaken, or were in the process of undertaking, a number of steps to design and implement more effective internal controls, including:

•	Hiring additional qualified accounting and financial staff;

•	Increasing training of staff on the application of accounting pronouncements;

•	Preparing sufficient supporting documentation for and performing timely review to support our position on the basis of governing principles with regard to complex accounting standards;

•	Adopting a policy of requiring periodic review of existing accounting policies to ensure continued applicability and compliance;

•	Increasing review of adherence to corporate policies and procedures;

•	Documenting and improving procedures for the financial statement close process;

•	Hiring a Director of Internal Audit in November 2004, and assigning company employees to directly assist him in establishing and testing the internal controls; and

•	Retaining Grant Thornton LLP to assist in the establishment and testing of our internal controls.

We are continuing our review and steps to improve internal control over financial reporting and intend to undertake all actions necessary to correct all material weaknesses in internal controls, as well as deficiencies and significant deficiencies that may be identified. However, we cannot assure you when the material weaknesses identified above will be corrected.

Evaluation of Disclosure Controls and Procedures

Further, our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation and because of the material weaknesses identified above, our Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures did not provide reasonable assurance of effectiveness as of the end of December 31, 2004.

Changes in Internal Control Over Financial Reporting

We have made no significant changes to our internal control over financial reporting in connection with our fourth quarter evaluation that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 11.	Executive Compensation.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services.

Information required under this item is incorporated herein by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders pursuant to Regulation 14A.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	The following financial statements are included in this report under Item 8:

Report of Independent Registered Certified Public Accountants – Ernst & Young LLP

Report of Independent Registered Certified Public Accountants – Grant Thornton LLP

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to the Consolidated Financial Statements.

	(2)	Exhibits: Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set for therein is not applicable as is shown in the accompanying Financial Statements or notes thereto).

Schedule II – Valuation and Qualifying Accounts

Exhibits

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

2.1	a	Amended and Restated Agreement and Plan of Merger among FindWhat.com, Who Merger Corp. and Espotting Media Inc., dated February 9, 2004.

2.2	b	Agreement and Plan of Merger among FindWhat.com, Close Reach Merger Corp., Miva Corporation, and Miva Principal Stockholders, dated September 2, 2003.

2.3	c	Amended and Restated Agreement and Plan of Merger among FindWhat.com, Haley Acquisition Corp. and Comet Systems, Inc., dated March 14, 2004.

2.4	d	Asset Purchase Agreement among FindWhat.com, Seymour Acquisition Co., Inc., B&B Enterprises, Inc., and its Shareholders, dated June 4, 2004.

2.5	e	Agreement and Plan of Merger by and between FindWhat.com, a Nevada corporation, and FindWhat.com, Inc., a Delaware corporation, dated September 2, 2004.

3.1	e	Amended and Restated Certificate of Incorporation of FindWhat.com, Inc.

3.2	e	Amended and Restated By-laws of FindWhat.com, Inc.

3.3		Audit Committee Charter, as adopted by the Audit Committee on December 16, 2004.

10.1	f+	Amended and Restated Executive Employment Agreement between FindWhat.com and Craig A. Pisaris Henderson.

10.2	f+	Amended and Restated Executive Employment Agreement between FindWhat.com and Phillip R. Thune.

10.3	g	Loan and Security Agreement by and between Fifth Third Bank, as lender, and FindWhat.com, as borrower, dated February 19, 2004.

10.4	h+	FindWhat.com 1999 Stock Incentive Plan, as amended.

10.5	+	Form of Incentive Stock Option Agreement.

10.6	+	Form of Non-Qualified Stock Option Agreement.

10.7	f+	Executive Employment Agreement between FindWhat.com and Dave Rae.

10.8	i+	FindWhat.com 2004 Stock Incentive Plan.

10.9	j+	Executive Employment Agreement between FindWhat.com and Anthony Garcia.

10.10	k+	Amended and Restated Executive Employment Agreement between FindWhat.com and Brenda Agius.

10.11	i+	EMI Replacement Option Plan.

10.12	+	Form of Stock Option Agreement for the FindWhat.com 2004 Stock Incentive Plan.

10.13	i	Registration Rights Agreement dated as of June 30, 2004 among FindWhat.com and certain affiliates of Espotting Media Inc.

10.14		FAST Data Search 360 Perpetual License Agreement, dated December 29, 2004. (Redacted).

10.15	+	Executive Employment Agreement between FindWhat.com and Sebastian Bishop.

14.1	l	Code of Ethics.

14.2		Code of Business Conduct.

21.1		List of Subsidiaries.

23.1		Consent of Grant Thornton LLP.

23.2		Consent of Ernst & Young LLP.

24.1		Powers of Attorney.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Incorporated by reference to the exhibit previously filed on February 10, 2004 with FindWhat.com’s Form 8-K.

b.	Incorporated by reference to the exhibit previously filed on January 6, 2004 with FindWhat.com’s Form 8-K.

c.	Incorporated by reference to the exhibit previously filed on April 6, 2004 with FindWhat.com’s Form 8-K.

d.	Incorporated by reference to the exhibit previously filed on June 4, 2004 with FindWhat.com’s Form 8-K.

e.	Incorporated by reference to the exhibit previously filed on September 3, 2004 with FindWhat.com’s Form 8-K.

f.	Incorporated by reference to the exhibit previously filed on November 6, 2002 with FindWhat.com’s Form 10-QSB.

g.	Incorporated by reference to the exhibit previously filed on March 12, 2004 with FindWhat.com’s Form S-4.

h.	Incorporated by reference to the exhibit previously filed on March 17, 2004 with FindWhat.com’s Form S-8.

i.	Incorporated by reference to the exhibit previously filed on August 6, 2004 with FindWhat.com’s Form 10-Q.

j.	Incorporated by reference to the exhibit previously filed on May 15, 2001 with FindWhat.com’s Form 10-QSB.

k.	Incorporated by reference to the exhibit previously filed on November 9, 2004 with FindWhat.com’s Form 10-Q.

l.	Incorporated by reference to the exhibit previously filed on March 5, 2004 with FindWhat.com’s Form 10-K.

+	Management compensatory contract or plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

FINDWHAT.COM, INC.

Date: March 16, 2005	By:	/s/ Craig A. Pisaris-Henderson Craig A. Pisaris-Henderson Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2005.

Signature	Title

/s/ Craig A. Pisaris-Henderson	Chairman, Chief Executive Officer and Director (principal executive officer)

Craig A. Pisaris-Henderson

*Phillip R. Thune	President, Chief Operating Officer and Director (principal operating officer)

Phillip R. Thune

*Brenda Agius	Chief Financial Officer (principal financial and accounting officer)

Brenda Agius

*Sebastian Bishop	Chief Marketing Officer and Director

Sebastian Bishop

*Daniel B. Brewster, Jr.	Director

Daniel B. Brewster, Jr.

*Frederick E. Guest II	Director

Frederick E. Guest II

*Gerald W. Hepp	Director

Gerald W. Hepp

*Charles Rothstein	Director

Charles Rothstein

*Jerry Della Femina	Director

Jerry Della Femina

*Lee S. Simonson	Director

Lee S. Simonson

*By: /s/ Craig A. Pisaris-Henderson

Craig A. Pisaris-Henderson, Attorney-in-Fact

Back to Index

Back to Index

REPORT OF INDEPENDENT REGISTERED
CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
FindWhat.com, Inc.

We have audited the accompanying consolidated balance sheets of FindWhat.com, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FindWhat.com at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
March 16, 2005

Back to Index

Report of Independent Registered Public Accounting Firm

Board of Directors
FindWhat.com

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of FindWhat.com and subsidiary for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of FindWhat.com and subsidiary for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Tampa, Florida
January 30, 2003

Back to Index

FindWhat.com, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,220	$22,097
Short-term investments	25,004	37,113
Accounts receivable, less allowance for doubtful accounts of $3,095
and $223 at December 31, 2004 and 2003, respectively	26,117	5,051
Deferred tax assets	2,510	180
Note receivable	-	2,054
Income taxes receivable	1,626	758
Prepaid expenses and other current assets	1,555	2,554

Total current assets	86,032	69,807

PROPERTY AND EQUIPMENT – NET	16,755	4,695
INTANGIBLE ASSETS
Goodwill	201,183	-
Vendor agreements, net	18,736	-
Other intangible assets, net	15,567	-
DEFERRED TAX ASSETS	1,964	-
OTHER ASSETS	967	156

Total assets	$341,204	$74,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$17,255	$1,783
Accrued expenses	16,166	5,987
Deferred revenue	5,798	1,866
Current portion of long-term debt	3,941	-
Other current liabilities	760	-

Total current liabilities	43,920	9,636

DEFERRED TAX LIABILITIES	5,855	600
LONG-TERM DEBT	2,573	-
OTHER LONG-TERM LIABILITIES	1,177	115

Total liabilities	53,525	10,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized,
500 shares; none issued and outstanding	-	-
Common stock, $.001 par value; authorized, 200,000 and 50,000 shares, respectively; issued 30,502 and 21,428, respectively;
outstanding 30,459 and 21,421, respectively	31	21
Additional paid-in capital	247,132	52,884
Treasury stock; 43 and 7 shares at cost, respectively	(804)	(82)
Accumulated other comprehensive income	12,808	-
Retained earnings	28,512	11,484

Total stockholders’ equity	287,679	64,307

Total liabilities and stockholders’ equity	$341,204	$74,658

The accompanying notes are an integral part of these consolidated statements.

Back to Index

FindWhat.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002

Revenues	$169,470	$72,221	$42,805

Operating expenses
Search serving	6,069	2,802	1,925
Marketing, sales and service	98,979	40,963	23,597
General and administrative	25,145	8,604	5,797
Product development	5,548	1,520	589
Impairment loss on goodwill	1,140	-	-
Amortization	5,686	-	-

Total operating expenses	142,567	53,889	31,908

Income from operations	26,903	18,332	10,897
Other expense	(19)	-	-
Interest income, net	495	532	210
Exchange rate gain	339	-	-

Income before provision for income taxes	27,718	18,864	11,107

Income tax expense	10,690	7,106	371

Net income	$17,028	$11,758	$10,736

Net income per share
Basic	$0.65	$0.59	$0.63

Diluted	$0.60	$0.53	$0.56

Weighted-average number of common
shares outstanding
Basic	26,318	19,867	17,021

Diluted	28,518	22,076	19,130

The accompanying notes are an integral part of these consolidated statements.

Back to Index

FindWhat.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Additional Paid-In Capital	Treasury Stock	Deferred Service Cost	Accumulated Other Comprehensive Income	Retained Earnings (deficit)	Total Stockholders’ Equity	Comprehensive Income
	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at January 1, 2002	-	$-	16,652	$17	$16,172	$(82)	$(15)	$-	$(11,010)	$5,082
Issuance of common stock and warrants in connection with private placement, net	-	-	1,000	1	5,214	-	-	-	-	5,215
Issuance of common stock in connection with exercises of stock options and warrants	-	-	525	-	867	-	-	-	-	867
Tax benefit of exercise of stock options	-	-	-	-	253	-	-	-	-	253
Amortization of service costs on warrants issued	-	-	-	-	-	-	15	-	-	15
Net income	-	-	-	-	-	-	-	-	10,736	10,736	$10,736

Comprehensive income	-	-	-	-	-	-	-	-	-	-	$10,736

Balance at December 31, 2002	-	-	18,177	18	22,506	(82)	-	-	(274)	22,168
Issuance of common stock and warrants in connection with private placement, net	-	-	1,000	1	19,980	-	-	-	-	19,981	-
Issuance of common stock in connection with exercises of stock options and warrants	-	-	2,251	2	7,973	-	-	-	-	7,975	-
Tax benefit of exercise of stock options	-	-	-	-	2,425	-	-	-	-	2,425	-
Net income	-	-	-	-	-	-	-	-	11,758	11,758	$11,758

Comprehensive income	-	-	-	-	-	-	-	-	-	-	$11,758

Balance at December 31, 2003	-	-	21,428	21	52,884	(82)	-	-	11,484	64,307
Issuance of common stock in connection with business acquisitions	-	-	8,001	9	186,934	-	-	-	-	186,943
Issuance of common stock in connection with exercises of stock options and warrants	-	-	1,073	1	3,309	-	-	-	-	3,310
Treasury stock received to satisfy accrued liabilities	-	-	-	-	-	(722)	-	-	-	(722)
Tax benefit of exercise of stock options	-	-	-	-	4,005	-	-	-	-	4,005
Foreign currency translation adjustment	-	-	-	-	-	-	-	12,808	-	12,808	$12,808
Net income	-	-	-	-	-	-	-	-	17,028	17,028	17,028

Comprehensive income	-	-	-	-	-	-	-	-	-	-	$29,836

Balance at December 31, 2004	-	$-	30,502	$31	$247,132	$(804)	$-	$12,808	$28,512	$287,679

The accompanying notes are an integral part of these consolidated statements.

Back to Index

FindWhat.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2004	2003	2002

Cash Flows from Operating Activities
Net income	$17,028	$11,758	$10,736
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for doubtful accounts	658	262	126
Depreciation and amortization	9,094	1,755	888
Impairment loss on goodwill	1,140	-	-
Equity based compensation	-	-	15
Tax benefit of stock option exercises	4,005	2,425	253
Deferred income tax expense (benefit)	1,944	890	(470)
Loss on sale of assets	24	11	-
Changes in operating assets and liabilities
Accounts receivable	(4,328)	(3,393)	(1,259)
Prepaid expenses and other current assets	2,557	(2,035)	(394)
Income taxes receivable	(856)	-	-
Other assets	(514)	(13)	(92)
Deferred revenue	1,080	623	736
Accounts payable, accrued expenses and other liabilities	(12,903)	3,226	1,176

Net Cash Provided by Operating Activities	18,929	15,509	11,715

Cash Flows from Investing Activities
Note receivable	2,054	(2,054)	-
Proceeds from the sale of assets	-	8	-
Purchase of short-term investments	(75,843)	(42,113)	(28,009)
Proceeds from short-term investments	87,952	9,185	24,824
Purchase of businesses, net of cash acquired	(20,343)	-	-
Purchase of equipment and furniture	(7,546)	(3,344)	(3,145)

Net Cash Used in Investing Activities	(13,726)	(38,318)	(6,330)

Cash Flows from Financing Activities

Payments made on capital leases and notes payable	(2,110)	(4)	(11)
Net proceeds from private placements	-	19,981	5,215
Proceeds received from exercise of stock options and warrants	3,310	7,975	867

Net Cash Provided by Financing Activities	1,200	27,952	6,071

Effect of Foreign Currency Exchange Rates	720	-	-

Increase in Cash and Cash Equivalents	7,123	5,143	11,456

Cash and Cash Equivalents, Beginning of Year	22,097	16,954	5,498

Cash and Cash Equivalents, End of Year	$29,220	$22,097	$16,954

Supplemental Disclosures of Cash Flow Information:
Interest paid	$82	$3	$8

Income taxes paid	$3,950	$4,193	$935

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy tax withholding liabilities	$722	$-	$-

Debt incurred for purchase of software license	$5,979	$-	$-

Common stock issued for business acquisitions and mergers	$186,943	$-	$-

The accompanying notes are an integral part of these consolidated statements.

Back to Index

FindWhat.com, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF BUSINESS

FindWhat.com, Inc. is a corporation organized under the laws of the State of Delaware. On September 3, 2004, FindWhat.com, a Nevada corporation and the former public reporting company, was merged with and into FindWhat.com, Inc., resulting in the reincorporation to the State of Delaware of the public reporting company. FindWhat.com, Inc. and its direct and indirect wholly-owned operating subsidiaries, BeFirst Internet Corporation, Espotting Media Inc. (“Espotting”), Miva Corporation (“Miva”), Comet Systems, Inc. (“Comet”) and B&B Advertising, Inc. (“B&B”) are collectively referred to as “we,” “us,” “our,” “FindWhat” or “the Company”. We offer proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers.

To accomplish this full circle e-commerce offering, we provide five related, proprietary services under two business units:

•	Performance-based Marketing

	o	FindWhat.com Network™ The FindWhat.com Network is a performance-based, keyword-targeted advertising service that distributes advertisements throughout the Internet each day, primarily in North America;

	o	Espotting Network. As with the FindWhat.com Network, the Espotting Network distributes advertisements throughout the Internet each day primarily in Europe. Espotting’s operations are primarily in the U.K., France, Germany, Italy, Spain and Scandinavia;

	o	Private Label. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using all or a portion of our turn-key operation;

	o	Primary Traffic. We offer services such as connected desktop consumer software that allow us to establish a direct relationship with Internet users. These services create a direct source of traffic for our advertisers and enable us to obtain additional information about maximizing paid listings opportunities on the Internet on behalf of our network traffic partners; and

•	Merchant Services Division. We offer commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet through our subsidiary, Miva Corporation. Our Merchant Services division includes Miva Merchant, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

We offer our marketing services on three continents: the FindWhat.com Network in North America, the Espotting Network in Europe and Listop (a performance-based, keyword-targeted advertising service offered through a private label agreement with Mitsui & Co., Ltd.) in Asia.

Back to Index

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Basis of Presentation

The consolidated financial statements include the accounts and operations of FindWhat.com, Inc. and its direct and indirect wholly-owned operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which FindWhat.com, Inc. can exercise significant influence but is not the primary beneficiary, are accounted for under the equity method of accounting and are included in other assets on the balance sheet.

2.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

3.	Short-term Investments

Short-term investments consist of auction rate securities and an insurance annuity that are classified as “available-for-sale.” The investments are available for settlement in seven days or less, and the carrying value approximates market value. Accordingly, no unrealized holding gains and losses for these securities have been included in other comprehensive income for any periods presented. The contractual maturities of the auction rate securities are from 2022 through 2033. The insurance annuity is a perpetual annuity. Short-term investments at December 31, 2004 through 2003 are as follows (in thousands):

	December 31,
	2004	2003

Auction rate securities	$22,825	$35,000
Insurance annuity	2,179	2,113

Total	$25,004	$37,113

4.	Accounts Receivable

Accounts receivable are recorded at face value, less an allowance for doubtful accounts. The allowance for doubtful accounts is an estimate that is calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, and other factors that may indicate a potential loss. The allowance is reviewed on a regular basis to adequately provide for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. Uncollectible amounts are written off against the allowance. We do not require collateral in connection with billable accounts.

5.	Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. As of December 31, 2004, substantially all of our cash, cash equivalents and short-term investments were managed by a number of financial institutions, and funds were invested only in highly liquid, secure investments. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Europe. As of December 31, 2004 and 2003, no one customer accounted for 10 percent or more of the accounts receivable balance.

Back to Index

6.	Prepaid Expenses and Other Current Assets

We capitalize legal, advisory and other costs associated with an acquisition or merger transaction if it is probable and the costs are direct costs of the transaction. These and any additional transaction costs are considered part of the purchase price for accounting purposes when the acquisition is consummated. At the end of 2004, there were no deferred transaction costs recorded in prepaid expenses. At the end of 2003, there was $2.4 million recorded related to the pending acquisition of Miva and merger with Espotting.

7.	Equipment and Furniture

Equipment and furniture are stated at cost except in the case of items acquired as a part of business acquisitions, which are recorded at fair value on the date of acquisition. Equipment and furniture are depreciated using the straight-line method over the estimated useful lives for the respective assets, which range from two to five years. Depreciation expense consists of depreciation of computer equipment and furniture. Improvements to leased premises are capitalized and amortized over the shorter of the related lease term or the useful lives of the improvements which range from three to ten years.

8.	Capitalized Software

Product development costs are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful life of three to five years.

9.	Revenue

Revenue is generated primarily through click-throughs on our managed advertisers’ paid listings. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser’s bid price. Click-through revenue is recognized as the click-throughs are performed in accordance with the guidance of Emerging Issue Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” We record the FindWhat.com and Espotting Network click-through revenue gross, and private label revenue net.

License and setup fees from our private label service customers are recognized over the life of the agreement after customer acceptance has occurred. Revenue for network set-up fees are deferred and recognized over the expected life of our relationship with the advertiser. Revenue for software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from support arrangements is recognized ratably over the contract period. When a Comet user clicks on a sponsored advertisement on a partner’s network, revenues are recognized in the amount of the partner’s fee due to Comet. Non-click-through-related revenue from Comet is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

10.	Deferred Revenue

Deferred revenue primarily represents advance deposits made by our advertisers for future click-throughs for keyword advertisements on both the FindWhat.com and Espotting Networks, the unearned portion of support revenues, and other revenues that do not meet the criteria for revenue recognition as of the balance sheet date.

Back to Index

11.	Fair Value of Financial Instruments

At December 31, 2004, our financial instruments included cash, cash equivalents, short-term investments, accounts receivable, accounts payable, note payable and long-term debt.

The fair values of these financial instruments approximated their carrying values.

12.	Business Segments

We operate in one primary business segment – Performance-based, keyword-targeted advertising, which includes the FindWhat.com and Espotting Networks, our Private Label agreements and Primary Traffic. Due to the immateriality of our Merchant Services division, separate segment reporting is not required.

13.	Accounting for Stock-Based Compensation

We account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We account for stock-based compensation to non-employees using the fair value method set forth in Financial Accounting Standards Board (FASB) Statement No. 123, as amended by FASB Statement No. 148, and related interpretations.

The following table summarizes our pro forma results as if we had recorded stock-based compensation expense related to employees and directors for 2004, 2003, and 2002, using the fair value method of FASB Statement No. 123, as amended by FASB Statement No. 148 using the Black-Scholes option valuation methodology (in thousands, except per share amounts):

	For the year ended December 31,
	2004	2003	2002

Net income, as reported	$17,028	$11,758	$10,736
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(8,554)	(2,618)	(1,846)

Pro forma net income	$8,474	$9,140	$8,890

Earnings per share:
Basic – as reported	$0.65	$0.59	$0.63

Basic – pro forma	$0.32	$0.46	$0.52

Diluted – as reported	$0.60	$0.53	$0.56

Diluted – pro forma	$0.30	$0.41	$0.46

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. FASB Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in FASB Statement No. 123(R) is similar to the approach described in FASB Statement No. 123. However, FASB Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values and pro forma disclosure will no longer be an alternative.

FASB Statement No. 123(R) must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt FASB Statement No. 123(R) on July 1, 2005.

Back to Index

The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of FASB Statement No. 123(R), while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The effective date of the new standard for our consolidated financial statements is our third fiscal quarter in 2005.

Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FASB Statement No. 123(R). Compensation expense calculated under FASB Statement No. 123(R) may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FASB Statement No. 123(R) we may choose to use a different valuation model to value the compensation expense associated with employee stock options. FASB Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $4.0 million, $2.4 million and $0.3 million in 2004, 2003 and 2002, respectively.

14.	Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. During 2004, we incurred approximately $3.4 million in advertising expense, the majority of which was spent by Comet to promote their ScreenSavers product. No material amounts were recognized in 2003 and 2002 related to advertising expense.

15.	Income Taxes

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

Back to Index

16.	Goodwill and Other Long-lived Assets

Our methodology for allocating the purchase price relating to acquisitions is based on established valuation techniques that reflect the consideration of a number of factors including valuations performed by third party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. We perform goodwill impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. We compare the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, we would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. Factors considered important which could trigger an impairment review include, but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. For example, unexpected increases in advertiser or distribution partner churn could effect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

The goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted cash flows over the remaining useful life of the asset using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The assumptions supporting the cash flows, including discount rates, are determined using the best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited experience on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses, however there can be no assurances about the revenue and other cash flows we may realize from these initiatives. The projections we used for our goodwill impairment evaluation for certain of our reporting units include revenue from these new initiatives, and revenue growth and gross margin increases greater than our recent actual results. If we had not considered the revenues from these new initiatives, and the revenue growth and gross margin increases, we would have recognized a larger impairment charge on Miva and may have necessitated further evaluation of the goodwill of other reporting units. Should 2005 and future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized

17.	Reclassifications

We held auction rate certificates and an insurance annuity at the end of 2003 that were originally presented on our 2003 statements as a cash equivalent due to the highly liquid nature of the investments. We have reconsidered this classification and as of December 31, 2003 have classified $37.1 million of the auction rate certificates and the insurance annuity as “available-for-sale” securities and have segregated them from cash and cash equivalents in the consolidated financial statements. This classification change also had the impact of decreasing cash flows from investing activities by $32.9 million in 2003 and $3.2 million in 2002, in the statement of cash flows.

18.	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include acquisition liabilities, allowances for doubtful accounts, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, income taxes and tax valuation reserves. Actual results could differ materially from these estimates.

Back to Index

19.	Foreign Currency Translation

Espotting operates in several European countries whose functional currency is either the British Pound, the Euro or the Swedish Krona. Results of operations from Espotting are translated to U.S. dollars using average exchange rates. Assets and liabilities are translated into U.S. Dollars using the exchange rate on the balance sheet date. Resulting translation adjustments were recorded in Other Comprehensive Income in the Stockholders’ Equity section of the consolidated balance sheet.

NOTE C – Mergers and Acquisitions

Miva

On January 1, 2004, we acquired all of the outstanding stock of Miva, a leading supplier of e-commerce software and services to small and medium-sized businesses (SMEs). Through this acquisition, we believe we can combine several of Miva’s commerce enabling services to provide a more comprehensive business solution to SMEs.

The total purchase price of approximately $6.2 million consisted of $1.3 million in cash consideration, the issuance of a note payable for $1.4 million, the issuance of 163,550 shares of common stock valued at $3.1 million, and direct transaction costs of approximately $0.4 million. For accounting purposes the value of the common stock was based on the average of the closing prices for the two days prior to the completion of the acquisition. The non-interest bearing note payable is payable in four quarterly installments beginning April 1, 2004 and as of December 31, 2004 the amount owed was $0.3 million. The final payment was made pursuant to the note in January 2005. We also assumed $1.8 million of Miva’s liabilities.

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash acquired	$26
Other tangible assets acquired	245
Deferred tax assets	1,496
Intangibles:
Trademarks	278	Indefinite
Customer relationships	1,116	15 years
Service agreements	111	15 years
Reseller agreements	62	15 years
Developed technology	1,429	5 years
Goodwill	4,442 (a)	Indefinite
Deferred tax liabilties	(1,155)
Liabilities assumed	(1,848)

Total	$6,202

Amortization expense related to Miva’s identifiable intangible assets with definite lives was $0.4 million in 2004. As of December 31, 2004, future amortization expense related to the Miva acquisition for each of the next five years is expected to be: 2005-$0.4 million, 2006-$0.4 million, 2007-$0.4 million, 2008-$0.4 million and 2009-$0.1 million.

Back to Index

The Miva acquisition was a stock acquisition for tax purposes and hence will have different book and tax bases. As a result, effective on the date of purchase, we recognized deferred tax assets of $1.5 million related to Miva’s NOL carryforwards. Additionally, we recognized $1.2 million in deferred tax liabilities related to the identifiable intangible assets recognized in purchase accounting.

(a) For the year ended December 31, 2004, we recorded a $1.1 million impairment of Miva’s goodwill. The impairment is not reflected in the purchase price allocation. For additional information, please see Note G to the consolidated financial statements.

Comet

On March 22, 2004, we acquired all of the outstanding stock of Comet, a leading provider of connected desktop consumer software. Through Comet, we have access to the millions of consumers who have voluntarily downloaded Comet software and search functionality directly onto their personal computers. This direct connection to the end consumer should allow us to enhance our keyword-targeted, performance-based advertising service. In addition, we have leveraged Comet’s desktop software technology to offer toolbars and other downloadable applications to our FindWhat and Espotting Network partners under our partners’ own brands, increasing the value we can provide to our distribution partners.

The total purchase price of approximately $25.2 million consisted of $9.4 million in cash consideration, which includes $1.1 million of contingent earnout that has been earned by the sellers as of December 31, 2004, the issuance of 837,510 shares of common stock valued at $15.4 million, and direct transaction costs of approximately $0.4 million. For accounting purposes the value of the common stock was based on our stock’s average closing stock price for the date of the completion of the acquisition and the two trading days prior to the closing date. The purchase agreement provides Comet stockholders with the right to receive up to an additional $10.0 million in cash based on Comet’s operating performance in 2004 and 2005 (up to $5.0 million for each calendar year). For calendar 2004, approximately $1.1 million of the $5.0 million allocated to 2004 was earned and accrued as of December 31, 2004. The second earnout period will end on December 31, 2005, and up to $5.0 million in additional purchase price can be earned based on Comet’s operating performance in calendar 2005.

When we acquired Comet in March 2004, we assumed Comet’s obligation under an operating lease agreement for its office space in New York, NY. The lease includes fixed increases in the lease payments, and expires in February 2007. We believe that the amount of space leased exceeds our current and projected needs. As a result, the net present value of the remaining lease obligation for the excess space was recorded in purchase accounting, at an amount of approximately $1.6 million. Additionally, we believe the Comet lease obligation is at an above-market rate as of March 2004, and hence we also recorded a liability related to the portion of the space in use for $0.7 million in purchase accounting.

Back to Index

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash	$3,350
Other tangible assets acquired	2,590
Deferred tax assets	10,071
Intangibles:
Trademarks	100	Indefinite
Websites and domain names	800	Indefinite
Patents	600	10 years
Customer relationships	1,300	8 months
License and distribution agreements	30	1 year
Partner agreements	30	1 year
Developed technology	7,900	5 years
Goodwill	6,527	Indefinite
Deferred tax liabilities	(4,921)
Liabilities assumed	(3,132)

Total	$25,245

Amortization expense related to Comet’s identifiable intangibles with definite lives was $2.6 million in 2004. As of December 31, 2004, future amortization expense related to the Comet acquisition for each of the next five years is expected to be: 2005-$1.7 million, 2006-$1.6 million, 2007-$1.6 million, 2008-$1.6 million and 2009-$0.4 million.

The Comet acquisition was a stock acquisition for tax purposes and hence will have different book and tax bases. As a result, effective on the date of the purchase, we recognized deferred tax assets of $10.1 million, comprised of $10.1 million of which relates to Comet’s net operating loss (NOL) carryforwards, $0.9 million of which relates to other assets, offset by $0.9 million in valuation allowances. Additionally, we recognized $4.9 million in deferred tax liabilities primarily related to the identifiable intangible assets recognized in purchase accounting.

B&B Advertising

On June 4, 2004, we acquired certain assets of B&B Enterprises, Inc., which is referred to as BBE. The assets purchased were comprised of BBE’s proprietary client tools, distribution partner interfaces and implementation software used within its performance-based, keyword-targeted advertising business. This new FindWhat.com Network operating unit is referred to as B&B Advertising, Inc, (“B&B”). This acquisition will allow the FindWhat.com Network to target small distribution partners through the related proprietary tools and processes.

The total purchase price of approximately $8.1 million consisted of $4.0 million in cash consideration, consulting agreements with the two founders of BBE for an aggregate consideration of $0.5 million, direct transaction costs of approximately $0.1 million and an advance of $3.5 million on a contingent earnout. The total possible earnout is $10.3 million and is based on B&B’s achievement of certain performance targets in 2004 and 2005. The $3.5 million advance on this earnout was paid in the third quarter of 2004 in accordance with the purchase agreement and at the end of 2004 was fully earned. The remaining $6.8 million earnout is payable quarterly as the performance targets are met and at the end of 2004 an amount less than $0.1 million was accrued related to this contingent earnout amount.

Back to Index

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash acquired	$103
Other tangible assets acquired	558
Intangibles:
Trademarks	400	Indefinite
Domain names	220	Indefinite
Customer relationships	100	1 year
Affiliate contracts	2,700	7 years
Developed technology	2,100	5 years
Goodwill	2,096	Indefinite
Liabilities assumed	(129)

Total	$8,148

Amortization expense related to BBE’s identifiable intangibles with definite lives was $0.5 in 2004. As of December 31, 2004, future amortization expense related to the BBE acquisition for each of the next five years is expected to be: 2005-$0.8 million, 2006-$0.8 million, 2007-$0.8 million, 2008-$0.8 million and 2009-$0.6 million.

Espotting

On July 1, 2004, our subsidiary merged with Espotting, one of Europe’s leading paid listing providers, resulting in Espotting becoming our wholly-owned subsidiary. The combination of FindWhat.com and Espotting creates an international leader in performance based marketing, with operations and partnerships throughout the world. The merger also expands our core services into a geographic region where it previously had only a minor presence. Results from Espotting are included in our operations beginning on July 1, 2004.

The total purchase price of approximately $183.9 million consisted of $12.0 million in cash consideration, the issuance of 6,999,995 shares of common stock valued at $155.7 million, the issuance of options valued at $12.7 million to purchase 689,252 shares of our common stock at a weighted average exercise price of $5.10, in exchange for options and warrants held by Espotting employees and affiliates, and estimated direct transaction costs of approximately $3.4 million. The value of our common stock issued in connection with the merger was based on the average closing stock price for the date of the completion of the merger and the two trading days prior to the closing date for accounting purposes. The value of the stock options was based on the fair value of the options using the Black-Scholes method.

Back to Index

The allocation of the purchase price to the assets acquired and liabilities assumed based on the estimated fair values was as follows (in thousands):

	Fair Value	Estimated Lives of Intangible Assets

Cash	$4,977
Other tangible assets acquired	16,426
Deferred tax assets	1,817
Intangibles:
Trademarks	370	1 year
Affiliate contracts	16,500	6 years
Advertiser relationships	1,760	3 years
Developed technology	600	5 years
In-process research and development	100	Expensed
Goodwill	178,911	Indefinite
Deferred tax liabilities	(5,951)
Liabilities assumed	(31,635)

Total	$183,875

Amortization expense related to Espotting’s identifiable intangible assets with definite lives was $1.9 million in 2004. As of December 31, 2004, future amortization expense related to the Espotting acquisition for each of the next five years is expected to be: 2005-$3.9 million, 2006-$3.7 million, 2007-$3.4 million, 2008-$3.1 million and 2009-$3.0 million. Additionally, we acquired $0.1 million of in-process research and development assets in connection with the merger that were charged to amortization expense during 2004.

The Espotting merger was a stock acquisition for tax purposes and hence will have different book and tax bases. As a result, effective on the date of the merger, we recognized deferred tax assets of $1.8 million, comprised primarily of $10.3 million related to Espotting’s net operating loss (NOL) carryforwards, offset by $8.5 million in valuation allowances. Additionally, we recognized $6.0 million in deferred tax liabilities. Based on the history of losses at Espotting in certain territories, we have recorded a valuation allowance related to certain of Espotting’s deferred tax assets. In 2004, subsequent to the purchase price allocation above, we utilized certain of the NOLs, which were generated in the pre-acquisition period and reduced the related valuation allowance by a total of $1.5 million, which was recorded as a credit to goodwill in accordance with the provisions of FASB Statement No. 109 Accounting for Income Taxes.

Summary

The results of operations of Miva, Comet, B&B and Espotting have been included in our statements of operations since the completion of the acquisitions on January 1, 2004, March 22, 2004, June 4, 2004 and July 1, 2004, respectively. The following unaudited pro forma information presents a summary of the results of our operations assuming the acquisitions of Miva, Comet, B&B and Espotting occurred on January 1st of each year (in thousands, except per share amounts):

	For the year ended December 31,
	2004	2003

Net revenues	$235,852	$179,893
Net income (loss)	$20,546	$(3,900)
Net income (loss) per share – basic	$0.68	$(0.14)
Net income (loss) per share – diluted	$0.63	$(0.13)

The pro forma results for the year ended December 31, 2003 include a $1.8 million charge ($0.05 per diluted share, after tax) related to unused office space under Comet’s current operating lease.

Back to Index

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment, net at December 31, consisted of the following (in thousands):

	December 31,
	2004	2003

Technical equipment	$11,513	$6,439
Furniture	2,016	1,325
Leased assets	-	73
Leasehold improvements	114	65
Capitalized software	8,901	209

	22,544	8,111
Less accumulated depreciation and amortization	(5,789)	(3,416)

	$16,755	$4,695

The increase in technical equipment is primarily computer and network hardware acquired through our acquisitions, or purchased in 2004 primarily to service our keyword targeted marketing customers. In capitalized software, the increase is primarily the license of algorithmic search software in 2004. Depreciation expense was $3.4 million, $1.8 million and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE E – ACCRUED EXPENSES

Accrued expenses at December 31, consisted of the following (in thousands):

	December 31,
	2004	2003

Revenue-sharing agreements	$4,995	$3,494
Accrued compensation	3,546	2,310
Professional fees	1,843	183
Earnout and acquisition related	1,820	-
Value added tax payable	1,298	-
Other taxes payable	1,068	-
Other	1,596	-

	$16,166	$5,987

The increase in accrued expenses in 2004 is primarily the result of the inclusion of liabilities from businesses acquired in 2004.

Back to Index

NOTE F – INTANGIBLE ASSETS

The balance in intangible assets at the end of the year consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$20,510	$(1,774)	$18,736	6
Developed technology	12,069	(1,820)	10,249	5
Customer relationships	4,392	(1,745)	2,647	5
Other definite-lived intangibles	1,105	(250)	855	7
Indefinite-lived intellectual property	1,816	-	1,816	Indefinite
Goodwill	201,183	-	201,183	Indefinite

	$241,075	$(5,589)	$235,486

All of the intangible assets were acquired in 2004 related to the acquisition or merger of Miva, Comet, BBE and Espotting. The weighted average useful economic life for all definite-lived intangibles is approximately six years. No significant residual value is estimated for the intangible assets.

At December 31, 2004 we have $203.0 million of intangible assets that are not subject to amortization. Additionally, our goodwill is not deductible for income tax purposes.

As of December 31, 2004, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2005	$6,755
2006	6,503
2007	6,190
2008	5,877
2009	4,058
Thereafter	3,104

$32,487

Note G – IMPAIRMENT

During 2004, Miva’s operating performance and resulting cash flow from operations did not meet expectations. Based on these trends, Miva’s earnings forecast was revised in the fourth quarter of 2004. We undertook our normal annual assessment of goodwill and indefinite-lived intangible assets under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets during the fourth quarter of 2004, and determined that an impairment existed. Accordingly, we completed the step two analysis as prescribed by FASB Statement No. 142, resulting in a goodwill impairment of $1.1 million that was recorded in the fourth quarter of 2004. The fair value of the reporting unit under step one and individuals assets under step two were determined by an independent third-party using a weighted income and market approach. The remaining balance in goodwill is detailed in Footnote F. We will continue to assess the impairment of goodwill in accordance with FASB Statement No. 142 in future periods.

As of December 31, 2004, there was a remaining goodwill balance of $3.3 million related to Miva. It is reasonably possible that future operating results for Miva or other acquired companies could fall short of current projections. As a result, the carrying amount of goodwill and other intangible assets may be reduced materially in the near term.

NOTE H – JOINT VENTURE

ThomasB2B.com

On April 1, 2004, we entered into a joint venture with Thomas Global Register, LLC (“Thomas”), a leading publisher of global business-to-business Internet directories, and a division of Thomas Publishing Company LLC. Under the terms of the agreement, we and Thomas established ThomasB2B.com LLC, which powers a marketplace listings service using our Private Label service. We made an initial capital contribution of $0.4 million on April 1, 2004 for our 50% membership interest and made an additional contribution of $0.4 million in the fourth quarter of 2004. We anticipate making additional capital contributions of up to $0.5 million. The terms of the joint venture agreement provide that our losses will be limited to the extent of our capital contribution. The investment in ThomasB2B.com is being accounted for using the equity method. As of December 31, 2004, the carrying value of the investment was approximately $0.4 million and is recorded in Other Assets. Our portion of net losses of the joint venture was $0.4 million in 2004 and is included in general and administrative expenses.

Back to Index

NOTE I – PER SHARE DATA

For the year ended December 31, 2004, there were options and warrants outstanding to purchase 0.6 million shares of our common stock at a price range of $18.91-$26.81 that were excluded from the dilutive earning per share calculation because they were anti-dilutive. The excluded anti-dilutive amounts for the years ended December 31, 2003 and 2002 were options and warrants outstanding to purchase 34,000 shares at a price range of $15.33–$27.72 and options and warrants outstanding to purchase 1.3 million shares at a price range of $4.65–$12.00, respectively.

The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Weighted-average number of common
shares outstanding-basic	26,318	19,867	17,021

Dilution from stock options and
warrants	2,200	2,209	2,109

Weighted-average number of common
shares and potential common shares
outstanding – diluted	28,518	22,076	19,130

NOTE J – LITIGATION

Overture Litigation

One of our competitors, Overture Services, Inc. (now owned by Yahoo! and part of Yahoo! Search Marketing Solutions), purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is titled “System and method for influencing a position on a search result list generated by a computer network search engine.”

We have been engaged in litigation with Overture with respect to the `361 patent since January 2002. The litigation is pending in the District Court for the Central District of California (Overture Services, Inc. v. FindWhat.com, Inc., 03-685 (CJC)(EX))(“the California Action”). In the litigation, Overture is asserting that we willfully infringe on claims of the `361 patent and Overture Services is seeking a permanent injunction against any act by us deemed by the Court to infringe Overture’s `361 Patent, an award of unspecified monetary damages, and attorney’s fees, costs and expenses. We are seeking a declaration that the `361 Patent is invalid and unenforceable and not infringed. Trial in the California Action is currently scheduled for April 2005.

Back to Index

In addition, on January 23, 2004, we were named as a third-party defendant by Overture Services in an action between Lycos, Inc. and Overture Services, Inc., in District Court for the District of Massachusetts (CV 03-12012 RWZ). In its third-party complaint, Overture Services alleges that we infringe the `361 patent. In the Lycos litigation, Overture Services is seeking substantially the same relief as is sought in the California Action. In our Answer, we have denied infringement and have counterclaimed for invalidity and unenforceability of the `361 patent. The claims and counterclaims concerning the `361 patent have been stayed in this case pending the outcome of the California Action.

In the opinion of management, based on its reliance on the opinion of our outside legal counsel that we do not infringe upon any valid and enforceable claims of the patents held by Overture Services, the ultimate outcome of this proceeding is not expected to have a material adverse effect on our financial position or the results of our operations.

We are also aware that Overture Services has pending patent applications in Europe. If these patents were to issue, Overture Services could attempt to assert the patents against our European operations, including those conducted by Espotting.

If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the `361 patent held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise its business model economically, efficiently or at all. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amount of losses had been accrued as of December 31, 2004.

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. Three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transactions with us. We believe that both the underlying and indemnity claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amount of losses had been accrued as of December 31, 2004.

Pagniello Litigation

On January 24, 2005, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division, against us and others in our sector by Robert R. Pagniello, on behalf of himself and all others who are similarly situated. The complaint alleges that the Defendants have, without authorization or in excess of authorization given, installed adware and other software on Plaintiff’s and other Internet users’ computers and thereby caused damage to those computers. The complaint seeks injunctive relief, unspecified damages and punitive damages for alleged violations of the Electronic Communications Privacy Act, common law trespass to personal property, invasion of privacy, and violation of an unidentified state consumer protection and deceptive business practice statutes. We believe that the claims are without merit, and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors. No amount of loss had been accrued as of December 31, 2004.

Back to Index

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings known to us at this time are not expected to have a material adverse effect on our financial position or the results of our operations. As such, no accruals for losses have been made related to such legal proceedings. We expense all legal fees for litigation as incurred.

NOTE K –DEBT

Revolving Loan

As of February 19, 2004, we entered into a $10.0 million revolving loan facility, which expires on June 30, 2005, with a commercial lending institution. Outstanding borrowings under the loan will bear interest at LIBOR plus 275 basis points per annum and are secured by substantially all of our assets. The initial commitment fee was $25,000 and there are no other continuing fees.

The loan agreement includes various financial covenants which require us to maintain liquidity, to comply with certain financial ratios and limit our ability to incur additional debt or pay dividends.

As of December 31, 2004, we had made no borrowings under this loan facility.

Seller Notes Payable

Prior to our acquisition of Comet, Comet purchased the domain names associated with Screensavers.com, Inc., which requires monthly installments of $12,500 until April 2006 pursuant to a non-interest bearing note. The obligation is collateralized by the underlying domain names. In purchase accounting this obligation was discounted to its present value using an implied rate of 4.5%.

Software License Agreement

On December 29, 2004, we entered into a Perpetual License Agreement with Fast Search & Transfer, entitling us to an enterprise license for FAST’s Data SearchTM 360 data search and analysis software. We agreed to pay a license fee of $7.0 million for the software, $0.7 million of which was paid upon signing the agreement in December 2004. A payment of $3.5 million is due in March 2005, with additional payments of approximately $0.4 million to be made quarterly through December 2007. The perpetual license is included in capitalized software in the amount of $6.7 million at December 31, 2004. The obligation is collateralized by the underlying perpetual license was discounted to its present value using an implied rate of 5.14%.

The following table summarizes our long-term debt (in thousands):
	December 31,
	2004	2003

Obligation to Screensavers.com, principal and
interest payable monthly – net of discount of $6	$194	$-
Obligation to formers shareholders of Miva	341	-
Obligation to FAST Software-net of discount
of $321	5,979	-

Total long-term debt	6,514	-

Less current portion – net of discount of $50	(3,941)	-

Long-term debt	$2,573	$-

Back to Index

The following table summarizes future payments to FAST Search & Transfer, Screensavers.com and Miva’s former shareholders as of December 31, 2004 (in thousands):

2005	$3,991
2006	1,450
2007	1,400

$6,841

NOTE L – COMMITMENTS AND CONTINGENCIES

Our largest ongoing contractual cash payments are to our distribution partners. These payments are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through December 2009.

We have contractual obligations regarding future minimum payments under non-cancelable operating leases and guaranteed distributor payments, which consisted of the following at December 31, 2004 (in thousands):

	Operating Leases	Guaranteed Distribution Partner Payments

2005	$2,796	$1,389
2006	2,437	909
2007	1,157	109
2008	913	-
2009	801	-
Thereafter	2,394	-

	$10,498	$2,407

For the years ended December 31, 2004, 2003 and 2002 we recorded $1.8 million, $0.9 million and $0.3 million, respectively, as rent expense under leasing arrangements.

Back to Index

NOTE M – GEOGRAPHICAL INFORMATION

Summarized information by geographical locations is as follows (in thousands):

	For the Year Ended December 31,

	2004	2003

Revenues by location:
United States	$112,172	$72,221
U.K.	38,924	-
Other international	18,374	-

Total revenue	$169,470	$72,221

	As of	As of
	December 31,	December 31,
	2004	2003

Assets by location:
United States	$100,782	$74,658
U.K.	226,328	-
Other international	14,094	-

Total assets	$341,204	$74,658

Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to one of several European entities, including France, Germany, Spain, Italy, Sweden, Denmark and Norway that are a part of Espotting.

NOTE N – RELATED PARTY TRANSACTIONS

We utilize Porter, Wright, Morris & Arthur LLP to provide various legal services. For the years ending December 31, 2003 and 2002, we incurred legal fees from Porter, Wright, Morris & Arthur LLP, or Porter Wright, for services rendered of approximately $1.4 million and $0.4 million, respectively. John Pisaris, who joined FindWhat.com, Inc. in January 2004 and is currently serving as General Counsel, is the brother of the Chairman and Chief Executive Officer of FindWhat.com, Inc., Craig Pisaris-Henderson. John Pisaris was a partner at Porter Wright during 2003 and 2002. We continued to do business with Porter Wright in 2004, but we no longer consider them to be a related party. In September 2003, we transitioned our primary corporate counsel from Porter Wright to another firm.

Through February 2003, some of our sales and general and administrative activities were conducted out of the Manhattan offices of WPI Advertising, a business owned and operated by Robert D. Brahms, our former vice chairman and a former director. From our inception through February 2003, we paid WPI for office space and support services. These expenses for the years ended December 31, 2003 and 2002 were approximately $16,000 and $106,000, respectively. We did not do business with WPI Advertising in 2004.

We believe that prior transactions with our officers, directors, and principal stockholders were on terms that were no less favorable than it could have obtained from unaffiliated third parties.

Back to Index

NOTE O – INCOME TAXES

The provision for income taxes consists of the following (in thousands):
	For the Year Ended December 31,
	2004	2003	2002

Current:
United States federal	$6,167	$5,301	$717
State	922	915	124
Foreign	1,657	-	-

	8,746	6,216	841

Deferred:
United States federal and state	1,138	890	(470)
Foreign	806	-	-

	1,944	890	(470)

	$10,690	$7,106	$371

The components of income before income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002

United States	$21,877	$18,864	$11,107
Foreign	5,841	-	-

	$27,718	$18,864	$11,107

A reconciliation of the difference between the expected provision for income taxes using the statutory United States Federal tax rate and our actual provision is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002

Tax using statutory United States federal
tax rate	$9,701	$6,602	$3,776
Effect of state income taxes	922	687	355
Write-down of non-deductible costs in excess
of net assets of acquired companies	433	-	-
Foreign tax rate differential	(293)	-	-
Foreign operating losses not benefited	712	-	-
Transaction costs	(570)	-	-
Deferred tax asset valuation allowance	(94)	(183)	(3,822)
Other	(121)	-	62

	$10,690	$7,106	$371

Payment of our current tax provision will be reduced by $4.0 million for our domestic operations and $0.9 million for our foreign operations for the year ended December 31, 2004, were reduced by $2.4 million for our domestic operations for the year ended December 31, 2003 and were reduced by $0.3 million for our domestic operations for the year ended December 31, 2002, representing the impact of compensation expense deductions associated with certain non-qualified stock option exercises during those years. These amounts were credited to additional-paid-in-capital with the exception of the $0.9 million reduction to the foreign tax provision in 2004, which was credited to goodwill as it relates to options exchanged at the time of our merger with Espotting.

Back to Index

In addition, payment of the 2004 current tax provisions will be reduced by $0.6 million for our foreign operations representing the utilization of NOLs acquired in our merger with Espotting. These amounts were credited to goodwill.

Deferred taxes arise due to temporary differences in reporting of certain income and expense items for book purposes and income tax purposes. Detail of the significant components of deferred tax assets and liabilities in the accompanying consolidated balance sheet before netting within tax jurisdictions are as follows (in thousands):

	December 31,
	2004	2003

Deferred tax assets short-term
Accounts receivable allowances	$521	$-
Accruals	359	92
Net operating losses	1,630	-
Other	-	88

Total	2,510	180

Deferred tax assets long-term
Intangibles	95	-
Accruals	400	-
Net operating losses	18,198	-
Valuation allowance	(10,487)	-

Total	8,206	-

Deferred tax liabilities
Capitalized software	(697)	-
Fixed assets	(1,280)	(600)
Intangibles	(9,866)	-
Other	(254)	-

Total	(12,097)	(600)

Net deferred tax liabilities	$(1,381)	$(420)

Back to Index

At December 31, 2004, we are limited to annual net operating loss (NOL) utilization in the United States of $4.0 million, and have foreign NOL carryforwards, which are comprised of (in thousands):

	United
Expire	States	Foreign

2006	$-	$606
2007	-	4,387
2008	-	3,001

2016	28	-
2017	-	2,080
2018	5	987
2019	4,634	826
2020	12,897	-
2021	8,377	-
2022	679	-
2023	205	-
2024	1,598	-
Indefinite	-	16,529

Total	$28,423	$28,416

As of December 31, 2004, the NOLs related to foreign jurisdictions are fully offset by a valuation allowance. Tax benefits related to the subsequent utilization of the valuation allowances currently recorded will be allocated to reduce goodwill.

We record liabilities in current income taxes for probable assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what we believe will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, ruling by tax authorities, or the expiration of the statute of limitations.

NOTE P – STOCK INCENTIVE PLANS

In June 1999, our Board of Directors adopted the 1999 Stock Incentive Plan. The total number of shares reserved and available for distribution to our key employees, officers, directors, consultants and other agents and advisors under the 1999 Plan as of December 31, 1999 was 1.0 million shares. Awards under the 1999 Plan consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards and stock appreciation rights. In January 2000, the Board of Directors amended the 1999 Plan to increase the total number of shares reserved and available for distribution to key employees, officers, directors, consultants and other agents to 2.0 million shares, which was approved by the shareholders in July 2000.

On June 11, 2001, our shareholders approved an amendment increasing the number of shares available for issuance under the 1999 Plan from 2.0 million to 4.2 million shares and increasing the number of shares an individual employee can receive from 0.6 million to 1.0 million.

On December 15, 2003, our shareholders approved an amendment increasing the number of shares available for issuance under the 1999 Plan from 4.2 million to 6.2 million. During 2004, our shareholders approved the 2004 Stock Incentive Plan and the EMI Replacement Option Plan, with 3.0 million shares initially available for issuance. As of December 31, 2004, 2.8 million shares remained available for future grants under these plans.

Back to Index

In 2004 we modified the vesting terms of certain options to purchase shares of common stock to vest upon change of control. Should a change of control occur in the future we would recognize a non-cash stock compensation charge of up to $0.6 million.

We continue to believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. During the years ended December 31, 2004, 2003 and 2002, we granted options to employees and directors to purchase shares totaling approximately 2.2 million, 0.7 million and 0.9 million, respectively, and granted no options to non-employees (other than directors). The options issued in 2004 included options to purchase approximately 0.7 million shares issued to employees and others associated with Espotting in exchange for options or warrants they held in Espotting. The options issued to employees in 2004, 2003 and 2002 vest in a range of immediate vesting up to four years vesting and expire in ten years.

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2004	2003	2002

Volatility	56.7%	63.1%	85.2%
Risk-free rate	3.9%	4.0%	4.2%
Expected life	8.0 Years	10.0 Years	8.8 Years
Expected dividends	-	-	-

The weighted-average fair value of plan options granted during the years ended December 31, 2004, 2003 and 2002 was $14.12, $11.31 and $3.11, respectively, and the weighted-average exercise price was $15.15, $13.61 and $3.96, respectively.

The following table summarizes information as of December 31, 2004 concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts and years):

		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.00 – $3.00	1,397	6.2	$1.41	1,281	$1.37
$3.01 – $6.00	1,193	7.4	4.31	871	4.50
$6.01 – $14.00	536	8.3	11.30	166	11.01
$14.00 – $27.72	1,667	9.3	19.57	144	18.63

	4,793	7.8	$9.56	2,462	$4.14

Back to Index

Stock option activity under the plans during the years ended December 31, 2004, 2003 and 2002 is summarized below (in thousands, except per share amounts):

		Average
		Exercise
	Options	Price

Balance, December 31, 2001	2,822	$2.11
Granted	861	3.96
Exercised	(154)	1.79
Canceled	(85)	3.22

Balance, December 31, 2002	3,444	2.55
Granted	726	13.61
Exercised	(313)	2.95
Canceled	(50)	6.43

Balance, December 31, 2003	3,807	4.57
Granted	2,227	15.15
Exercised	(1,115)	3.21
Canceled	(126)	14.27

Balance, December 31, 2004	4,793	$9.56

As of December 31, 2004, 2003 and 2002, we had warrants outstanding to purchase approximately 0.3 million, 0.3 million and 2.3 million shares of our common stock, respectively, at a weighted average exercise price of $3.40, $3.36 and $3.59, respectively. The warrant activity during the years ended December 31, 2004, 2003 and 2002 is summarized below (in thousands, except for per share amounts):

		Average
		Exercise
	Warrants	Price

Balance, December 31, 2001	2,629	$3.31
Granted	-	-
Exercised	(371)	1.60
Canceled	-	-

Balance, December 31, 2002	2,258	3.59
Granted	-	-
Exercised	(1,938)	3.64
Canceled	(25)	2.50

Balance, December 31, 2003	295	3.36
Granted	-	-
Exercised	(12)	2.50
Canceled	-	-

Balance, December 31, 2004	283	$3.40

Back to Index

The following table summarizes information concerning currently outstanding and exercisable warrants as of December 31, 2004 (in thousands, except per share amounts and years):

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (years)	Price	Exercisable	Price

$1.00 – $3.00	153	1.0	$1.61	153	$1.61
$3.01 – $6.00	130	0.1	5.50	130	5.50

	283	0.6	$3.40	283	$3.40

NOTE Q – QUARTERLY FINANCIAL SUMMARY (unaudited)

	Three Months Ended

2004	March 31	June 30	September 30	December 31 (a)

	(In thousands, except per share data)

Statements of operations
Revenues	$24,686	$27,765	$58,293	$58,726
Net income	3,802	3,637	4,841	4,748
Net income per share
Basic	$0.17	$0.16	$0.16	$0.16
Diluted	0.16	0.15	0.15	0.15

2003	March 31	June 30	September 30	December 31

Statements of operations
Revenues	$15,849	$17,511	$17,841	$21,019
Net income	2,695	2,707	2,815	3,541
Net income per share
Basic	$0.15	$0.14	$0.14	$0.17
Diluted	0.13	0.12	0.12	0.15

(a) Includes impairment charge related to goodwill at Miva.

The aggregate of quarterly amounts may not equal annual amounts due to rounding.

NOTE R – EMPLOYEE BENEFIT PLANS

We provide retirement benefits to our employees through the FindWhat.com 401(k) Plan, pursuant to which employees may elect a number of investment options. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. The Plan permits substantially all United States employees to contribute up to 92% of their base compensation (as defined) to the Plan, limited to a maximum amount as set by the Internal Revenue Service. We may, at the discretion of the Board of Directors, make a matching contribution to the Plan. Costs charged to operations for matching contributions were less than $0.1 million in 2004.

Back to Index

NOTE S – SUBSEQUENT EVENTS

Among the new contractual arrangements to lease space we have entered into is an Agreement to Lease that we executed in the first quarter of 2005. The Agreement to Lease is with respect to 17,589 square feet of office space, which will serve as a replacement to our current London facilities. The Agreement to Lease provides that, subject to the fulfillment of certain conditions, including the receipt of local governmental approvals, the satisfaction of build-out requirements and other customary conditions in the United Kingdom, we will execute the actual Lease for that facility. We currently estimate that the Lease will be executed and we will take possession of the new London space in April 2005. The Lease for the new London facilities anticipates a minimum lease term through April 2011. Future minimum payments related to this lease are as follows (in thousands):

2005	$-
2006	717
2007	845
2008	845
2009	845
Thereafter	1,013

$4,265

Back to Index

FindWhat.com, Inc.
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at the Beginning of Period	Charges to Earning	Charges to Other Accounts		Acquisitions		Deductions		Balance at End of Period

Allowance for doubtful accounts:

Year Ended December 31, 2004	$223	$658	$235	(1)	$2,194	(2)	$(215)	(3)	$3,095

Year Ended December 31, 2003	$95	$262	$-		$-		$(134)	(3)	$223

Year Ended December 31, 2002	$22	$126	$-		$-		$(53)	(3)	$95

Income tax valuation allowance:

Year Ended December 31, 2004	$-	$(94)	$1,199	(1)	$9,382	(2)	$-		$10,487

Year Ended December 31, 2003	$183	$(183)	$-		$-		$-		$-

Year Ended December 31, 2002	$4,005	$(3,822)	$-		$-		$-		$183

(1)	Change due to foreign currency translation, which is included in other comprehensive income
(2)	Includes amount from merger with Espotting completed in 2004
(3)	Write-off fully reserved accounts receivable