Form 10-K/A
period 2004-12-31
FINDWHAT COM INC
filed 2005-05-02
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2004

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____

Commission File Number: 0-30428

FINDWHAT.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

5220 Summerlin Commons Blvd
Fort Myers, Florida 33907	(239) 561-7229
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	No

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $485.6 million on April 30, 2004.

There were 30,697,423 shares of the Registrant’s Common Stock outstanding on April 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant filed a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K/A.

EXPLANATORY NOTE TO FORM 10-K/A

This Amendment No. 1 to the Annual Report on Form 10-K/A of FindWhat.com, Inc. for the fiscal year ended December 31, 2005 is filed to amend the Form 10-K as follows:

•	On the cover, the number of outstanding shares as of a recent date has been changed to reflect the number of shares of our common stock outstanding as of April 30, 2005;

•	we have updated certain sections of the Form 10-K/A, including Item 1. Business – Intellectual Property and Item 3. Legal Proceedings to reflect some or all of the following updates regarding litigation:

• that the Overture trial commenced on April 19, 2005;

• that we have settled the Pagniello litigation; and

• that we have been named as a defendant in the Lane’s Gift and Collectibles litigation.

•	the risk factor entitled “Click-through fraud, whether we detect it or not, could cause our revenues and our business to suffer” has been updated;

•	the risk factor entitled “We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results” has been updated;

•	the risk factor entitled “When we account for employee stock options using the fair value method, it will significantly reduce our net income” has been updated to reflect that the Securities and Exchange Commission has extended until January 1, 2006 the date for compliance with Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (Statement No. 123R), which will require us to recognize as an expense the fair value of stock options and other stock-based compensation to employees;

•	we have updated Item 2. Properties to reflect the signing of the Lease for our new London facilities and the fact that we have taken possession of the new London facilities;

•	Item 9A is amended to include Management’s Annual Report on Internal Control Over Financial Reporting, including management’s assessment of the effectiveness of our internal control over financial reporting;

•	we have included the information required by Items 10, 11, 12, 13, and 14 which we previously indicated would be incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Stockholders;

•	we have updated Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K to incorporate by reference those exhibits previously filed on our Form 10-K filed on March 16, 2005 with the Securities and Exchange Commission;

•	the signature page of the Form 10-K/A has been amended to change the dates and to remove Jerry Della Femina’s name to reflect his resignation from the Board of Directors in April 2005, and the signature page has been re-executed by the persons not denoted by an asterisk on the page;

•	the Attestation Report on Internal Controls of Ernst & Young LLP, our independent registered public accounting firm has been included at page F-3.

•	we have filed updated consents of Grant Thornton LLP and Ernst & Young LLP, as Exhibits 23.1 and 23.2, respectively; and

•	we have amended the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 to include references to our internal control over financial reporting, and have filed the re-executed certifications and the certifications required by Section 906 of the Sarbanes-Oxley Act.

This Amendment No. 1 on Form 10-K/A is filed pursuant to Securities and Exchange Commission Release No. 34-50754, which provides up to 45 additional days beyond the date of the original Form 10-K filing for the filing of Management’s Annual Report on Internal Control Over Financial Reporting and the related Attestation Report of our Independent Registered Public Accounting Firm.

Back to Contents

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

To accomplish this full circle e-commerce offering, we provide five related, proprietary services under two business units:

•	Performance-based Marketing

	•	FindWhat.com Network™ The FindWhat.com Network is a performance-based, keyword-targeted advertising service that distributes advertisements throughout the Internet each day, primarily in North America;

	•	Espotting Network. As with the FindWhat.com Network, the Espotting Network distributes advertisements throughout the Internet each day primarily in Europe. Espotting’s operations are primarily in the U.K., France, Germany, Italy, Spain and Scandinavia;

	•	Private Label. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using all or a portion of our turn-key operation;

	•	Primary Traffic. We offer services such as toolbars, screensavers and other unique and effective interactive products and services that allow us to establish a direct relationship with Internet users. These services create a direct source of traffic for our advertisers and enable us to maximize paid listings opportunities on the Internet on behalf of our network traffic partners.

Back to Contents

•	Merchant Services Division. We offer commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet through our subsidiary, Miva Corporation. Our Merchant Services division includes Miva Merchant, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Efficiency, accountability and evaluation. We bring efficiency and accountability to the purchase of Internet advertising and address the most common objection marketers have when considering any advertising expenditure – knowing precisely what they are getting for their money. Our FindWhat.com Network advertisers also have access to a free post-click analytical tool that can tell them how well their keyword campaign is doing, including information on return on investment by keyword. This furthers the accountability of advertising on the FindWhat.com Networks and allows advertisers to optimize their campaigns based on conversion data made available to them.

Back to Contents

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Utilizing an enterprise license for FAST’s Data Search™ 360 data search and analysis software, we currently intend to enhance our business in several core areas, including the following specific projects currently under review or now underway:

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

Expand Into New Markets And Grow Commerce Enabling Services For Online and Offline Businesses To Help Them Throughout The Customer Lifecycle: Reaching, Converting and Retaining Customers—Specifically Targeted To SMEs

The e-commerce lifecycle follows the traditional business model of identifying, monetizing and retaining customers. We have been helping online businesses drive high quality traffic to their websites since 1998, and now through our Pay Per Call product, we are helping offline advertisers capitalize on Internet marketing by delivering qualified introductions to their establishments. We are able to help online businesses, specifically SMEs, create e-commerce websites that convert potential customers into paying customers. Similarly, we are able to help offline advertisers with promoting their products and services to a new audience, by providing the tools necessary to establish a multi-faceted online presence, through our Pay Per Call offering, or both. We have extended our product line to include appropriate complementary products and services that will enable merchants to further optimize their e-commerce revenues, especially SMEs who are looking for a cost effective, independent, comprehensive e-commerce services provider.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

One of our principal competitors offering performance based marketing services, Overture Services, Inc. (now owned by Yahoo! and a part of Yahoo! Search Marketing Solutions), purports to be the owner of U.S. Patent No. 6,269,361, which was issued on July 31, 2001 and is entitled “System and method for influencing a position on a search result list generated by a computer network search engine.” We have been engaged in litigation with Overture with respect to the `361 patent since January 2002. The litigation is pending in the District Court for the Central District of California (Overture Services, Inc. v. FindWhat.com, Inc., 03-685 (CJC)(EX))(the “California Action”). In the California Action, Overture is asserting that we willfully infringe on claims of the `361 patent and Overture Services is seeking a permanent injunction against any act by us deemed by the Court to infringe Overture’s `361 Patent, an award of unspecified monetary damages, and attorney’s fees, costs and expenses. We believe that we do not infringe any valid and enforceable claim of the patents and we are seeking a declaration that the `361 Patent is invalid and unenforceable and not infringed. Trial in the California Action began on April 19, 2005 and is currently ongoing. In addition, on January 23, 2004, we were named as a third-party defendant by Overture in an action between Lycos, Inc. and Overture Services, Inc. The third party complaint alleges infringement by us of Overture’s purported patent. Overture Services has also previously announced that it acquired an issued patent that may apply to our current bid-for-position pay-per-click business model.

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

Back to Contents

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

Back to Contents

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

Back to Contents

We have been engaged in litigation with Overture Services with respect to the `361 patent since January 2002. The litigation is pending in the District Court for the Central District of California in Los Angeles (Overture Services, Inc. v. FindWhat.com, Inc., 03-685 (CJC)(EX))(the “California Action”). In the California Action, Overture is asserting that the Company willfully infringes on claims of the `361 patent and Overture Services is seeking a permanent injunction against any act by us deemed by the court to infringe Overture Services’ `361 patent, an award of unspecified monetary damages, and attorney’s fees, costs, and expenses. We are seeking a declaration that the `361 patent is invalid and unenforceable and not infringed by us. Trial in the California Action began on April 19, 2005 and is currently ongoing.

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

Additionally, we, along with others in our industry, were named in a putative class action lawsuit by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. Allegations of this nature, generally relating to click-through fraud, whether accurate or not, may have the effect of causing advertisers to lose confidence in the services we provide and to cease advertising with us. Any material reduction in our advertisers’ participation in the FindWhat.com or Espotting Networks on an aggregate basis could have a material adverse effect on our results of operations. Additionally, this litigation and similar cases in the future could be costly, time-consuming and could result in the diversion of our management’s time and attention, any of which could have a material adverse effect on our business, financial condition or results of operations.

The business of our FindWhat.com and Espotting Networks is dependent upon our ability to deliver qualified leads to our advertisers.

Advertisers utilize our FindWhat.com and Espotting Networks to deliver Internet traffic to their websites. We believe advertisers will only use our services if we deliver high quality Internet traffic that meets their needs. A typical way for an advertiser to gauge the quality of Internet traffic is a conversion ratio measuring conversions on their website against the amount of Internet traffic delivered. If we are not satisfied with the quality of Internet traffic delivered from our distribution partners we may take remedial action, including removal of the distribution partner from our networks. We may not be successful in identifying distribution partners with low quality traffic or in delivering high quality traffic to our advertisers and we have removed in the past and may continue in the future to remove all or a portion of the traffic generated by one or more distribution partners or terminate our relationships with distribution partners because the traffic generated does not meet our standards of quality or those of our advertisers, any of which could have a material adverse effect on our business, revenue and results of operations.

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

Back to Contents

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

Back to Contents

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

We have also agreed to indemnify our private label partners against any losses suffered by them as a result of the Overture Services litigation (see “—One of our FindWhat.com Network’s principal competitors may have patent rights that could prevent us from operating our services in their present form”), as well as other losses suffered by them resulting from use of intellectual property that we have provided to our private label partners. We may also be required to pay legal expenses incurred and losses suffered by our private label partners if Overture Services brings a patent infringement claim against them for using our bid-for-position, pay-per-click technology. If we are unsuccessful in our litigation with Overture Services, we may have to provide our private label partners with acceptable alternatives to our bid-for-position, pay-per-click technology, or refund monies that they have paid to us.

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

Back to Contents

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

Back to Contents

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

Back to Contents

The process and technology we use to operate our FindWhat.com Network is critical to the success of our business. In February 2000, we filed a patent application for our FindWhat.com Network with the United States Patent and Trademark Office. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights. Further, one of the FindWhat.com Network’s principal competitors has been granted a patent that may cover our business model and has acquired an issued patent that may be applicable to our business model. See “—One of our FindWhat.com Network’s principal competitors may have patent rights that could prevent us from operating our services in their present form.”

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have identified several material weaknesses in our internal control as of December 31, 2004. This matter and our efforts regarding internal controls are discussed in detail in this report under Item 9A, “Controls and Procedures.” We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. As of March 31, 2005, we had not taken measures sufficient to address and eliminate the material weaknesses as of that date and we cannot be certain that these material weaknesses or others which may arise or be identified will be eliminated by next year’s annual assessment. We also elected to exclude our wholly-owned subsidiary, Espotting, from the scope of the 2004 evaluation of our internal controls over financial reporting, as permitted by the staff of the Securities and Exchange Commission. We have not evaluated the internal control over financial reporting of Espotting as of December 31, 2004 and therefore we may have material weaknesses, significant deficiencies or deficiencies relating to Espotting that are identified in the future. Additionally, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future. Remedying the material

Back to Contents

weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. We will report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 and we may be required to disclose in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

When we account for employee stock options using the fair value method, it will significantly reduce our net income.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which will require us, beginning in January 2006, to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. We currently account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We account for stock-based compensation to non-employees using the fair value method set forth in FASB Statement No. 123, and related interpretations. If we had used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our net income would have been $2.6 million less than reported in the year ended December 31, 2003 and $8.6 million less than reported in the year ended December 31, 2004. When we adopt this new statement and expense our stock-based compensation plans using the fair value method as described in the new statement, we will have ongoing accounting charges for compensation expense significantly greater than those we would have recorded under our current method of accounting for stock options, which will reduce our reported operating, pre-tax and net income.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

We entered into a Lease on April 15, 2005, pursuant to which Espotting is leasing 17,589 square feet of office space, which serves as a replacement to our previous London facilities. We took possession of the new London space on April 15, 2005. The lease term for the London facility lease is for ten years with a termination privilege after six years, or April 2011.

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

We have been engaged in litigation with Overture with respect to the `361 patent since January 2002. The litigation is pending in the District Court for the Central District of California (Overture Services, Inc. v. FindWhat.com, Inc., 03-685 (CJC)(EX))(“the California Action”). In the California Action, Overture is asserting that we willfully infringe on claims of the `361 patent and Overture Services is seeking a permanent injunction against any act by us deemed by the Court to infringe Overture’s `361 patent, an award of unspecified monetary damages, and attorney’s fees, costs and expenses. We are seeking a declaration that the `361 patent is invalid and unenforceable and not infringed. Trial in the California Action began on April 19, 2005 and is currently ongoing.

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

Back to Contents

It is the opinion of management, based on its reliance on the opinion of our outside legal counsel that we do not infringe upon any valid and enforceable claims of the patents held by Overture Services. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the `361 patent held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. No amount of losses had been accrued as of December 31, 2004 for this matter.

We are also aware that Overture Services has pending patent applications in Europe. If these patents were to issue, Overture Services could attempt to assert the patents against our European operations, including those conducted by Espotting.

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. Three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transactions with us. We believe that both the underlying and indemnity claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amount of losses had been accrued as of December 31, 2004 for this matter.

Pagniello Litigation

On January 24, 2005, a putative class action lawsuit was filed in the U.S. District Court for the Northern District of Georgia, Atlanta Division, against us and others in our sector by Robert R. Pagniello, on behalf of himself and all others similarly situated. The complaint alleged that the Defendants have, without authorization or in excess of authorization given, installed adware and other software on Plaintiff’s and other Internet users’ computers and thereby caused damage to those computers. The complaint sought injunctive relief, unspecified damages and punitive damages for alleged violations of the Electronic Communications Privacy Act, common law trespass to personal property, invasion of privacy, and violation of an unidentified state consumer protection and deceptive business practice statutes. In order to avoid further expense, inconvenience and the risk of litigation, as well as the distraction and diversion of our personnel and resources, we settled Plaintiff’s claims on April 4, 2005 for an immaterial amount and the case was dismissed on April 8, 2005.

Lane’s Gifts and Collectibles Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines or web publishers as defendants, including ourselves, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. We were served in March 2005, and the case was removed by certain of our co-defendants under the Class Action Fairness Act to the Western District of Arkansas, Texarkana Division, on March 31, 2005. Two plaintiffs – Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. –voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We filed a Motion to Dismiss on April 20, 2005 on the grounds, among others, that we have no business or other relationship with the remaining plaintiffs and therefore cannot be liable to them under the asserted causes of action. We have not assessed the validity of the claims or the amount of potential damages beyond those facts necessary to file our Motion to Dismiss; however, we intend to defend the claims vigorously. No amount of losses had been accrued as of March 31, 2005 for this matter.

Back to Contents

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

Back to Contents

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

Securities Authorized for Issuance Under Equity Compensation Plans

The table containing the Equity Compensation Plan information is included in Item 11 of this Form 10-K/A.

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

Back to Contents

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

	For the years ended December 31,

	2004	2003	2002	2001	2000

Statements of operations
Revenues	$169,470	$72,221	$42,805	$20,412	$2,887
Net income (loss)	17,028	11,758	10,736	(347)	(8,805)
Net income (loss) per share
Basic	$0.65	$0.59	$0.63	$(0.02)	$(0.63)
Diluted	0.60	0.53	0.56	(0.02)	(0.63)

Balance sheets
Total assets	$341,204	$74,658	$27,312	$8,325	$2,102
Debt (including current portion)	6,514	—	4	15	47
Stockholders' equity	287,679	64,307	22,168	5,082	790

Back to Contents

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Business Risks” included in this Annual Report on Form 10-K/A.

Overview

We create and offer proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers.

To accomplish this full circle e-commerce offering, we provide five related, proprietary services under two business units:

•	Performance-based Marketing

	•	FindWhat.com Network™ The FindWhat.com Network is a performance-based, keyword-targeted advertising service that distributes advertisements throughout the Internet each day, primarily in North America;

	•	Espotting Network. As with the FindWhat.com Network, the Espotting Network distributes advertisements throughout the Internet each day primarily in Europe. Espotting’s operations are primarily in the U.K., France, Germany, Italy, Spain and Scandinavia;

	•	Private Label. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using all or a portion of our turn-key operation;

	•	Primary Traffic. We offer services such as toolbars, screensavers and other unique and effective interactive products and services that allow us to establish a direct relationship with Internet users. These services create a direct source of traffic for our advertisers and enable us to maximize paid listings opportunities on the Internet on behalf of our network traffic partners.

•	Merchant Services Division. We offer commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet through our subsidiary, Miva Corporation. Our Merchant Services division includes Miva Merchant, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

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

Back to Contents

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

Back to Contents

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

FindWhat.com and Espotting Networks click-through revenue, Pay Per Call revenue, private label revenue, and revenue from our primary traffic sources are recognized when earned, which is based primarily on the actual click-through or call activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or if we believe collection is probable for those customers to whom we extend credit. Revenue for network setup fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from support arrangements is accounted for as a subscription, with billings recorded as deferred revenue and recognized as revenue ratably over the contract period.

Back to Contents

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

Back to Contents

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

Additionally, we, along with others in our industry, were named in a putative class action lawsuit by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. Allegations of this nature, generally relating to click-through fraud, whether accurate or not, may have the effect of causing advertisers to lose confidence in the services we provide and to cease advertising with us. Any material reduction in our advertisers’ participation in the FindWhat.com or Espotting Networks on an aggregate basis could have a material adverse effect on our results of operations. Additionally, this litigation and similar cases in the future could be costly, time-consuming and could result in the diversion of our management’s time and attention, any of which could have a material adverse effect on our business, financial condition or results of operations.

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

Back to Contents

We expect additional increases in general and administrative expenses in the future as we continue to expand our staff and incur costs related to the growth of our business, as we litigate our patent-related lawsuits with Overture Services as well as other lawsuits in which we are a party and as we evaluate and pursue new strategic opportunities. We now believe that legal expenses related to pending litigation could cost between $1.5 million and $2.0 million per quarter until the cases are resolved, with most of the expense related to the Overture Services litigation. The Overture Services trial began on April 19, 2005 and is currently ongoing. In 2004 we modified the vesting terms of certain options to purchase shares of common stock to vest upon change of control. Should a change of control occur in the future we would recognize a non-cash stock compensation charge of up to $0.6 million.

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

Impairment of Goodwill - During 2004, operating performance and resulting cash flow from operations did not meet expectations in our Merchant Services division. Based on these trends, the earnings forecast for the division was revised. We undertook our normal annual assessment of goodwill and indefinite-lived intangible assets under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2004, and determined that an impairment existed. Step two analysis was completed as prescribed by FASB Statement No. 142, resulting in our recognition of an impairment loss on goodwill of $1.1 million. This amount has been included in operating expenses in 2004. For additional information on the impairment, please see Footnote G of the consolidated financial statements. We will continue to assess the impairment of goodwill in accordance with FASB Statement No. 142 in future periods.

Amortization - Amortization expense in 2004 was $5.7 million, and relates primarily to the amortization of intangible assets associated with the acquisitions of Miva, Comet, B&B and Espotting on January 1, 2004, March 22, 2004, June 4, 2004 and July 1, 2004, respectively. We expect to continue purchasing assets or businesses, which may result in the addition of intangible assets and additional amortization expense.

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

Back to Contents

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

Back to Contents

Operating Expenses

Search Serving - Search serving expense increased to approximately $2.8 million in 2003, compared to approximately $1.9 million in the previous year. The increase from 2002 to 2003 was primarily due to increases in depreciation of equipment and Internet connectivity fees. Search serving expenses increase as our traffic and number of managed active advertiser accounts increase.

Marketing, Sales and Service - Our marketing, sales and service expense was approximately $41.0 million in 2003, compared to $23.6 million in the previous year.

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

General and Administrative - General and administrative expenses increased to approximately $8.6 million in 2003, compared to approximately $5.8 million in 2002.

The increase in general and administrative expenses from 2002 to 2003 was primarily due to increases in professional fees, credit card fees, rent expense, depreciation on furniture and equipment, and expenses relating to being a public company.

Product Development - Product development expense was approximately $1.5 million in 2003, as compared to approximately $0.6 million in 2002. The increase was primarily due to increases in personnel expenses.

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

Back to Contents

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

Back to Contents

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

Back to Contents

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

We currently anticipate that our cash, cash equivalents and short-term liquid investments as of December 31, 2004, together with cash flows from operations and the availability on our revolving loan, will be sufficient to meet our anticipated liquidity needs for working capital, contingent earnout payments and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. On May 6, 2004, we filed a registration statement on Form S-3 with respect to the possible future issuance of up to 6 million shares of our authorized but unissued common stock from time to time. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend upon numerous factors including the pace of expansion of our operations, competitive pressures and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to increase our revolving loan. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Business Risks” included in this Annual Report on Form 10-K/A.

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

Back to Contents

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, payments of principal and interest related to long-term debt, notes payable, guaranteed distributor payments, earnout payments and payments on a software license which consisted of the following at December 31, 2004 (in thousands):

				Guaranteed
				Distribution		Software
	Operating	Long-term	Note	Partner		License
	Leases	Debt	Payable	Payments	Earnout	Agreement	Total

2005	$2,796	$150	$341	$1,389	$1,153	$3,500	$9,329
2006	2,437	50	—	909	—	1,400	4,796
2007	1,157	—	—	109	—	1,400	2,666
2008	913	—	—	—	—	—	913
2009	801	—	—	—	—	—	801
Thereafter	2,394	—	—	—	—	—	2,394

	$10,498	$200	$341	$2,407	$1,153	$6,300	$20,899

We entered into a Lease on April 15, 2005, pursuant to which Espotting is leasing 17,589 square feet of office space, which serves as a replacement to our previous London facilities. We took possession of the new London space on April 15, 2005. The lease term for the London facility lease is for ten years with a termination privilege after six years, or April 2011. Future minimum payments related to this lease are as follows:

2005	$—
2006	717
2007	845
2008	845
2009	845
Thereafter	1,013

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

Historically, our actual losses have been consistent with these allowances. However, future changes in trends could result on a material impact to future consolidated statement of income and cash flows. Based on our results for the year ended December 31, 2004, a 25 point basis deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $0.4 million. The following demonstrates, for illustrative purposes only, the potential effect such a change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except share data):

	-25 Basis		+25 Basis
	Points	2004	Points

Bad debt expense	$234	$658	$1,082
Income from operations	27,327	26,903	26,479
Net income	17,452	17,028	16,604
Diluted earnings per share	$0.61	$0.60	$0.58

Back to Contents

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

Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2004, a one–percentage change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $0.3 million. The following demonstrates, for illustrative purposes only, the potential effect such a change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except share data):

	-100 Basis		+100 Basis
	Points	2004	Points

Provision for taxes	$10,413	$10,690	$10,967
Net income	17,305	17,028	16,751

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

Back to Contents

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

As disclosed in Note G - Impairment, we had a goodwill impairment charge of $1.1 million related to Miva. As of December 31, 2004, there was a remaining goodwill balance of $3.3 million related to Miva.

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

Back to Contents

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Except for the historical information contained herein, the matters discussed in our Annual Report on Form 10-K/A include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our and management’s intent, belief and expectations, such as statements concerning our future profitability, our operating and growth strategy, liquidity and expenses. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, without limitation, the factors set forth under the caption “Business — Business Risks” included elsewhere in this Annual Report on Form 10-K/A and other factors detailed from time to time in our filings with the Securities and Exchange Commission. One or more of these factors have affected, and in the future could affect, our business and financial results and could cause actual results to differ materially from plans and projections. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. Therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K/A will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All forward-looking statements made in this Annual Report on Form 10-K/A are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

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

Back to Contents

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

Back to Contents

ITEM 8. Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements on page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K/A. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of December 31, 2004.

We do not believe that these material weaknesses materially impacted our financial statements or disclosures for prior periods. Accordingly, we have not restated our financial statements for any prior periods.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective can provide only reasonable assurance as to the adequacy and accuracy of financial statement preparation and presentation.

As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 2, an internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of such company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements of a company will not be prevented or detected.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of December 31, 2004 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation and assessment led to the identification of material weaknesses in our internal control over financial reporting.

The identified material weaknesses in our internal control over financial reporting relate to the following matters, of which the first five resulted in adjustments being recorded in either or both our interim financial statements for the quarter ended September 30, 2004 or our financial statements for the year ended December 31, 2004:

•	Insufficient controls over the determination and application of generally accepted accounting principles with respect to purchase accounting for certain 2004 acquisitions. This material weakness resulted in adjustments to several financial statement accounts for the quarter ended September 30, 2004 and for the year ended December 31, 2004, including accounts receivable and allowance for doubtful accounts, goodwill, deferred revenue, accrued expenses, stockholders' equity, revenues and

Back to Contents

various expense accounts and could have had the potential to further affect these same and/or additional accounts.

•	Insufficient controls over the determination and application of generally accepted accounting principles with respect to evaluating and measuring impairment of goodwill. This material weakness resulted in adjustments to goodwill and impairment loss on goodwill accounts for the year ended the December 31, 2004 and could have had the potential to further affect these same accounts.

•	Insufficient controls over the determination and application of generally accepted accounting principles with respect to revenue recognition for our private label agreements and other revenue agreements, excluding those related to FindWhat.com Network revenue. This material weakness resulted in adjustments to the revenue and deferred revenue accounts for the quarter ended September 30, 2004 and the year ended December 31, 2004 and could have had the potential to further affect these same accounts.

•	Insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. This material weakness resulted in adjustments to several accounts in the September 30, 2004 and December 31, 2004 financial statements, including adjustments related to purchase accounting, goodwill impairment, revenue recognition and financial statement close and review, resulted from insufficient technical in-house accounting expertise necessary to appropriately account for non-routine or complex accounting matters.

•	Insufficient controls over and review of the quarterly and year-end financial statement close and review process. Specifically, our controls over the completeness, accuracy and review of our documentation of close processes relating to reconciliations, journal entries and review of certain of our subsidiaries’ financial results were ineffective in their design and operation. This material weakness resulted in adjustments to several accounts in the September 30, 2004 and December 31, 2004 financial statements, including accounts receivable and allowance for doubtful accounts, goodwill, deferred revenue, accrued expenses, stockholders’ equity, revenues and various expense accounts and could have had the potential to further affect these same accounts and additional accounts.

•	Insufficient controls over the segregation of duties among internal accounting personnel. Specifically, we permitted users with financial accounting and reporting responsibilities to have incompatible access to our information technology systems and financial applications and data related to the general ledger, while also having the ability to, among other things, initiate journal entries and access cash. We did not identify any adjustments to our financial statements as a result of this material weakness.

Because of the material weaknesses described above, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO. We elected to exclude our wholly-owned subsidiary, Espotting, which we acquired on July 1, 2004 from the scope of the 2004 evaluation of our internal control over financial reporting, as permitted by the SEC’s June 23, 2004 implementation guidance to issuers relating to the SEC’s final rules on internal control over financial reporting. As of December 31, 2004, Espotting represented $240.4 million of our total assets, $207.0 million of our net assets, $57.3 million of revenues and $3.4 million of net income. We have not evaluated the internal controls of Espotting and therefore our conclusions do not extend to the internal control over financial reporting of Espotting. Accordingly, we may have material weaknesses, significant deficiencies or deficiencies in Espotting’s operations which have not been assessed or identified by management.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting. Their report appears on page F-3 of this Annual Report on Form 10-K/A.

Back to Contents

Remediation

As of May 2, 2005, we have made progress toward developing an effective internal control system by completing a number of steps, including, by way of example, the following:

•	Hiring additional qualified accounting and financial staff;

•	Enhancing the internal control structure as it relates to segregation of duties specifically in information technology systems and financial applications by further restricting system access;

•	Scheduling training of staff on the application of accounting pronouncements;

•	Holding regular meetings of senior management, including the Chief Financial Officer and representatives of the Accounting Department, to review and discuss all new and existing significant transactions in order to determine the proper accounting treatment in accordance with generally accepted accounting principles.

•	Preparing sufficient supporting documentation for and performing timely review to support our position on the basis of governing principles with regard to complex accounting standards;

•	Adopting a policy of requiring periodic review of existing accounting policies to ensure continued applicability and compliance;

•	Increasing review of adherence to corporate policies and procedures;

•	Documenting and improving procedures for the financial statement close process;

•	Hiring a Director of Internal Audit in November 2004 and two additional internal auditors in April 2005. Through a systematic disciplined approach, the internal audit department will be responsible for assisting management with evaluating and enhancing the internal control process; and

•	Retaining Grant Thornton LLP to assist in the establishment and testing of our internal controls.

We are continuing our review and have already taken proactive steps to improve our internal control over financial reporting. We intend to undertake all actions necessary to correct all material weaknesses in internal controls, as well as deficiencies and significant deficiencies that may be identified. However, we cannot provide you with any assurance as to when the material weaknesses identified above will be corrected.

(c)	Changes in Internal Control Over Financial Reporting

We have made no change to our internal control over financial reporting in connection with our fourth quarter evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

Not applicable.

Back to Contents

PART III

ITEM 10. Directors and Executive Officers of the Registrant.

Directors of the Company

Craig A. Pisaris-Henderson, age 35, has served as our chairman since June 2002, our chief executive officer since March 2001, and as our secretary and one of our directors since we acquired BeFirst Internet Corporation (“BeFirst”) in June 1999. From June 1999 to July 2004, Mr. Pisaris-Henderson also served as our president and from June 1999 until March 2001, Mr. Pisaris-Henderson also served as our chief technology officer. Prior to that time, he served as vice president, secretary and a director of BeFirst from its inception in March 1998. He served as president and chief executive officer of Internet Services International, Inc. and its predecessor, H.E. Internet Services (founded under the name Henderson Enterprises) from 1993 to May 1999. From May 1998 to September 2000, he served as chairman of the board of directors, president, and chief executive officer of E-troop.com, a provider of business-to-business multimedia Internet content, web site design and distribution services. Currently, Mr. Pisaris-Henderson also serves on the board of directors for the YMCA of Lee County and the advisory board for the College of Business at Florida Gulf Coast University.

Phillip R. Thune, age 34, has been a director since January 2002 and has served as our president since July 2004 and chief operating officer since November 2000. Mr. Thune also previously served as our chief financial officer from April 2000 to June 2004. From 1996 to April 2000, he served as the chief financial officer and a director of Broadcasting Partners Holdings, L.P., which had controlling equity positions in five platform companies operating 38 radio stations in eleven markets. The stations were sold to Citadel Communications Corporation in April 2000. Prior to Broadcasting Partners Holdings, Mr. Thune worked in the Media & Communications group of Alex Brown & Sons’ investment banking division, and was vice president of corporate development and strategic planning for Broadcasting Partners, Inc., a publicly-traded radio broadcasting company that merged with Evergreen Media in 1995.

Sebastian Bishop, age 31, joined our board of directors in September 2004 and has served as our chief marketing officer since February 2005. Mr. Bishop is a co-founder of Espotting Media Inc., which was acquired by FindWhat.com in July 2004. Prior to establishing Espotting in 2000, Mr. Bishop was a senior art director at a number of leading advertising agencies including Rainey Kelly Campbell Rolfe/Y&R and Publicis. He created the award-winning campaign that launched Coca-Cola in Russia as well as campaigns for some of the world’s most famous brands including Virgin, Diet Coke, HP, Renault and Nintendo. Mr. Bishop has been the recipient of numerous accolades which recognize his achievements in the new media and advertising industries, including the Financial Times’ “Top 50 Creative Businesses,” Campaign Magazine’s “Faces to Watch,” Media Week’s “30 Under 30” and Media & Marketing Europe’s “40 Under 40.”

Daniel B. Brewster, Jr., age 49, has served as one of our directors since December 2003. For more than the past five years, Mr. Brewster has been the chief executive officer of Topping Fund, LLC, a private investment fund of funds. From May 2000 to January 2004, Mr. Brewster served as the president and chief executive officer of Gruner + Jahr USA, one of the largest consumer magazine publishers in the U.S. Gruner + Jahr USA’s market-leading titles include Family Circle, Parents, Child, Fitness, YM, Inc., and Fast Company. Prior to Gruner + Jahr USA, Mr. Brewster served as president and chief executive officer of American Express Publishing beginning in 1993. Mr. Brewster served as a director of Doctors of the World-USA from 2000 to 2003, and in June 2003 he was appointed chairman of the board. He has served on the board of directors of the Magazine Publishers of America since 1994, and was elected chairman in 2001. Mr. Brewster has been a trustee of the Arthur F. Burns Fellowship Program since March 2002 and has been on the Board of Advisors of the New York University Center for Publishing since 2001.

Frederick E. Guest II, age 67, has served as one of our directors since April 2001. Mr. Guest has been the president and owner of Guest Capital LLC, a private fund investing in high-technology companies since 1997. From 1985 to 1996, Mr. Guest was the president and owner of Vinoy Development Company, a resort development company. Prior to Vinoy Development Company, Mr. Guest was the chairman of Bessemer Securities Corporation, a private $4 billion investment company; chairman of Bessemer Venture Partners, a private $1 billion venture capital company; chairman of Phipps Land Company; and vice-chairman of Bessemer Trust Company, a private $37 billion bank.

Back to Contents

Gerald W. Hepp, age 68, joined our board of directors in December 2004. Mr. Hepp is a certified public accountant and has served as president and CEO of Gnosis Praxis Ltd, an independent consulting firm, since March 1999. From July 1967 to February 1999, Mr. Hepp was a partner in Plante & Moran, a major regional certified public accounting and management consulting firm. Mr. Hepp has served on various boards and committees of the American Institute of Certified Public Accountants including: Board of Directors; Auditing Standards; Accounting Standards Executive Committee; and SEC Practice Section Executive Committee. He has served on the Financial Accounting Standards Board’s Emerging Issues Task Force and on its Financial Accounting Standards Advisory Council. In his career, Mr. Hepp has served as an arbitrator, receiver, and expert witness.

Charles Rothstein, age 46, has served as one of our directors since July 2004. Mr. Rothstein is founder of Beringea, LLC, an international private equity and investment banking firm and for more than the past five years has served as senior managing director. Mr. Rothstein’s responsibilities at Beringea include setting and managing the Firm’s overall strategy, examining investment opportunities, providing strategic advice to portfolio companies and coordinating the investment exit process. Prior to establishing Beringea in 1988, Mr. Rothstein was a vice president of corporate finance at J.W. Korth and Company, a Michigan-based broker/dealer. He currently serves on Michigan Governor Jennifer Granholm’s Council of Economic Advisors and is a board member of the Venture Michigan Fund, a private equity fund-of-funds.

Lee Simonson, age 56, has served as one of our directors since December 2003. Mr. Simonson has been an independent consultant since 2000. From 1996 to April 2000, he served as Chairman and Chief Executive Officer of Broadcasting Partners Holdings, L.P., which had controlling equity positions in five platform companies operating 38 radio stations in eleven markets. The stations were sold to Citadel Communications Corporation in April 2000. Prior to Broadcasting Partners Holdings, Mr. Simonson was co-founder and served as Vice Chairman and Chief Operating Officer, of Broadcasting Partners, Inc., a publicly-traded radio broadcasting company that merged with Evergreen Media in 1995.

Officers of the Company

In addition to Messrs. Pisaris-Henderson, Thune and Bishop, the following individuals are officers of FindWhat.com.

Brenda Agius, age 41, has served as our chief financial officer since July 2004, and served as our senior vice president of finance from February 2004 to June 2004 and our vice president of finance from April 2002 to February 2004. From December 1999 to April 2002, Ms. Agius served as the chief financial officer of Preferred Medical Group Inc., a leader in the renal care industry. From May 1997 to February 2000, Ms. Agius was the Director of Finance for the Christian and Missionary Alliance Foundation, Inc. From January 1994 until April 1997, Ms. Agius was a public accountant, first with Deloitte & Touche and then with Coopers & Lybrand.

Anthony A. Garcia, age 26, has served as our chief technology officer since April 2001, and before that, he served as our director of technology from June 1999. Prior to June 1999, he served as director of technology of BeFirst from its inception in May 1998. From 1997 to May 1998, Mr. Garcia served as founding partner and director of technology of Internet Services International.

Mike Kerans, age 49, has served as our senior vice president of Pay Per Call since January 2005. From July 2002 to January 2005, Mr. Kerans was vice president and east coast sales manager of Warner Bros. Domestic TV. From December 1998 to July 2002, Mr. Kerans was founder and president of Mill River Media, LLC, a non-traditional media rep firm, now a part of E.E. Finch & Co. Clients included Paramount, CBS, NBC Enterprises, Sony as well as Fortune 100 advertisers and their agencies. Prior to founding Mill River Media, Mr. Kearns was senior vice president of strategic planning and sales for Paramount and started the studio’s online advertising business.

John Pisaris, age 39, has served as our general counsel since October 2004. Upon joining us in February 2004 and through September 2004, Mr. Pisaris served as vice president of the legal department. From January 2002 to January 2004, Mr. Pisaris was a partner, and from 1993 to 2002 was an associate, in the law firm of Porter, Wright, Morris & Arthur LLP. At Porter Wright, Mr. Pisaris practiced in the corporate and securities group and advised clients on business transactions, mergers and acquisitions, financings, securities offerings and securities compliance. Mr. Pisaris is the brother of Craig Pisaris-Henderson, the chairman and chief executive officer of FindWhat.com.

Back to Contents

Bob Protheroe, age 48, has served as our senior vice president of technology since September 2004, and previously served as vice president of technology from November 2003 to September 2004 and senior director of technology from April 2003 to November 2003. In September 2001, Mr. Protheroe co-founded Alluna Group, a consulting company, and was its chief technology officer until April 2003. From March 1999 to July 2001, he was senior vice president of research and development for SmartDisk, a digital content company, and was part of the executive management team that took SmartDisk through its initial public offering. From November 1995 to March 1999, Mr. Protheroe held R&D management positions for Checkmate Electronics and from 1984 through 1995, held positions of increasing responsibility in product development and R&D management positions at NCR. Mr. Protheroe is a registered patent agent with the U.S. Patent and Trademark Office.

David Rae, age 47, has served as our chief strategy officer since April 2003. Prior to that time, Mr. Rae served as executive vice president from April 2002 to April 2003, and served as our vice president of operations from January 2002 until April 2002. Prior to January 2002, Mr. Rae completed a variety of successful re-start, new strategy, and funding assignments through his consulting firm, Rae Enterprises. From January 1995 to October 1999, Mr. Rae was founder and CEO of Attitude Network, owner of the leading computer games sites on the Internet and Hotel Discounts, which was sold to Hotel Reservations Network (now Hotels.com). From January 1984 to November 1994, Mr. Rae was president of SpectraFAX Corp., one of the leading designers of communications products for personal computers. Mr. Rae holds a U.S. Patent in facsimile communications technology.

Rick Szatkowski, age 49, has served as senior vice president and general manager of the FindWhat.com private label service since 2004, and served as a senior member of the corporate development team since April 2003. From September 2001 to April 2003, Mr. Szatkowski was co-founder and CEO of Alluna Group, Inc., a consulting firm focused on helping small and mid-sized companies maximize the value of their assets in the marketplace. From March 2000 to August 2001, Mr. Szatkowski served as executive vice president and general manager of the applications services division of NeoMedia Technologies, Inc., a public company. From January 1999 to March 2000, Mr. Szatkowski served as president and CEO of Fischer International Systems Corp.

Tom Wilde, age 38, has served as our senior vice president and general manager of primary traffic since January 2005 and was vice president and general manager of primary traffic since October 2004. From January 2002 to October 2004, Mr. Wilde was vice president and general manager of Search and Publishing for Terra Lycos. In this role, he was responsible for the creation, execution and management of Lycos’ global strategy in search and web publishing. From August 2001 to December 2001, Mr. Wilde was vice president of product management for FireSpout, Inc. From April 1999 to July 2001, Mr. Wilde was director of product marketing and vice president of marketing and channels for Fast Search & Transfer, Inc. a software company that develops enterprise search technologies.

Jason Williams, age 31, has served as our senior vice president and general manager of merchant services since February 2004. Prior to that, Mr. Williams had served as vice president of strategic planning since March 2002, and as the managing director of our BeFirst division since May 2000. From January 1999 to May 2000, Mr. Williams was a consultant at Electronic Data Systems, where he worked with corporations such as Meredith Corp., a publishing and integrated marketing services provider, to streamline processes and reduce operational costs. From March 1985 to December 1999, Mr. Williams built and operated a yacht management and brokerage business.

Audit Committee

In February 2000, our board of directors created an audit committee. The audit committee is governed by an audit committee charter. As of the fiscal year ended December 31, 2004, the members of the audit committee were Messrs. Guest, Hepp and Rothstein. Mr. David Londoner and Mr. Ken Christensen also served on the audit committee during 2004.

Back to Contents

Audit Committee Financial Expert.

The board has determined that each of Mr. Hepp, chairman of the audit committee, and Mr. Guest is a “financial expert” as set forth in Section 401(h) of Regulation S-K promulgated by the SEC. The board has determined that all audit committee members are independent as defined in NASD Rule 4200(a)(15) and Rule 10A-3(b)(1) promulgated under the Securities and Exchange Act of 1934, as amended, and that the audit committee composition meets the requirement of NASD Rule 4350(d)(2).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by Securities and Exchange Commission regulation to be furnished to us. Based on our review of such reports and written representations from reporting persons, we believe that all filing requirements were complied with during fiscal 2004 except for a late Form 4 filing by Sebastian Bishop who had one late report in connection with one transaction involving a sale of stock pursuant to a 10b5-1 Trading Plan, as a result of an administrative error.

Code of Ethics

We have adopted a code of ethics as part of our corporate compliance program. The code of ethics applies to all of our officers and employees, including our principal executive officer and principal accounting officer. The code has previously been filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2003. We will file any amendments to, or waivers from, this code of ethics on Form 8-K.

Back to Contents

ITEM 11. Executive Compensation.

Summary Compensation Table

The following table shows for the last three years the compensation we have paid to our chief executive officer and the four other most highly compensated executive officers whose aggregate salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2004.

		Annual Compensation		Long Term Compensation

Name and Principal Position	Fiscal Year Ended December 31,	Salary	Bonus	Options (#)	All Other Compensation

Craig A. Pisaris-	2004	$335,961	$67,000	100,000	—
Henderson	2003	$283,077	$215,000	125,000	—
Chairman and Chief Executive Officer	2002	$266,952	$92,000	150,000	—

Phillip R. Thune	2004	$293,942	$57,000	80,000	—
President and Chief	2003	$255,962	$200,000	100,000	—
Operating Officer	2002	$232,663	$92,000	125,000	—

David Rae	2004	$251,922	$47,000	65,000	—
Chief Strategy Officer	2003	$215,769	$165,000	80,000	—
	2002	$162,923	$90,000	80,000	—

Brenda Agius	2004	$201,634	$43,000	45,000	—
Chief Financial Officer	2003	$136,538	$95,000	40,000	—
	2002	$93,750	$35,500	40,000	—

Anthony Garcia	2004	$193,173	$38,000	40,000	—
Chief Technology Officer	2003	$163,654	$100,000	40,000	—
	2002	$154,077	$48,500	50,000	—

Back to Contents

Option Grants In Last Fiscal Year

The following table provides certain information regarding stock options granted during 2004 to each of the executive officers named in the Summary Compensation Table.

	Individual Grants					Potential Realizable Value At Assumed Annual Rates
	Options Granted (#)	% of Total Options Granted To Employees In Fiscal Year	Exercise Price ($/Share)			Of Stock Price Appreciation For Option Term (1)
Name				Expiration Date	0%($)	5%($)	10%($)

Craig A. Pisaris-Henderson	100,000	4.49%	$20.10	5/3/2014	—	$1,264,078	$3,203,422
Phillip R. Thune	80,000	3.59%	$20.10	5/3/2014	—	$1,011,263	$2,562,738
David Rae	65,000	2.92%	$20.10	5/3/2014	—	$821,651	$2,082,225
Brenda Agius	45,000	2.02%	$20.10	5/3/2014	—	$568,835	$1,441,540
Anthony Garcia	40,000	1.80%	$20.10	5/3/2014	—	$505,631	$1,281,369

(1)	The amounts under the columns labeled “5%($)” and “10%($)” are included pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of our common stock. Such amounts are based on the assumption that the option holders hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of our common stock. The column headed “0%($)” is included to illustrate that the options were granted at fair market value and option holders will not recognize any gain without an increase in the stock price.

Back to Contents

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table provides certain information regarding the exercise of stock options during 2004, and the number and value of stock options held by the executive officers named in the Summary Compensation Table as of December 31, 2004.

Name	Shares Acquired on Exercise	Value Realized			Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
			Number of Unexercised Options at Fiscal Year End

	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Craig A. Pisaris- Henderson	130,667	$2,314,112	356,250	268,750	$5,204,688	$1,595,063
Phillip R. Thune	25,000	$447,750	510,000	280,000	$7,451,362	$2,337,875
David Rae	—	—	60,000	165,000	$699,400	$940,600
Brenda Agius	—	—	30,000	95,000	$346,700	$467,300
Anthony Garcia	20,000	$375,400	525,000	95,000	$8,403,250	$524,150

(1)	Represents the total gain that would have been realized if all in-the-money options held at fiscal year-end had been exercised, determined by multiplying the number of shares underlying the options by the difference between the per share option exercise price and per share fair market value at year-end. An option is in-the-money if the fair market value of the underlying shares exceeds the exercise price of the option.

Compensation of Directors.

Directors who are FindWhat.com employees do not receive any compensation for service as directors. We do reimburse our non-employee directors for reasonable out-of-pocket expenses incurred in connection with attendance at board meetings, committee and stockholder meetings and other business of the Company. Each non-employee director generally receives an option to purchase 12,500 shares of our common stock at the fair market value on the date of grant upon the director’s appointment to the board. Thereafter, each non-employee director continuing in service to the board of directors generally receives an additional option to purchase 12,500 shares of our common stock at the fair market value on the date of grant on an annual basis. Furthermore, as established by the board of directors on February 22, 2005, each non-employee director receives $500 for each telephonic board meeting and $2,000 for each board meeting attended in person and each non-employee director who serves as a committee member receives $500 for each committee meeting attended in person held on the same day as a board meeting, $500 for each telephonic committee meeting and $1,000 for each committee meeting attended in person, except for the audit committee chairman, who receives $1,000 for each telephonic meeting and $2,000 for each committee meeting attended in person. In 2004, each non-employee director who served as a committee member received $500 for each committee meeting held on the same day as a board meeting, $500 for each telephonic committee meeting and $1,000 for each committee meeting attended in person.

Employment, Non-Competition and Confidentiality Agreements with Certain Executive Officers

We have entered into employment agreements with Messrs. Pisaris-Henderson, Thune, and Rae effective September 20, 2002 and Ms. Agius effective November 8, 2004. The agreements have an initial term of one year, after which each will renew automatically for additional one year periods on the same terms and conditions, unless either party to the agreement provides notice to the other of an intention not to extend it prior to the end of its term. The employment agreements provide for minimum annual base salaries for each executive that may be increased in the sole discretion of the board of directors, but may not be reduced once set. Currently the above

Back to Contents

named executives receive annual base salaries of $420,000, $360,000, $265,000 and $260,000, respectively. The employment agreements require us to compensate the executives and provide them with certain benefits if their employment is terminated before the agreements expire. The compensation and benefits the executives are entitled to receive upon termination of employment vary depending on whether their employment is terminated: (1) by FindWhat.com without “cause”; (2) by FindWhat.com for “cause,” or by the executive for “good reason”; (3) involuntarily due to death or disability; or (4) by the executive without “good reason.”

With respect to Mr. Pisaris-Henderson, in the event of a termination by us without “cause” or a termination by Mr. Pisaris-Henderson for “good reason,” Mr. Pisaris-Henderson would be entitled to receive the following: (1) his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date; (2) an amount equal to two times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to Mr. Pisaris-Henderson during the four fiscal quarters prior to the date of termination, or, in the event of a change of control, payable over the twelve month period following termination; (3) any other amounts or benefits owing to Mr. Pisaris-Henderson under our then applicable employee benefit, long term incentive or equity plans and programs, within the terms of such plans; and (4) benefits (including health, life, disability and pension) as if Mr. Pisaris-Henderson were still an employee during the twelve month period following termination. Included in the definition of “good reason,” among other reasons, is a period of time from 180 to 210 days following a change of control, as defined in his employment agreement, during which Mr. Pisaris-Henderson may terminate his employment for any reason, in which case he will receive: (1) his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date; (2) an amount equal to one times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to Mr. Pisaris-Henderson during the four fiscal quarters prior to the date of the change of control, payable over the twelve month period following termination; (3) any other amounts or benefits owing to Mr. Pisaris-Henderson under our then applicable employee benefit, long term incentive or equity plans and programs, within the terms of such plans; and (4) benefits (including health, life, disability and pension) as if Mr. Pisaris-Henderson were still an employee during the twelve month period following termination. Finally, in the event of a termination without “cause” by us, with “good reason” by Mr. Pisaris-Henderson, or following a change of control, all stock options held by Mr. Pisaris-Henderson would immediately vest and become exercisable throughout the full term of such options as if Mr. Pisaris-Henderson were still employed by us.

With respect to Mr. Thune, in the event of a termination by us without “cause” or a termination by Mr. Thune for “good reason,” Mr. Thune would be entitled to receive the following: (1) his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date; (2) an amount equal to two times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to Mr. Thune during the four fiscal quarters prior to the date termination, or, in the event of a change of control, the bonus paid to Mr. Thune during the four fiscal quarters prior to the change of control, payable over the twelve months period following termination; (3) any other amounts or benefits owing to Mr. Thune under our then applicable employee benefit, long term incentive or equity plans and programs, within the terms of such plans, payable over the twelve month period following termination; (4) benefits (including health, life, disability and pension) as if Mr. Thune were still an employee during the twelve month period following termination; and (5) a one time grant of common stock in an amount ranging from 0 up to 281,250 shares, depending upon both (i) the average closing stock price of the stock as reported by Nasdaq for the 20 trading days prior to the date of termination, and (ii) the date of termination. Included in the definition of “good reason,” is a period of time from 180 to 210 days following a change of control, as defined in his employment agreement, during which Mr. Thune may terminate his employment for any reason. Finally, in the event of a termination without “cause” by us, with “good reason” by Mr. Thune, or following a change of control, all stock options held by Mr. Thune would immediately vest and become exercisable throughout the full term of such options as if Mr. Thune were still employed by us.

With respect to Mr. Rae, in the event of a termination by us without “cause” or a termination by Mr. Rae for “good reason,” Mr. Rae would be entitled to receive the following: (1) his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date; (2) an amount equal to one times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to Mr. Rae during the four fiscal quarters prior to the date of termination, or in the event of a change of control, the bonus paid to Mr. Rae during the four fiscal quarters prior to the change of control, payable over the twelve month period following termination; (3) any other amounts or benefits owing to Mr. Rae under our then

Back to Contents

applicable employee benefit, long term incentive or equity plans and programs, within the terms of such plans, payable over the twelve month period following termination; and (4) benefits (including health, life, disability and pension) as if Mr. Rae were still an employee during the twelve month period following termination. Included in the definition of “good reason,” is a period of time from 180 to 210 days following a change of control, as defined in his employment agreement, during which Mr. Rae may terminate his employment for any reason. Finally, in the event of a termination without “cause” us, with “good reason” by Mr. Rae, or following a change of control, all stock options held by Mr. Rae would immediately vest and become exercisable throughout the full term of such options as if Mr. Rae were still employed by us.

With respect to Ms. Agius, in the event of a termination by us without “cause” or a termination by Ms. Agius for “good reason,” Ms. Agius would be entitled to receive the following: (1) her earned but unpaid basic salary through the termination date, plus a pro rata share of her bonus through the termination date; (2) an amount equal to one times the sum of her basic salary at the time of termination, plus a termination bonus equal to the bonus paid to Ms. Agius during the four fiscal quarters prior to the date of termination, or in the event of a change of control, the bonus paid to Ms. Agius during the four fiscal quarters prior to the change of control, payable over the twelve month period following termination; (3) any other amounts or benefits owing to Ms. Agius under our then applicable employee benefit, long term incentive or equity plans and programs, within the terms of such plans, payable over the twelve month period following termination; and (4) benefits (including health, life, disability and pension) as if Ms. Agius were still an employee during the twelve month period following termination. Included in the definition of “good reason,” is a period of time from 180 to 210 days following a change of control, as defined in her employment agreement, during which Ms. Agius may terminate her employment for any reason. Finally, in the event of a termination without “cause” by us, with “good reason” by Ms. Agius, or following a change of control, all stock options held by Ms. Agius would immediately vest and become exercisable throughout the full term of such options as if Ms. Agius were still employed by us.

In the event of a termination by us with “cause,” Messrs. Pisaris-Henderson, Thune, Rae and Ms. Agius would be entitled to receive the earned by unpaid portion of such executive’s basic salary through the date of termination. In the event of a termination by executive “without good reason,” or the termination of employment as result of death or permanent disability, Messrs. Pisaris-Henderson, Thune, Rae and Ms. Agius would be entitled to receive the earned but unpaid portion of such executive’s basic salary through the date of termination, and the earned but unpaid portion of such executive’s vested incentive compensation under and consistent with plans adopted by us prior to the date of termination.

We have also entered into an employment agreement with Mr. Garcia effective April 23, 2001. This agreement is effective for the term of the executive’s employment. Mr. Garcia’s employment agreement provides for a minimum annual base salary that may be increased in the sole discretion of the board of directors, but may not be reduced once set. Mr. Garcia’s current annual base salary is $225,000. The compensation and benefits Mr. Garcia is entitled to receive upon termination of employment varies depending on the manner in which his employment is terminated. In the event his employment is terminated by FindWhat.com without “cause,” Mr. Garcia is entitled to receive (1) his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date; (2) an amount equal to one times the sum of his basic salary at the time of termination, payable over the twelve month period following termination; and (3) any executive benefits, (including health, life and disability) as if Mr. Garcia were still an employee during the twelve month period following termination. In the event his employment is terminated by us for “cause” or as a result of death or disability, he would be entitled to receive the earned but unpaid portion of his basic salary through the date of termination. If Mr. Garcia terminates his employment by written notice to us, he would be entitled to receive his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date.

We also entered into Confidentiality, Assignment and Non-Competition Agreements with Messrs. Pisaris-Henderson, Thune, Rae and Garcia and Ms. Agius which prohibit the executives from becoming directly or indirectly connected with any business or entity that is engaged in the same “business” as we are during the term of their employment with us and for a period of twelve months following employment separation. These agreements also provide us with protection for its confidential information and intellectual property.

Back to Contents

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee in the fiscal year ended December 31, 2004 were Messrs. Brewster and Simonson. None of the members has ever been an officer or employee of FindWhat.com or any of its subsidiaries, and no “compensation committee interlocks” existed during fiscal 2004.

Report of the Compensation Committee of the Board of Directors

For the fiscal year ended December 31, 2004, the members of the compensation committee of our board of directors were Messrs. Brewster and Simonson. The compensation committee establishes our compensation program for all employees, including executives. For executive officers, the compensation committee evaluates performance and determines compensation policies and levels.

Compensation Philosophy

The goals of the compensation program are to align compensation with business objectives and performance and to enable us to attract, retain and reward executive officers and other key employees who contribute to our long-term success and to motivate them to enhance long-term stockholder value. The key components of our executive compensation includes both short-term compensation, consisting of an annual base salary and annual bonuses and long-term equity based compensation consisting of stock option awards.

Base Salary.

The salary compensation for our employees, including executive officers, is based upon the compensation of employees in similar positions in similar companies in the industry. Each of our named executive officers has entered into an employment agreement with us which sets the executive’s base salary. When negotiating an employment agreement, the compensation committee thoroughly reviewed the performance and results obtained by each such officer and such officer’s contribution to us. The compensation committee annually reviews each executive officer’s base salary and performance. When reviewing base salaries, the compensation committee considers individual and corporate performance, levels of responsibility, prior experience, breadth of knowledge and competitive pay practices.

Bonus Plan.

At the start of each year, the compensation committee reviews and approves the bonus plan for that fiscal year. All employees of FindWhat.com are eligible to participate in the plan. The bonus plan pays cash awards to our employees based upon the achievement of either key corporate objectives or the achievements of a combination of corporate, departmental and/or individual objectives. The program is designed to motivate all employees to positively impact our business results.

Long-Term Incentives.

The compensation committee provides for long-term incentives by issuing stock options under the 1999 Stock Incentive Plan and 2004 Stock Incentive Plan. The compensation committee has delegated authority to our chief executive officer and president to issue up to 40,000 options per employee per year. This authority does not extend to our Section 16 reporting officers. The purpose of these Stock Incentive Plans is to enable us to offer to our key employees and to key employees of our subsidiaries and other persons who are expected to contribute to the success of FindWhat.com, long-term performance-based stock and/or other equity interests in FindWhat.com, thereby enhancing our ability to attract, retain and reward such key employees or other persons, and to increase the mutuality of interest between those employees or other persons and our stockholders.

Stock option awards are granted at the time of the hiring of key employees and annually for all key employees by the compensation committee or its delegates. The value of the stock options awarded depends entirely on our stock performance over a period of time. The number of shares of our common stock subject to the options granted during fiscal 2004 was determined based on a subjective evaluation of the past performance of the individual, the total compensation being paid to the individual, the individual’s scope of responsibility, and the

Back to Contents

anticipated value of the individual’s contribution to our future performance. No specific weight was given to any of these factors. Options awarded to each executive officer during previous years were reviewed by our compensation committee in determining the size of an option awarded for fiscal 2004.

Each stock option awarded during fiscal 2004 had an exercise price equal to the fair market value of our underlying common stock on the date of the grant. Generally, stock options granted to employees vest and become exercisable at the rate of 25% per year if the option holder remains employed at the time of vesting and terminates ten years from the date of grant.

Chief Executive Officer Compensation

The compensation committee has historically undertaken a review of a number of factors in setting the total compensation payable to Craig Pisaris-Henderson, our chief executive officer. Included among these factors, as with our other executive officers, are comparisons of the compensation paid to similarly situated executives in our industry, the achievement of both long-term and short-term corporate objectives and corporate growth criteria, and the overall performance of our stock price. Mr. Pisaris-Henderson does not participate in the compensation committee’s discussions regarding the setting of his compensation.

Base Salary and Bonus.

In May 2004, the compensation committee increased the base salary payable to Mr. Pisaris-Henderson from $300,000 to $350,000 to reflect the increased responsibility Mr. Pisaris-Henderson would have as the leader of an international company following the anticipated completion of our merger with Espotting Media Inc. on July 1, 2004 and in order to keep Mr. Pisaris-Henderson’s base salary competitive with the base salary of his industry peers. Mr. Pisaris-Henderson’s 2004 salary was slightly lower than the market average. The compensation committee believes it is important to provide our chief executive officer with a base salary that is certain and not subject to fluctuation in connection with our overall performance or performance in any one particular area. The compensation committee engaged a third party consultant to assist it in the preparation of its compensation analysis for Mr. Pisaris-Henderson. For 2004, we set Mr. Pisaris-Henderson’s target bonus level at $115,000 or 34.5% of his base salary and set a maximum bonus of no more than $230,000 or 69% of his base salary. Mr. Pisaris-Henderson’s actual level of cash compensation in 2004 is recorded in the Summary Compensation Table above.

Long-Term Stock-Based Compensation.

In addition to a base salary and cash bonus, in May 2004, Mr. Pisaris-Henderson was also awarded options to purchase 100,000 shares of our common stock at $20.10 per share, which was the closing market price of our common stock the day prior to the grant date. These options were granted under our 1999 Stock Incentive Plan. The options vest over four years at a rate of 25% a year on the anniversary of the date of grant. It is the belief of the compensation committee that the use of stock option grants more closely aligns our chief executive officer’s interests with the interests of our stockholders since the options will only be of value to Mr. Pisaris-Henderson if the market price of our common stock increases above the exercise price of the options granted to him. The compensation committee believes that the number of stock options granted to Mr. Pisaris-Henderson was in line with industry averages.

Certain Tax Considerations

The Budget Reconciliation Act of 1993 amended the Internal Revenue Code to add Section 162(m) which bars a deduction to any publicly held corporation for compensation paid to a “covered employee” in excess of $1,000,000 per year. Generally, we intend that compensation paid to covered employees shall be deductible to the fullest extent permitted by law. However, we intend to retain the flexibility necessary to provide total compensation in line with competitive practices, our compensation philosophy and our best interests. Accordingly, we may from time to time pay compensation to our executive officers that may not be deductible. Additionally, our 1999 and 2004 Stock Incentive Plans are intended to qualify under Section 162(m) of the Internal Revenue Code.

Compensation Committee Daniel B. Brewster, Jr. (Chairman) Lee Simonson

Back to Contents

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG FINDWHAT.COM, GOLDMAN SACHS INTERNET INDEX,
AND NASDAQ STOCK MARKET INDEX

The following Performance Graph compares FindWhat.com’s performance with that of the Goldman Sachs Internet Index and Nasdaq Stock Market Index. The comparison of the cumulative total return to stockholders for each of the periods assumes that $100 was invested on December 22, 1999 (the effective date FindWhat.com’s common stock was registered under the Securities Exchange Act of 1934, as amended) through December 31, 2004, in FindWhat.com common stock, and the Goldman Sachs Internet Index and Nasdaq Stock Market Index and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG FINDWHAT.COM, THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE GOLDMAN SACHS INTERNET INDEX

* $100 invested on 12/31/99 in stock or index-

Fiscal year ending December 31.

Back to Contents

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2005, by (i) each director and nominee, (ii) each of our named executive officers, and (iii) the directors and executive officers of FindWhat.com as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned by such person as set forth opposite that person’s name. At March 31, 2005, we had 30,694,191 shares of common stock.

The address of each of the persons in the table is c/o FindWhat.com, Inc., 5220 Summerlin Commons Boulevard, Suite 500, Ft. Myers, Florida 33907.

Name of and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(2)

Craig A. Pisaris-Henderson	1,680,586	(3)	5.4%
Phillip R. Thune	648,750	(4)	2.1%
Sebastian Bishop	93,132	(5)	**
Daniel Brewster	12,500	(6)	**
Frederick E. Guest II	431,435	(7)	1.4%
Gerald W. Hepp	0		**
Charles Rothstein	1,306,279	(8)	4.3%
Lee Simonson	22,500	(9)	**
Brenda Agius	61,250	(10)	**
Anthony A. Garcia	687,188	(11)	2.2%
David Rae	116,250	(12)	**
All directors and executive officers as a group (12 persons)	5,139,430	(13)	15.7%

**	Represents beneficial ownership of less than 1% of FindWhat.com’s outstanding common stock.

(1)	For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days of March 31, 2005. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his or her household.

(2)	“Percentage of Class” is calculated on the basis of the number of outstanding shares plus the number of shares a person has the right to acquire within 60 days of March 31, 2005.

(3)	Includes 450,000 shares subject to options exercisable within 60 days of March 31, 2005.

(4)	Includes 648,750 shares subject to options exercisable within 60 days of March 31, 2005.

(5)	Includes 732 shares subject to options exercisable within 60 days of March 31, 2005.

Back to Contents

(6)	Includes 12,500 shares subject to options exercisable within 60 days of March 31, 2005.

(7)	Includes 60,035 and 231,400 shares of common stock owned by Mr. Guest and Guest Capital, LLC, respectively. Also includes 50,000 shares subject to options exercisable by Mr. Guest within 60 days of March 31, 2005, and 15,000 and 75,000 warrants to purchase FindWhat.com’s common stock owned by Mr. Guest and Guest Capital, LLC, respectively. Guest Capital, LLC is an affiliate of Mr. Guest.

(8)	Shares of common stock owned by Global Rights Fund II L.P., an affiliate of Mr. Rothstein. Mr. Rothstein disclaims beneficial ownership of these securities.

(9)	Includes 22,500 shares subject to options exercisable within 60 days of March 31, 2005.

(10)	Includes 61,250 shares subject to options exercisable within 60 days of March 31, 2005.

(11)	Includes 557,500 shares subject to options exercisable within 60 days of March 31, 2005.

(12)	Includes 116,250 shares subject to options exercisable within 60 days of March 31, 2005.

(13)	Includes (i) an aggregate of 1,939,482 shares of common stock subject to options exercisable within 60 days of March 31, 2005; and (ii) an aggregate of 90,000 shares of common stock subject to currently exercisable warrants.

Back to Contents

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of FindWhat.com’s common stock as of March 31, 2005, filed by each person known by FindWhat.com to beneficially own more than five percent of any class of FindWhat.com’s capital stock. At March 31, 2005, FindWhat.com had 30,694,191 shares of common stock outstanding.

Name of and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(2)

Craig Pisaris-Henderson	1,680,586	(3)	5.4%
c/o FindWhat.com, Inc.
5220 Summerlin Commons Blvd.
Fort Myers, FL 33907

Andrew Lessman	1,857,538	(4)	5.6%
430 Parkson Road
Henderson, NV 89015

Eric Semler	1,959,145	(5)	6.4%
888 Seventh Avenue
Suite 1504
New York, NY 10019

Robert Brahms	1,930,326	(6)	6.3%
121 West 27th St.
Suite 903
New York, NY 10001

Courtney Jones	1,921,898	(7)	6.3%
826 Cal Cove Drive
Ft. Myers, FL 33919

Barclays Global Investors, NA	1,771,208	(8)	5.8%
45 Fremont Street
San Francisco, CA 94105

Wells Fargo & Co	1,635,593	(9)	5.3%
420 Montgomery Street
San Francisco, CA 94104

(1)	For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he exercises sole or shared voting or investment power or of which he has the right to acquire the beneficial ownership within 60 days of March 31, 2005. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2)	“Percentage of Class” is calculated on the basis of the number of outstanding shares plus the number of shares a person has the right to acquire within 60 days of March 31, 2005.

(3)	Includes 450,000 shares of common stock issuable pursuant to options granted under FindWhat.com’s 1999 Stock Incentive Plan.

(4)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on March 11, 2004.

Back to Contents

(5)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on February 15, 2005.

(6)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on February 14, 2005. Includes 110,000 shares of common stock issuable pursuant to options granted under FindWhat.com’s Stock Incentive Plan and exercisable within 60 days of December 31, 2004.

(7)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on February 14, 2005.

(8)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on February 14, 2005. According to the Schedule 13G, such shares are held by Barclays Global Investors, NA or certain of its investment advisory clients or discretionary accounts which have sole voting and investment power with respect to 1,654,930 shares and sole dispositive power with respect to 1,771,208 shares.

(9)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on January 21, 2005. According to the Schedule 13G, Wells Fargo & Co. or certain of its investment advisory clients or discretionary accounts has sole voting and investment power with respect to 1,118,393 shares, sole dispositive power with respect to 1,587,075 shares and shared dispositive power with respect to 47,500 shares.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2004, concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon the exercise of outstanding options, warrants, and other rights.

				Number of Securities
				Remaining Available for
				Future Issuance under
	Number of Securities to		Weighted-Average Exercise	Equity Compensation
	be Issued upon Exercise		Price of Outstanding	Plans (Excluding
	of Outstanding Options,		Options, Warrants and	Securities Reflected in
	Warrants and Rights		Rights	Column (A))
Plan category	(A)		(B)	(C)

Equity compensation
plans approved by
security
holders	4,793,457		$9.56	2,780,683
Equity compensation
plans not approved
by security
holders	282,500	(1)	$3.40	—
Total	5,075,957		$9.21	2,780,683

(1)	Comprises warrants granted to certain consultants and vendors of FindWhat.com in exchange for consideration in the form of goods and services.

Back to Contents

ITEM 13. Certain Relationships and Related Transactions.

We utilize Porter, Wright, Morris & Arthur LLP to provide various legal services. For the years ending December 31, 2003 and 2002, we incurred legal fees from Porter, Wright, Morris & Arthur LLP, or Porter Wright, for services rendered of approximately $1.4 million and $0.4 million, respectively. John Pisaris, who joined FindWhat.com, Inc. in February 2004 and is currently serving as our General Counsel, is the brother of the Chairman and Chief Executive Officer of FindWhat.com, Inc., Craig Pisaris-Henderson. John Pisaris was a partner at Porter Wright during 2003 and 2002. We continued to do business with Porter Wright in 2004, but we no longer consider them to be a related party. In September 2003, we transitioned our primary corporate counsel from Porter Wright to another law firm.

We believe that prior transactions with our officers, directors, and principal stockholders were on terms that were no less favorable than we could have obtained from unaffiliated third parties. We intend that all future transactions between us and our officers, directors, and stockholders beneficially owning more than 5% of its outstanding voting securities or their affiliates will be on terms no less favorable to us than we could obtain in arm’s-length negotiations from unaffiliated third parties.

ITEM 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees billed to us by our independent registered public accounting firm, Ernst & Young LLP for services rendered related to the fiscal years ended December 31, 2004 and 2003.

	2004	2003
	Actual Fees	Actual Fees

Audit Fees (1)	$2,490,434	$208,600

Audit-Related Fees (2)	124,000	201,000

Tax Fees (3)	113,934	69,700

All Other Fees	—	—

Total Fees	$2,728,368	$479,300

(1)	Includes fees and expenses associated with the fiscal year audit, the reviews of interim financial information included in the Company’s quarterly reports on Form 10-Q and other securities filings requiring the consent of the Company’s independent registered public accounting firm, and the audit of the Company’s internal control over financial reporting.

(2)	Includes fees and expenses associated with due diligence in connection with acquisitions and accounting consultations in connection with proposed or consummated acquisitions or other investments.

(3)	Includes fees and expenses for tax compliance, tax advice and tax planning (including expatriate tax services).

Back to Contents

Under policies it has adopted, the audit committee must pre-approve all engagements of our independent registered public accountng firm unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission. Each year, our audit committee approves the retention of an independent registered public accounting firm and such firm’s associated fees. At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent registered public accounting firm, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management. At each subsequent audit committee meeting, the committee will receive updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year. The committee has delegated to the chairman of the audit committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings. This might occur, for example, if we proposed to execute a financing on an accelerated timetable. If the chairman so approves any such engagements, he will report that approval to the full committee at the next committee meeting.

Since the May 6, 2003 effective date of the Securities and Exchange Commission rules stating that an auditor is not independent of an audit client if the services it provides to the client are not appropriately approved, each new engagement of Ernst & Young LLP was approved in advance by the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules, except for the engagement by the company of its independent registered public accounting firm in connection with the filing of a Form S-8 in March of 2004. The fees associated with this engagement represented less than 1% of the aggregate fees paid to our independent registered public accounting firm in 2004.

Back to Contents

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:

	(1)	The following financial statements are included in this report under Item 8:

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

Schedule II – Valuation and Qualifying Accounts

Exhibits

Back to Contents

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit
No.	Footnote	Description

2.1	a	Amended and Restated Agreement and Plan of Merger among Find What.com,Who Merger Corp. and Espotting Media Inc., dated February 9, 2004.

2.2	b	Agreement and Plan of Merger among FindWhat.com, Close Reach Merger Corp., Miva Corporation, and Miva Principal Stockholders, dated September 2, 2003.

2.3	c	Amended and Restated Agreement and Plan of Merger among FindWhat.com, Haley Acquisition Corp. and Comet Systems, Inc., dated March 14, 2004.

2.4	d	Asset Purchase Agreement among FindWhat.com, Seymour Acquisition Co., Inc., B&B Enterprises, Inc., and its Shareholders, dated June 4, 2004.

2.5	e	Agreement and Plan of Merger by and between FindWhat.com, a Nevada corporation, and FindWhat.com, Inc., a Delaware corporation, dated September 2, 2004.

3.1	e	Amended and Restated Certificate of Incorporation of FindWhat.com, Inc.

3.2	e	Amended and Restated By-laws of FindWhat.com, Inc.

3.3	m	Audit Committee Charter, as adopted by the Audit Committee on December 16, 2004.

10.1	f+	Amended and Restated Executive Employment Agreement between FindWhat.com and Craig A. Pisaris Henderson.

10.2	f+	Amended and Restated Executive Employment Agreement between FindWhat.com and Phillip R. Thune.

10.3	g	Loan and Security Agreement by and between Fifth Third Bank, as lender, and FindWhat.com, as borrower, dated February 19, 2004.

10.4	h+	FindWhat.com 1999 Stock Incentive Plan, as amended.

10.5	m+	Form of Incentive Stock Option Agreement.

10.6	m+	Form of Non-Qualified Stock Option Agreement.

10.7	f+	Executive Employment Agreement between FindWhat.com and Dave Rae.

10.8	i+	FindWhat.com 2004 Stock Incentive Plan.

10.9	j+	Executive Employment Agreement between FindWhat.com and Anthony Garcia.

10.10	k+	Amended and Restated Executive Employment Agreement between FindWhat.com and Brenda Agius.

10.11	i+	EMI Replacement Option Plan.

10.12	m+	Form of Stock Option Agreement for the FindWhat.com 2004 Stock Incentive Plan.

10.13	i	Registration Rights Agreement dated as of June 30, 2004 among FindWhat.com and certain affiliates of Espotting Media Inc.

10.14	m	FAST Data Search 360 Perpetual License Agreement, dated December 29, 2004. (Redacted).

10.15	m+	Executive Employment Agreement between FindWhat.com and Sebastian Bishop.

Back to Contents

14.1	l	Code of Ethics.

14.2	m	Code of Business Conduct.

21.1	m	List of Subsidiaries.

23.1		Consent of Grant Thornton LLP.

23.2		Consent of Ernst & Young LLP.

24.1	m	Powers of Attorney.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Incorporated by reference to the exhibit previously filed on February 10, 2004 with FindWhat.com’s Form 8-K.

b.	Incorporated by reference to the exhibit previously filed on January 6, 2004 with FindWhat.com’s Form 8-K.

c.	Incorporated by reference to the exhibit previously filed on April 6, 2004 with FindWhat.com’s Form 8-K.

d.	Incorporated by reference to the exhibit previously filed on June 4, 2004 with FindWhat.com’s Form 8-K.

e.	Incorporated by reference to the exhibit previously filed on September 3, 2004 with FindWhat.com’s Form 8-K.

f.	Incorporated by reference to the exhibit previously filed on November 6, 2002 with FindWhat.com’s Form 10-QSB
.
g.	Incorporated by reference to the exhibit previously filed on March 12, 2004 with FindWhat.com’s Form S-4.

h.	Incorporated by reference to the exhibit previously filed on March 17, 2004 with FindWhat.com’s Form S-8.

i.	Incorporated by reference to the exhibit previously filed on August 6, 2004 with FindWhat.com’s Form 10-Q
.
j.	Incorporated by reference to the exhibit previously filed on May 15, 2001 with FindWhat.com’s Form 10-QSB.

k.	Incorporated by reference to the exhibit previously filed on November 9, 2004 with FindWhat.com’s Form 10-Q.

l.	Incorporated by reference to the exhibit previously filed on March 5, 2004 with FindWhat.com’s Form 10-K.

m.	Incorporated by reference to the exhibit previously filed on March 16, 2005 with FindWhat.com’s Form 10-K
.
+	Management compensatory contract or plan.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDWHAT.COM, INC.

Date: May 2, 2005	By:	/s/ Craig A. Pisaris-Henderson

Craig A. Pisaris-Henderson
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of May 2005.

Signature	Title

/s/ Craig A. Pisaris-Henderson	Chairman, Chief Executive Officer and Director

Craig A. Pisaris-Henderson	(principal executive officer)

*Phillip R. Thune	President, Chief Operating Officer and Director

Phillip R. Thune	(principal operating officer)

*Brenda Agius	Chief Financial Officer

Brenda Agius	(principal financial and accounting officer)

*Sebastian Bishop	Chief Marketing Officer and Director

Sebastian Bishop

*Daniel B. Brewster, Jr.	Director

Daniel B. Brewster, Jr.

*Frederick E. Guest II	Director

Frederick E. Guest II

*Gerald W. Hepp	Director

Gerald W. Hepp

*Charles Rothstein	Director

Charles Rothstein

*Lee S. Simonson	Director

Lee S. Simonson

*By:	/s/ Craig A. Pisaris-Henderson

Craig A. Pisaris-Henderson, Attorney-in-Fact

Back to Contents

Back to Contents

REPORT OF INDEPENDENT REGISTERED

CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
FindWhat.com, Inc.

We have audited the accompanying consolidated balance sheets of FindWhat.com, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FindWhat.com, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
March 16, 2005

Back to Contents

Report of Independent Registered Certified Public Accountants on Internal Controls

The Board of Directors and Shareholders of FindWhat.com, Inc.

We have audited management’s assessment, included in the accompanying Form 10-K/A, that FindWhat.com, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management’s assessment related to (i) purchase accounting, (ii) goodwill impairment, (iii) revenue recognition for private label agreements and other revenue agreements, excluding those related to FindWhat.com Network revenue (iv) personnel resources and technical accounting expertise, (v) quarterly and year-end financial statement close and review process, and (vi) segregation of duties, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: (i) insufficient controls over the determination and application of generally accepted accounting principles with respect to purchase accounting for certain 2004 acquisitions, (ii) insufficient controls over the determination and application of generally accepted accounting principles with respect to evaluating and measuring impairment of goodwill, (iii) insufficient controls over the determination and application of generally accepted accounting principles with respect to revenue recognition for private label agreements and other revenue agreements, excluding those related to FindWhat.com Network revenue, (iv) insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters, (v)

Back to Contents

insufficient controls over and review of the quarterly and year-end financial statement close and review process, and (vi) insufficient segregation of duties whereby financial accounting personnel had access to financial accounting IT applications and data and also performed incompatible duties with respect to the authorization, recording, and control activities. The first five of these material weaknesses affected several financial statement accounts, including accounts receivable and allowance for doubtful accounts, goodwill, deferred revenue, accrued expenses, stockholders’ equity, revenues and various expense accounts. As a result of the first five identified material weaknesses, the Company recorded various adjustments to the consolidated financial statements as of December 31, 2004 and for the year then ended. The sixth material weakness affects all financial statement accounts, however we did not identify any adjustments to our financial statements as a result of this control weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and this report does not affect our report dated March 16, 2005 on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Espotting Media, Inc., its wholly owned subsidiary that was acquired on July 1, 2004 and is included in the 2004 consolidated financial statements of the Company and constituted $240.4 million and $207.0 million of total and net assets, respectively, as of December 31, 2004 and $57.3 million and $3.4 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Espotting Media, Inc.

In our opinion, management’s assessment that FindWhat.com, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, FindWhat.com, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004 of FindWhat.com, Inc. and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Tampa, Florida
April 29, 2005

Back to Contents

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

/s/ GRANT THORNTON LLP

Tampa, Florida
January 30, 2003

Back to Index

FindWhat.com, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,220	$22,097
Short-term investments	25,004	37,113
Accounts receivable, less allowance for doubtful accounts of $3,095
and $223 at December 31, 2004 and 2003, respectively	26,117	5,051
Deferred tax assets	2,510	180
Note receivable	—	2,054
Income taxes receivable	1,626	758
Prepaid expenses and other current assets	1,555	2,554

Total current assets	86,032	69,807

PROPERTY AND EQUIPMENT – NET	16,755	4,695
INTANGIBLE ASSETS
Goodwill	201,183	—
Vendor agreements, net	18,736	—
Other intangible assets, net	15,567	—
DEFERRED TAX ASSETS	1,964	—
OTHER ASSETS	967	156

Total assets	$341,204	$74,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$17,255	$1,783
Accrued expenses	16,166	5,987
Deferred revenue	5,798	1,866
Current portion of long-term debt	3,941	—
Other current liabilities	760	—

Total current liabilities	43,920	9,636

DEFERRED TAX LIABILITIES	5,855	600
LONG-TERM DEBT	2,573	—
OTHER LONG-TERM LIABILITIES	1,177	115

Total liabilities	53,525	10,351

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized,
500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 and 50,000 shares, respectively; issued 30,502 and 21,428, respectively;
outstanding 30,459 and 21,421, respectively	31	21
Additional paid-in capital	247,132	52,884
Treasury stock; 43 and 7 shares at cost, respectively	(804)	(82)
Accumulated other comprehensive income	12,808	—
Retained earnings	28,512	11,484

Total stockholders’ equity	287,679	64,307

Total liabilities and stockholders’ equity	$341,204	$74,658

The accompanying notes are an integral part of these consolidated statements.

Back to Index

FindWhat.com, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002

Revenues	$169,470	$72,221	$42,805

Operating expenses
Search serving	6,069	2,802	1,925
Marketing, sales and service	98,979	40,963	23,597
General and administrative	25,145	8,604	5,797
Product development	5,548	1,520	589
Impairment loss on goodwill	1,140	—	—
Amortization	5,686	—	—

Total operating expenses	142,567	53,889	31,908

Income from operations	26,903	18,332	10,897
Other expense	(19)	—	—
Interest income, net	495	532	210
Exchange rate gain	339	—	—

Income before provision for income taxes	27,718	18,864	11,107

Income tax expense	10,690	7,106	371

Net income	$17,028	$11,758	$10,736

Net income per share
Basic	$0.65	$0.59	$0.63

Diluted	$0.60	$0.53	$0.56

Weighted-average number of common
shares outstanding
Basic	26,318	19,867	17,021

Diluted	28,518	22,076	19,130

The accompanying notes are an integral part of these consolidated statements.

Back to Index

FindWhat.com, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

					Additional Paid-In Capital	Treasury Stock	Deferred Service Cost	Accumulated Other Comprehensive Income	Retained Earnings (deficit)	Total Stockholders’ Equity	Comprehensive Income
	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance at January 1, 2002	—	$—	16,652	$17	$16,172	$(82)	$(15)	$—	$(11,010)	$5,082
Issuance of common stock and warrants in connection with private placement, net	—	—	1,000	1	5,214	—	—	—	—	5,215
Issuance of common stock in connection with exercises of stock options and warrants	—	—	525	—	867	—	—	—	—	867
Tax benefit of exercise of stock options	—	—	—	—	253	—	—	—	—	253
Amortization of service costs on warrants issued	—	—	—	—	—	—	15	—	—	15
Net income	—	—	—	—	—	—	—	—	10,736	10,736	$10,736

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$10,736

Balance at December 31, 2002	—	—	18,177	18	22,506	(82)	—	—	(274)	22,168
Issuance of common stock and warrants in connection with private placement, net	—	—	1,000	1	19,980	—	—	—	—	19,981	—
Issuance of common stock in connection with exercises of stock options and warrants	—	—	2,251	2	7,973	—	—	—	—	7,975	—
Tax benefit of exercise of stock options	—	—	—	—	2,425	—	—	—	—	2,425	—
Net income	—	—	—	—	—	—	—	—	11,758	11,758	$11,758

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$11,758

Balance at December 31, 2003	—	—	21,428	21	52,884	(82)	—	—	11,484	64,307
Issuance of common stock in connection with business acquisitions	—	—	8,001	9	186,934	—	—	—	—	186,943
Issuance of common stock in connection with exercises of stock options and warrants	—	—	1,073	1	3,309	—	—	—	—	3,310
Treasury stock received to satisfy accrued liabilities	—	—	—	—	—	(722)	—	—	—	(722)
Tax benefit of exercise of stock options	—	—	—	—	4,005	—	—	—	—	4,005
Foreign currency translation adjustment	—	—	—	—	—	—	—	12,808	—	12,808	$12,808
Net income	—	—	—	—	—	—	—	—	17,028	17,028	17,028

Comprehensive income	—	—	—	—	—	—	—	—	—	—	$29,836

Balance at December 31, 2004	—	$—	30,502	$31	$247,132	$(804)	$—	$12,808	$28,512	$287,679

The accompanying notes are an integral part of these consolidated statements.

Back to Index

FindWhat.com, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2004	2003	2002

Cash Flows from Operating Activities
Net income	$17,028	$11,758	$10,736
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for doubtful accounts	658	262	126
Depreciation and amortization	9,094	1,755	888
Impairment loss on goodwill	1,140	—	—
Equity based compensation	—	—	15
Tax benefit of stock option exercises	4,005	2,425	253
Deferred income tax expense (benefit)	1,944	890	(470)
Loss on sale of assets	24	11	—
Changes in operating assets and liabilities
Accounts receivable	(4,328)	(3,393)	(1,259)
Prepaid expenses and other current assets	2,557	(2,035)	(394)
Income taxes receivable	(856)	—	—
Other assets	(514)	(13)	(92)
Deferred revenue	1,080	623	736
Accounts payable, accrued expenses and other liabilities	(12,903)	3,226	1,176

Net Cash Provided by Operating Activities	18,929	15,509	11,715

Cash Flows from Investing Activities
Note receivable	2,054	(2,054)	—
Proceeds from the sale of assets	—	8	—
Purchase of short-term investments	(75,843)	(42,113)	(28,009)
Proceeds from short-term investments	87,952	9,185	24,824
Purchase of businesses, net of cash acquired	(20,343)	—	—
Purchase of equipment and furniture	(7,546)	(3,344)	(3,145)

Net Cash Used in Investing Activities	(13,726)	(38,318)	(6,330)

Cash Flows from Financing Activities

Payments made on capital leases and notes payable	(2,110)	(4)	(11)
Net proceeds from private placements	—	19,981	5,215
Proceeds received from exercise of stock options and warrants	3,310	7,975	867

Net Cash Provided by Financing Activities	1,200	27,952	6,071

Effect of Foreign Currency Exchange Rates	720	—	—

Increase in Cash and Cash Equivalents	7,123	5,143	11,456

Cash and Cash Equivalents, Beginning of Year	22,097	16,954	5,498

Cash and Cash Equivalents, End of Year	$29,220	$22,097	$16,954

Supplemental Disclosures of Cash Flow Information:
Interest paid	$82	$3	$8

Income taxes paid	$3,950	$4,193	$935

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy tax withholding liabilities	$722	$—	$—

Debt incurred for purchase of software license	$5,979	$—	$—

Common stock issued for business acquisitions and mergers	$186,943	$—	$—

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

Back to Index

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment, net at December 31, consisted of the following (in thousands):

	December 31,
	2004	2003

Technical equipment	$11,513	$6,439
Furniture	2,016	1,325
Leased assets	—	73
Leasehold improvements	114	65
Capitalized software	8,901	209

	22,544	8,111
Less accumulated depreciation and amortization	(5,789)	(3,416)

	$16,755	$4,695

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

NOTE E – ACCRUED EXPENSES

Accrued expenses at December 31, consisted of the following (in thousands):

	December 31,
	2004	2003

Revenue-sharing agreements	$4,995	$3,494
Accrued compensation	3,546	2,310
Professional fees	1,843	183
Earnout and acquisition related	1,820	—
Value added tax payable	1,298	—
Other taxes payable	1,068	—
Other	1,596	—

	$16,166	$5,987

The increase in accrued expenses in 2004 is primarily the result of the inclusion of liabilities from businesses acquired in 2004.

Back to Index

NOTE F – INTANGIBLE ASSETS

The balance in intangible assets at the end of the year consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$20,510	$(1,774)	$18,736	6
Developed technology	12,069	(1,820)	10,249	5
Customer relationships	4,392	(1,745)	2,647	5
Other definite-lived intangibles	1,105	(250)	855	7
Indefinite-lived intellectual property	1,816	—	1,816	Indefinite
Goodwill	201,183	—	201,183	Indefinite

	$241,075	$(5,589)	$235,486

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

The following table summarizes our long-term debt (in thousands):
	December 31,
	2004	2003

Obligation to Screensavers.com, principal and
interest payable monthly – net of discount of $6	$194	$—
Obligation to formers shareholders of Miva	341	—
Obligation to FAST Software-net of discount
of $321	5,979	—

Total long-term debt	6,514	—

Less current portion – net of discount of $50	(3,941)	—

Long-term debt	$2,573	$—

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

We have contractual obligations regarding future minimum payments under non-cancelable operating leases and guaranteed distributor payments, which consisted of the following at December 31, 2004 (in thousands):

	Operating Leases	Guaranteed Distribution Partner Payments

2005	$2,796	$1,389
2006	2,437	909
2007	1,157	109
2008	913	—
2009	801	—
Thereafter	2,394	—

	$10,498	$2,407

For the years ended December 31, 2004, 2003 and 2002 we recorded $1.8 million, $0.9 million and $0.3 million, respectively, as rent expense under leasing arrangements.

Back to Index

NOTE M – GEOGRAPHICAL INFORMATION

Summarized information by geographical locations is as follows (in thousands):

	For the Year Ended December 31,

	2004	2003

Revenues by location:
United States	$112,172	$72,221
U.K.	38,924	—
Other international	18,374	—

Total revenue	$169,470	$72,221

	As of	As of
	December 31,	December 31,
	2004	2003

Assets by location:
United States	$100,782	$74,658
U.K.	226,328	—
Other international	14,094	—

Total assets	$341,204	$74,658

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

Back to Index

NOTE O – INCOME TAXES

The provision for income taxes consists of the following (in thousands):
	For the Year Ended December 31,
	2004	2003	2002

Current:
United States federal	$6,167	$5,301	$717
State	922	915	124
Foreign	1,657	—	—

	8,746	6,216	841

Deferred:
United States federal and state	1,138	890	(470)
Foreign	806	—	—

	1,944	890	(470)

	$10,690	$7,106	$371

The components of income before income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002

United States	$21,877	$18,864	$11,107
Foreign	5,841	—	—

	$27,718	$18,864	$11,107

A reconciliation of the difference between the expected provision for income taxes using the statutory United States Federal tax rate and our actual provision is as follows (in thousands):

	For the Year Ended December 31,
	2004	2003	2002

Tax using statutory United States federal
tax rate	$9,701	$6,602	$3,776
Effect of state income taxes	922	687	355
Write-down of non-deductible costs in excess
of net assets of acquired companies	433	—	—
Foreign tax rate differential	(293)	—	—
Foreign operating losses not benefited	712	—	—
Transaction costs	(570)	—	—
Deferred tax asset valuation allowance	(94)	(183)	(3,822)
Other	(121)	—	62

	$10,690	$7,106	$371

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

Deferred taxes arise due to temporary differences in reporting of certain income and expense items for book purposes and income tax purposes. Detail of the significant components of deferred tax assets and liabilities in the accompanying consolidated balance sheet before netting within tax jurisdictions are as follows (in thousands):

	December 31,
	2004	2003

Deferred tax assets short-term
Accounts receivable allowances	$521	$—
Accruals	359	92
Net operating losses	1,630	—
Other	—	88

Total	2,510	180

Deferred tax assets long-term
Intangibles	95	—
Accruals	400	—
Net operating losses	18,198	—
Valuation allowance	(10,487)	—

Total	8,206	—

Deferred tax liabilities
Capitalized software	(697)	—
Fixed assets	(1,280)	(600)
Intangibles	(9,866)	—
Other	(254)	—

Total	(12,097)	(600)

Net deferred tax liabilities	$(1,381)	$(420)

Back to Index

At December 31, 2004, we are limited to annual net operating loss (NOL) utilization in the United States of $4.0 million, and have foreign NOL carryforwards, which are comprised of (in thousands):

	United
Expire	States	Foreign

2006	$—	$606
2007	—	4,387
2008	—	3,001

2016	28	—
2017	—	2,080
2018	5	987
2019	4,634	826
2020	12,897	—
2021	8,377	—
2022	679	—
2023	205	—
2024	1,598	—
Indefinite	—	16,529

Total	$28,423	$28,416

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

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,
	2004	2003	2002

Volatility	56.7%	63.1%	85.2%
Risk-free rate	3.9%	4.0%	4.2%
Expected life	8.0 Years	10.0 Years	8.8 Years
Expected dividends	—	—	—

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

As of December 31, 2004, 2003 and 2002, we had warrants outstanding to purchase approximately 0.3 million, 0.3 million and 2.3 million shares of our common stock, respectively, at a weighted average exercise price of $3.40, $3.36 and $3.59, respectively. The warrant activity during the years ended December 31, 2004, 2003 and 2002 is summarized below (in thousands, except for per share amounts):

		Average
		Exercise
	Warrants	Price

Balance, December 31, 2001	2,629	$3.31
Granted	—	—
Exercised	(371)	1.60
Canceled	—	—

Balance, December 31, 2002	2,258	3.59
Granted	—	—
Exercised	(1,938)	3.64
Canceled	(25)	2.50

Balance, December 31, 2003	295	3.36
Granted	—	—
Exercised	(12)	2.50
Canceled	—	—

Balance, December 31, 2004	283	$3.40

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

2005	$—
2006	717
2007	845
2008	845
2009	845
Thereafter	1,013

$4,265

Back to Index

FindWhat.com, Inc.
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at the Beginning of Period	Charges to Earning	Charges to Other Accounts		Acquisitions		Deductions		Balance at End of Period

Allowance for doubtful accounts:

Year Ended December 31, 2004	$223	$658	$235	(1)	$2,194	(2)	$(215)	(3)	$3,095

Year Ended December 31, 2003	$95	$262	$—		$—		$(134)	(3)	$223

Year Ended December 31, 2002	$22	$126	$—		$—		$(53)	(3)	$95

Income tax valuation allowance:

Year Ended December 31, 2004	$—	$(94)	$1,199	(1)	$9,382	(2)	$—		$10,487

Year Ended December 31, 2003	$183	$(183)	$—		$—		$—		$—

Year Ended December 31, 2002	$4,005	$(3,822)	$—		$—		$—		$183

(1)	Change due to foreign currency translation, which is included in other comprehensive income
(2)	Includes amount from merger with Espotting completed in 2004
(3)	Write-off fully reserved accounts receivable