Form 10-Q
period 2005-03-31
FINDWHAT COM INC
filed 2005-05-10
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,697,423 shares of Common Stock, $.001 par value, were outstanding at April 29, 2005.

Back to Contents

FORM 10-Q

FindWhat.com, Inc.

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

FindWhat.com, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	March 31,	December 31,
ASSETS	2005	2004

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$32,703	$29,220
Short-term investments	17,096	25,004

Accounts receivable, less allowance for doubtful accounts of $2,824 and $3,095 at March 31, 2005 and December 31, 2004, respectively	26,903	26,117
Deferred tax assets	2,417	2,510
Prepaid expenses and other current assets	3,813	3,181

Total current assets	82,932	86,032

PROPERTY AND EQUIPMENT – NET	18,247	16,755
INTANGIBLE ASSETS
Goodwill	197,357	201,183
Vendor agreements, net	17,487	18,736
Other intangible assets, net	14,598	15,567
DEFERRED TAX ASSETS, NET OF VALUATION ALLOWANCE	823	1,964
LONG-TERM DEPOSITS	1,633	614
OTHER ASSETS	132	353

Total assets	$333,209	$341,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$32,284	$33,421
Deferred revenue	4,323	5,798
Current portion of long-term debt	365	3,941
Other current liabilities	799	760

Total current liabilities	37,771	43,920

DEFERRED TAX LIABILITIES	5,412	5,855
LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	3,310	3,750

Total liabilities	46,493	53,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 30,715 and 30,502, respectively; outstanding 30,672 and 30,459, respectively	31	31
Additional paid-in capital	248,205	247,132
Treasury stock; 43 shares at cost	(804)	(804)
Accumulated other comprehensive income	7,571	12,808
Retained earnings	31,713	28,512

Total stockholders’ equity	286,716	287,679

Total liabilities and stockholders’ equity	$333,209	$341,204

See notes to unaudited condensed consolidated financial statements.

Back to Contents

FindWhat.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

Revenues	$58,188	$24,686

Operating expenses
Search serving	2,948	844
Marketing, sales and service	36,185	13,540
General and administrative	9,903	3,459
Product development	1,993	600
Amortization	1,975	189

Total operating expenses	53,004	18,632

Income from operations	5,184	6,054
Interest income, net	101	180
Exchange rate loss	(62)	—

Income before provision for income taxes	5,223	6,234

Income tax expense	2,022	2,432

Net income	$3,201	$3,802

Net income per share
Basic	$0.10	$0.17

Diluted	$0.10	$0.16

Weighted-average number of common shares outstanding
Basic	30,613	21,899

Diluted	32,367	24,053

See notes to unaudited condensed consolidated financial statements.

Back to Contents

FindWhat.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

Common stock
Balance, beginning of period	$31	$21
Issuance of common stock in connection with business acquisitions	—	1
Common stock issued related to stock option and warrant exercises	—	1

Balance, end of period	31	23

Additional paid-in-capital
Balance, beginning of period	247,132	52,884
Issuance of common stock in connection with business acquisitions	—	18,563
Common stock issued related to stock option and warrant exercises	937	938
Common stock issued related to Tax benefit of exercise of stock options	136	—

Balance, end of period	248,205	72,385

Treasury stock

Balance, beginning and end of period	(804)	(82)

Retained earnings
Balance, beginning of period	28,512	11,484
Net income	3,201	3,802

Balance, end of period	31,713	15,286

Accumulated other comprehensive income
Balance, beginning of period	12,808	—
Foreign currency translation adjustment	(5,237)	—

Balance, end of period	7,571	—

Stockholders’ Equity	$286,716	$87,612

Comprehensive income (loss)
Net income	$3,201	$3,802
Other comprehensive income Foreign currency translation adjustment	(5,237)	—
Comprehensive income (loss)	$(2,036)	$3,802

	Number of Shares

Common stock
Balance, beginning of period	30,502	21,428
Issuance of common stock in connection with business acquisitions	—	1,001
Common stock issued related to stock option and warrant exercises	213	419

Balance, end of period	30,715	22,848

See notes to unaudited condensed consolidated financial statements.

Back to Contents

FindWhat.com, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2005	2004

Cash Flows from Operating Activities
Net income	$3,201	$3,802
Adjustments to reconcile net income to net cash
provided by operating activities
Provision for (recoveries of) doubtful accounts	(43)	77
Depreciation and amortization	3,208	780
Tax benefit of stock option exercises	136	—
Deferred income tax expense	2,172	—
Loss on sale of assets	50	—
	Changes in operating assets and liabilities
Accounts receivable	(1,351)	(932)
Prepaid expenses and other current assets	3	(586)
Income taxes receivable	(667)	—
Other assets	(818)	(15)
Deferred revenue	(1,356)	139
Accounts payable, accrued expenses and other liabilities	(1,372)	343

Net Cash Provided by Operating Activities	3,163	3,608

Cash Flows from Investing Activities
Purchase of short-term investments	(17,217)	(13,217)
Proceeds from short-term investments	25,125	35,910
Purchase of businesses, net of cash acquired	(1,499)	(6,464)
Purchase of equipment and furniture	(2,852)	(1,153)

Net Cash Provided by Investing Activities	3,557	15,076

Cash Flows from Financing Activities
Payments made on capital leases and notes payable	(341)	(959)
Payments made on software license obligation	(3,500)	—
Proceeds received from exercise of stock options and warrants	937	939

Net Cash Used in Financing Activities	(2,904)	(20)

Effect of Foreign Currency Exchange Rates	(333)	—

Increase in Cash and Cash Equivalents	3,483	18,664

Cash and Cash Equivalents, Beginning of Period	29,220	22,097

Cash and Cash Equivalents, End of Period	$32,703	$40,761

Supplemental Disclosures of Cash Flow Information:
Interest paid	$75	$75

Income taxes paid	$155	$700

See notes to unaudited condensed consolidated financial statements.

Back to Contents

FindWhat.com, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NOTE A – NATURE OF BUSINESS

FindWhat.com, Inc. is a corporation organized under the laws of the State of Delaware. FindWhat.com, Inc. and its direct and indirect wholly-owned operating subsidiaries, BeFirst Internet Corporation, Espotting Media Inc. (“Espotting”), Miva Corporation (“Miva”), Comet Systems, Inc. (“Comet”) and B&B Advertising, Inc. (“B&B”) are collectively referred to as “we,” “us,” “our,” “FindWhat.com” or “the Company”. We offer proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers.

To accomplish this full circle e-commerce offering, we provide five related, proprietary services under two lines of business:

•	Performance-based Marketing

o	FindWhat.com Network™ The FindWhat.com Network is a performance-based, keyword-targeted advertising service that distributes advertisements throughout the Internet each day, primarily in North America;

o	Espotting Network. As with the FindWhat.com Network, the Espotting Network distributes advertisements throughout the Internet each day primarily in Europe. Espotting operates in the U.K., France, Germany, Italy, Spain, Scandinavia and other European countries;

o	Private Label. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using all or a portion of our turn-key operation;

o	Primary Traffic. We offer services such as connected desktop consumer software that allow us to establish a direct relationship with Internet users. These services create a direct source of traffic for our advertisers and enable us to obtain additional information about maximizing paid listings opportunities on the Internet on behalf of our network traffic partners; and

•	Merchant Services Division. We offer commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet through our subsidiary, Miva Corporation. Our Merchant Services division includes Miva Merchant, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

We offer our marketing services on three continents: the FindWhat.com Network in North America, the Espotting Network in Europe and Listop (a performance-based, keyword-targeted advertising service offered through a private label agreement with Mitsui & Co., Ltd.) in Asia.

These condensed unaudited financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Back to Contents

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation

These condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these condensed consolidated financial statements. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

The following table summarizes our pro forma results as if we had recorded stock-based compensation expense related to employees and directors for the three months ended March 31, 2005 and 2004, using the fair value method of FASB Statement No. 123, as amended by FASB Statement No. 148 using the Black-Scholes option valuation methodology (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2005	2004

Net income, as reported	$3,201	$3,802
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(3,512)	(1,883)

Pro forma net income (loss)	$(311)	$1,919

Earnings (loss) per share:
Basic – as reported	$0.10	$0.17

Basic – pro forma	$(0.01)	$0.09

Diluted – as reported	$0.10	$0.16

Diluted – pro forma	$(0.01)	$0.08

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

Back to Contents

FASB Statement No. 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005 (January 1, 2006 in our case).

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

Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FASB Statement No. 123(R). Compensation expense calculated under FASB Statement No. 123(R) may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. In addition, upon adoption of FASB Statement No. 123(R) we may choose to use a different valuation model to value the compensation expense associated with employee stock options. FASB Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $0.1 million for the three months ended March 31, 2005. There were no such cash flows recorded in the same period in 2004.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB No. 107 on our consolidated financial statements.

3. Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include acquisition liabilities, allowances for doubtful accounts, estimates of future cash flows associated with asset impairment evaluations, useful lives for depreciation and amortization, loss contingencies, income taxes and tax valuation reserves. Actual results could differ materially from these estimates.

Miva’s results of operations for the three months ended March 31, 2005 were below the projections used in our 2004 annual impairment review, and if this trend continues, we will need to revise our projections further and may need to recognize impairment losses in the interim periods of 2005. As of March 31, 2005, we had $3.3 million of goodwill recorded related to Miva.

Back to Contents

4. Reclassifications

We held auction rate certificates and an insurance annuity that prior to December 31, 2004 were presented in our financial statements as cash equivalents due to the highly liquid nature of these investments. We have reconsidered this classification and accordingly as of March 31, 2004 have reclassified $14.4 million of the auction rate certificates and the insurance annuity to “available-for-sale” securities and have segregated them from cash and cash equivalents. This classification change had the impact of increasing cash flows from investing activities by $22.7 million in the three months ended March 31, 2004, in the statement of cash flows.

NOTE C – MERGERS AND ACQUISITIONS

Mergers and acquisitions completed in 2004 include the following:

Entity	Date of Acquisition/Merger	Aggregate Purchase Price	Cash Portion of Purchase Price

Miva	January 1, 2004	$6,202	$1,336
Comet	March 22, 2004	25,245	9,398
B&B	June 4, 2004	10,367	9,517
Espotting	July 1, 2004	183,875	12,040

The cash portion related to Comet and B&B includes amounts earned with respect to earnout agreements based on Comet and B&B’s operating performance through March 31, 2005. Goodwill of approximately $197.4 million and other intangible assets of approximately $39.3 million were recorded as a result of the acquisitions.

The acquisition agreement with Comet contains an earnout agreement that provided for the potential for former Comet stockholders to earn up to an additional $10.0 million in purchase consideration upon achieving certain performance targets. As of March 31, 2005, one of the contractual earnout periods had ended and approximately $1.1 million had been earned, with an additional $5.0 million available in the second and final earnout period to end on December 31, 2005.

The acquisition agreement with B&B contains an earnout provision that could potentially increase the purchase consideration paid to the previous owners of the assets up to $10.3 million. As of March 31, 2005, approximately $5.0 million of this amount had been paid, with the remaining amount payable quarterly if certain performance targets are met through November 2005.

The purchase price allocations for Miva, Comet, B&B and Espotting were finalized in 2004.

The results of operations of Miva, Comet, B&B and Espotting have been included in our statements of operations since the completion of the acquisitions on January 1, 2004, March 22, 2004, June 4, 2004 and July 1, 2004, respectively. The following unaudited pro forma information presents a summary of the results of our operations assuming the acquisitions of Miva, Comet, B&B and Espotting occurred on January 1, 2004 (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2005	2004

	(unaudited)	(unaudited)
Net revenues	$58,188	$61,305
Net income	$3,201	$5,591
Net income per share – basic	$0.10	$0.19
Net income per share – diluted	$0.10	$0.17

Back to Contents

NOTE D – INTANGIBLE ASSETS

The balance in intangible assets as of March 31, 2005 consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$20,076	$(2,589)	$17,487	6
Developed technology	12,053	(2,420)	9,633	5
Customer relationships	4,346	(1,934)	2,412	5
Other definite-lived intangibles	1,096	(359)	736	7
Indefinite-lived intellectual property	1,817	—	1,817	Indefinite
Goodwill	197,357	—	197,357	Indefinite

	$236,744	$(7,301)	$229,442

The balance in intangible assets as of December 31, 2004 consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$20,510	$(1,774)	$18,736	6
Developed technology	12,069	(1,820)	10,249	5
Customer relationships	4,392	(1,745)	2,647	5
Other definite-lived intangibles	1,105	(250)	855	7
Indefinite-lived intellectual property	1,816	—	1,816	Indefinite
Goodwill	201,183	—	201,183	Indefinite

	$241,075	$(5,589)	$235,486

All of the intangible assets were acquired in 2004 related to the acquisition or merger of Miva, Comet, B&B and Espotting. The weighted average useful economic life for all definite-lived intangibles is approximately six years. No significant residual value is estimated for the intangible assets.

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows (in thousands):

	United States	U.K.	Total

Balance as of January 1, 2005	$11,923	$189,260	$201,183
Additional purchase price consideration due pursuant to earnouts	2,194	—	2,194
Income tax adjustments	—	(1,378)	(1,378)
Foreign currency translation adjustments	—	(4,642)	(4,642)

Balance as of March 31, 2005	$14,117	$183,240	$197,357

The income tax adjustments to goodwill relate primarily to the partial utilization of NOLs which were offset by valuation allowances established in our accounting for our acquisition of Espotting and the tax benefits of certain stock options exercised by Espotting option holders. At March 31, 2005 we have $199.2 million of intangible assets that are not subject to amortization. Additionally, our goodwill is not deductible for income tax purposes.

Back to Contents

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited experience on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. Should 2005 and future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized.

As of March 31, 2005, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2005	$4,963
2006	6,412
2007	6,107
2008	5,802
2009	3,984
Thereafter	3,000

$30,268

NOTE E – PER SHARE DATA

As of March 31, 2005, options and warrants outstanding to purchase 2.2 million shares of our common stock at a price range of $13.29-$26.81 were excluded from the dilutive earnings per share calculation because they were anti-dilutive.

The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Three Months Ended March 31,
	2005	2004

Weighted-average number of common shares outstanding-basic	30,613	21,899

Dilutive effect of stock options and warrants	1,754	2,154

Weighted-average number of common shares outstanding – diluted	32,367	24,053

NOTE F – LITIGATION

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

Back to Contents

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

It is the opinion of management, based on its reliance on the opinion of our outside legal counsel, that we do not infringe upon any valid and enforceable claims of the patents held by Overture Services. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the `361 patent held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amount of losses had been accrued as of March 31, 2005 for this matter.

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

Lane’s Gifts and Collectibles Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines or web publishers as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. We were served in March 2005, and the case was removed by certain of our codefendants under the Class Action Fairness Act to the Western District of Arkansas, Texarkana Division, on March 31, 2005. Two plaintiffs – Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. – voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We filed a Motion to Dismiss on April 20, 2005 on the grounds, among others, that we have no business or other relationship with the remaining plaintiffs and therefore cannot be liable to them under the asserted causes of action. We have not assessed the validity of the claims or the amount of potential damages beyond those facts necessary to file our Motion to Dismiss; however, we intend to defend the claims vigorously. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amount of losses had been accrued as of March 31, 2005 for this matter.

Back to Contents

Other Litigation

We have been made aware that a number of purported class action lawsuits have been filed against us and certain of our officers and directors in the United States District Court for the Middle District of Florida in early May 2005 on behalf of investors in FindWhat.com’s common stock during the period between January 5, 2004 and May 4, 2005 alleging that we and certain of our officers and directors violated securities laws. We will undertake a complete review of these allegations as further details become available, and expect to vigorously defend ourselves and our officers and directors who were named in these actions. Regardless of the outcome, these litigations could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amounts for losses have been accrued as of May 10, 2005.

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

NOTE G – COMMITMENTS AND CONTINGENCIES

Our largest ongoing contractual cash payments are to our distribution partners. These payments are funded by payments from our advertisers for the paid click-throughs (visitors) delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through March 2007, although most of our distribution partner agreements require payments only to the extent of actual click-throughs.

We have contractual obligations regarding future minimum payments under non-cancelable operating leases and guaranteed distributor payments, which consisted of the following at March 31, 2005 (in thousands):

	Operating Leases	Guaranteed Distribution Partner Payments

2005	$2,276	$1,237
2006	3,660	839
2007	2,465	94
2008	2,247	—
2009	2,198	—
Thereafter	4,040	—

	$16,886	$2,170

Back to Contents

NOTE H – GEOGRAPHICAL INFORMATION

Summarized information by geographical locations is as follows (in thousands):

	For the Three Months Ended March 31,

	2005	2004

Revenues by location:
United States	$27,129	$24,686
United Kingdom	20,262	—
Other international	10,797	—

Total revenue	$58,188	$24,686

	As of March 31, 2005	As of December 31, 2004

Assets by location:
United States	$100,570	$100,782
United Kingdom	218,254	226,328
Other international	14,385	14,094

Total assets	$333,209	$341,204

Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to one of several European entities, including France, Germany, Spain, Italy, Sweden, Denmark and Norway that are a part of Espotting.

NOTE I – REVENUE ITEMS IN CURRENT QUARTER

In the first quarter of 2005, we recognized $0.8 million in fees for services previously recorded as deferred revenue with respect to a partner agreement in our FindWhat.com Network/Private Label Division. All of this revenue was contractually non-refundable and was recognized as the result of the termination of the associated agreement.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Business Risks” included in this report.

Overview

We create and offer proprietary performance-based marketing and commerce enabling services that help businesses of all sizes throughout the business cycle in reaching prospects, converting prospects to customers and then retaining those customers.

To accomplish this full circle e-commerce offering, we provide five related, proprietary services under two lines of business:

•	Performance-based Marketing

o	FindWhat.com Network.™ The FindWhat.com Network is a performance-based, keyword-targeted advertising service that distributes advertisements throughout the Internet each day, primarily in North America;

o	Espotting Network. As with the FindWhat.com Network, the Espotting Network distributes advertisements throughout the Internet each day primarily in Europe. Espotting operates primarily in the United Kingdom, France, Germany, Italy, Spain, Scandinavia and other European countries;

o	Private Label. Our Private Label service offers large companies the opportunity to brand and sell their own performance-based, keyword-targeted advertising service using all or a portion of our turn-key operation;

o	Primary Traffic. We offer services such as toolbars, screensavers and other unique and effective interactive products and services that allow us to establish a direct relationship with Internet users. These services create a direct source of traffic for our advertisers and enable us to maximize paid listings opportunities on the Internet on behalf of our network traffic partners.

•	Merchant Services Division. We offer commerce-enabling products and services that help online businesses capitalize on opportunities unique to transacting business on the Internet through our subsidiary, Miva Corporation. Our Merchant Services division includes Miva Merchant, a leading e-commerce development system that allows a merchant to create a complete online store within an existing website or when creating a new website.

During the first quarter of 2005, our revenue and expenses increased substantially over the same period in 2004, primarily due to the inclusion of operating results from acquisitions completed in 2004. Miva’s results have been included for the entire 2004 and 2005 periods presented. Our 2005 results include the operations of Comet, B&B and Espotting for the entire period. In the first quarter of 2004, results from Comet have been included from the date of its acquisition, March 22, 2004, and our consolidated results do not reflect the operations of B&B or Espotting, which were acquired subsequent to the end of the first quarter. The results of all acquired companies are included in our consolidated results from the dates of their respective acquisition/merger. Our revenue is expected to increase in 2005 compared to 2004 as the full-year effect of the 2004 acquisitions will be reflected in our consolidated statements, and our acquired businesses are expected to grow.

Back to Contents

Click-through revenue from the FindWhat.com and Espotting Networks, Pay Per Call revenue, private label revenue, and revenue from our primary traffic sources are recognized when earned, which is based primarily on the actual click-through or call activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or if we believe collection is probable for those customers to whom we extend credit. Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from support arrangements is accounted for as a subscription, with billings recorded as deferred revenue and recognized as revenue ratably over the contract term.

Recent Developments

On May 5, 2005, we announced that, beginning in late April 2005, we began to remove certain distribution partners and/or their sub-affiliates from our networks.  Our efforts in this regard are ongoing and we anticipate removing additional distribution partners and/or their affiliates in the near future.  Traffic from the partners we have removed to date generated approximately 5% of our revenues from the quarter ended March 31, 2005.  We believe when these current efforts are concluded, this percentage will be higher, although the exact percentage is not yet known.  We believe these partners and/or their sub-affiliates had developed methods for obtaining new users that did not follow our distribution guidelines. During our past and as a matter of ongoing business practice, we remove distribution partners from our networks or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners if the partners do not meet our guidelines.

Organization of Information

Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of operations

•	Liquidity and capital resources

•	Use of estimates and critical accounting policies

•	Forward-looking statements

RESULTS OF OPERATIONS

We commercially launched the FindWhat.com Network in September 1999, our first private label agreement commenced in September 2002, we acquired Miva in January 2004, Comet in March 2004, B&B in June 2004 and in July 2004, through a subsidiary, we merged with Espotting. When making comparisons between the three month periods ended March 31, 2005 and 2004, readers should note that the results of operations of Comet, B&B and Espotting have been included in our statements of operations since the consummation date of each such acquisition or merger, and have contributed to increases in our revenue and operating expenses in 2005 compared to 2004. The operations of Comet, B&B and Espotting are being integrated with our operations. Accordingly, their future stand-alone impact may be difficult to isolate. Readers should also note that we do not anticipate our historical growth rates to continue.

Revenue

During the three months ended March 31, 2005, revenue was $58.2 million, an increase of $33.5 million, or 136%, compared to the same period in 2004. The increase in revenue is primarily the result of the inclusion of results from businesses acquired during 2004.

Back to Contents

During the three months ended March 31, 2005 and 2004, no advertiser account represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, traffic purchased from one of these distribution partners represented over 10% of consolidated revenue in the three months ended March 31, 2005 and 2004.

In October 2004, we ceased the display of online gambling-related advertising to users on the FindWhat.com Network with Internet protocol, or IP, addresses originating from the United States or for which we cannot determine the country of origin.  As part of our ongoing efforts with respect to delivering quality prospects to our advertisers, in the second half of the fourth quarter of 2004, we ceased displaying advertisements through certain distribution partners and their affiliates whose traffic did not adequately convert to revenue for our advertisers. In late April 2005, we began to remove from our networks certain distribution partners and/or their sub-affiliates representing a meaningful percentage of daily click-through revenue, thereby negatively affecting our expected financial performance. We believe these partners and/or their sub-affiliates had developed methods for obtaining new users that did not follow our distribution guidelines. During our past and as a matter of ongoing business practice, we remove distribution partners from our networks or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners if the partners do not meet our guidelines.  The effect of all of these changes has been a reduction of our overall click-through revenue.

In the first quarter of 2005, we recognized $0.8 million in fees for services previously recorded as deferred revenue with respect to a partner agreement in our FindWhat.com Network/Private Label Division. All of this revenue was contractually non-refundable and was recognized as the result of the termination of the associated agreement.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 and 2004 were as follows (in millions, except percentages):

	For the Three Months Ended March 31,
	2005	2004	Change	% Increase

Search serving	$2.9	$0.8	$2.1	249%
Marketing, sales and service	36.2	13.5	22.6	167%
General and administrative	9.9	3.5	6.4	186%
Product development	2.0	0.6	1.4	232%
Amortization of intangible assets	2.0	0.2	1.8	945%

	$53.0	$18.6	$34.4	184%

Search Serving- Search serving expense consists primarily of costs associated with designing and maintaining the technical infrastructure which supports our various services, fees paid to telecommunications carriers for Internet connectivity and costs for providing algorithmic search results. Costs associated with the technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment and software license fees.

The increase from the three months ended March 31, 2004 to the same period in 2005 was primarily the result of incremental expenses across all categories associated with acquisitions completed during 2004 (approximately $1.8 million). In addition, search serving expenses increased due to increases in depreciation of recently acquired technical equipment and hub costs.

Back to Contents

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

The primary reason for the increase in marketing, sales and service expenses for the first three months of 2005 compared with the same period in 2004 was the inclusion of results from companies acquired in 2004 (approximately $25.9 million). These amounts were offset by a reduction in amounts payable related to revenue sharing arrangements with our distribution partners in the FindWhat.com network during the period, due to lower revenue on their traffic.

Revenue sharing and other fees paid to distribution partners represent the largest component of our marketing, sales and service expense. We expect to continue to invest in marketing, sales and service, particularly in the remainder of 2005 when we expect to launch a significant global branding initiative. In addition, continued investment in marketing, sales and service—including attracting: a) advertisers and distribution partners to join and utilize the FindWhat.com and Espotting Networks, b) additional private label partners, c) Internet users to sign-up for Comet’s services and d) merchants to buy Miva’s products and services—is critical to attaining our strategic objectives.

General and Administrative - General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; credit card fees; costs related to leasing, maintaining and operating our facilities; insurance; recruiting fees; bad debt; fees for professional services; expenses and fees associated with the reporting and other obligations of a public company; travel costs for administrative personnel; depreciation of furniture and equipment not related to search serving or product development activities; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors and other professionals in connection with operating our business, supporting litigation and evaluating and pursuing new opportunities.

The increase in general and administrative expenses in the first three months of 2005 compared to the same period in 2004 was due primarily to the inclusion of results from acquisitions completed during 2004 (approximately $3.7 million), along with increases in legal and auditing fees, personnel costs and costs associated with being a public company, including costs related to Sarbanes-Oxley compliance.

We expect additional increases in general and administrative expenses in the future as we incur costs necessary to manage the changes in our business model, as we litigate our patent-related lawsuits with Overture Services as well as other lawsuits in which we are a party and as we evaluate and pursue new strategic opportunities. We now believe that legal expenses related to pending litigation could cost approximately $1.0 million or more per quarter until the various cases are resolved, with significantly higher expense ($2.0 to $3.5 million) during the second quarter of 2005 due to the Overture Services litigation. Our legal expenses may increase significantly as a result of recently filed class action lawsuits against us; however no meaningful estimate of the expenses associated with these lawsuits can be calculated at this time. The Overture Services matter went to trial on April 19, 2005.

Product Development - Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality for our proprietary services and depreciation for related equipment used in product development. The increase in product development expenses during the first quarter of 2005 in comparison with the same period in 2004 was primarily due to incremental expenses resulting from acquisitions completed in 2004 (approximately $1.1 million) along with increases in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase in the future.

Back to Contents

Amortization - Amortization expense recorded in the three months ended March 31, 2004 includes amortization related to the intangible assets established upon the acquisition of Miva and Comet, which were completed on January 1, 2004 and March 22, 2004, respectively. The amounts recorded in the three months ended March 31, 2005 also include amounts related to the acquisition of B&B and our merger with Espotting, which were completed on June 4, 2004 and July 1, 2004, respectively. We expect to continue purchasing assets or businesses, which may result in additional intangible assets and amortization expense.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income was $0.1 million in the three months ended March 31, 2005 compared with $0.2 million for the comparable period in 2004. Interest income decreased primarily due to the fact that average cash, cash equivalents and short-term investments in the first quarter of 2005 decreased from the amount available during the same period in 2004. As of March 31, 2005, our balance in cash, cash equivalents and short-term investments was $49.8 million, a reduction from the $55.2 million recorded as of March 31, 2004.

Income Taxes

During the three months ended March 31, 2005, we recorded a provision for income taxes of $2.0 million, compared with $2.4 million in the comparable period in 2004. The tax provision in both periods represents an approximate 39% effective tax rate. The rate in both periods represents our approximate statutory tax rate.

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities for which income tax benefits are expected to be realized in future years. Deferred tax assets are reviewed for recoverability based on projections of future operating results.

As of March 31, 2005, we have recorded $12.8 million in deferred tax assets offset by a valuation allowance of $9.6 million (a total of $3.2 million in current and long-term net deferred tax assets) and deferred tax liabilities of $5.4 million. The valuation allowance was established to reduce those net deferred tax assets primarily resulting from our acquisition of Espotting, due to its history of cumulative losses. Utilization of those NOL’s is reflected as an adjustment to goodwill and will not be reflected in our results of operations. The net balance in our deferred taxes relates primarily to NOLs associated with domestic companies we acquired in 2004.

Net Income

As a result of the factors described above, we generated net income of approximately $3.2 million, or $0.10 per basic and diluted share, in the three months ended March 31, 2005. In the same period in 2004, we generated $3.8 million in net income, or $0.17 per basic share and $0.16 per diluted share.

Diluted weighted average common shares outstanding increased 8.3 million shares from 24.1 million shares as of March 31, 2004 to 32.4 million as of March 31, 2005. The increase in shares is due to the impact of approximately 8.7 million shares and options to purchase shares issued during 2004 to acquire Miva, Comet and Espotting.

Impact of Foreign Currency Translation

As a result of our merger with Espotting in 2004, our international net revenues were $31.1 million in the three months ended March 31, 2005. Prior to the third quarter of 2004, we had no international revenue. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income. Similarly, our consolidated net revenues, operating expenses and net income will decrease in the event the U.S. Dollar strengthens against foreign currencies.

Back to Contents

During the first quarter of 2005, the U.S. Dollar strengthened against the British Pound and the Euro. Had the exchange rates not changed from December 31, 2004, our net revenues for the three months ended March 31, 2005 would have been less than $1.0 million higher than we reported using the actual exchange rates for 2005. In addition, had the exchange rates not changed from the end of the year, operating expenses also would have been less than $1.0 million higher than we reported using actual exchange rates for 2005.

We expect our international operations will continue to grow in significance as we develop and expand our global marketplace. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income. See the information in Item 3 under “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. From inception through March 31, 2005, we have raised net proceeds of approximately $33.6 million through private equity financings and received approximately $13.6 million in proceeds from the exercise of warrants and options. During the three months ended March 31, 2005, we generated cash from operations of approximately $3.2 million.

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

Net cash provided by operating activities totaled approximately $3.2 million during the three months ended March 31, 2005 compared to approximately $3.6 million in the same period in the prior year. In the first quarter of 2005, positive cash flow generated from net income, non-cash expenses, tax benefit from the exercise of stock options, and changes in deferred taxes totaled approximately $8.7 million. These amounts were offset by increases in accounts receivable, income taxes receivable and other assets of $2.8 million and decreases in deferred revenue, accounts payable and accruals of $2.7 million. Accounts receivable and other assets increased due to increased receivables from Private Label customers and deposits required in advance of leases for new facilities. Decreases in deferred revenue, accounts payable and accrued expenses were the result of reductions in accruals for affiliate payments in the FindWhat.com network and lower accruals for employee related expenses in the period.

Back to Contents

Net cash provided by investing activities totaled approximately $3.6 million during the first three months of 2005. The amount provided in 2005 consisted primarily of cash from the sale of short-term investments offset by purchases of short-term investments, capital expenditures for equipment, furniture and fixtures and payments made on earnouts related to the acquisition of B&B. In the same period in 2004, net cash provided by investing activities consisted primarily of proceeds from the sale of short-term investments offset by purchases of short-term investments, capital expenditures and cash payments, net of cash acquired, made related to the acquisitions of Miva and Comet.

Net cash used in financing activities in the first quarter of 2005 was $2.9 million, which primarily consisted of a $3.5 million payment made pursuant to a perpetual software license agreement with FAST Search and Transfer. In addition, there were payments made on a note payable during the period. These amounts were offset by $0.9 million of proceeds from the exercise of stock options. During the same period in 2004, payments made on capital leases and notes payable were $1.0 million, which was offset by proceeds from the exercise of stock options of $0.9 million.

As of February 19, 2004, we entered into a $10.0 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. Outstanding borrowings under the loan will bear interest at LIBOR plus 275 basis points per annum and are secured by substantially all of our assets. The initial commitment fee was $25,000 and there are no other continuing fees. As of March 31, 2005 we have made no borrowings under this loan facility.

Our principal sources of liquidity consist of approximately $49.8 million of cash, cash equivalents and short-term investments as of March 31, 2005, along with the $10.0 million of availability on our revolving loan. Although we have no material long-term commitments for capital expenditures, we anticipate an increase in capital expenditures to support strategic initiatives, operations, infrastructure and personnel.

We are engaged in patent litigation with one of our competitors, Overture Services, Inc. (now owned by Yahoo! and a part of Yahoo! Search Marketing Solutions). Although the trial related to this litigation began in April, we believe that this litigation will not be resolved until mid-2005 at the earliest, and could take significantly longer to resolve if there are appeals. Our patent litigation with Overture Services is expensive and may be time-consuming and result in the diversion of our time and attention. Accordingly, such patent litigation could negatively impact our business and, consequently, our cash position, even if we prevail. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our business, prospects, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all.

As we litigate our patent lawsuit with Overture Services as well as other lawsuits related to our industry, we believe we will incur approximately $1.0 million or more per quarter in legal expenses until these various cases are resolved, with significantly higher expense during the second quarter of 2005 ($2.0 to $3.5 million) due to the Overture Services litigation, which went to trial April 19, 2005. Our legal expenses may increase significantly as a result of recently filed class action lawsuits against us; however no meaningful estimate of the expenses associated with these lawsuits can be calculated at this time. The Overture Services matter went to trial on April 19, 2005.

We currently anticipate that our cash, cash equivalents and short-term investments as of March 31, 2005, together with cash flows from operations and the availability on our revolving loan, will be sufficient to meet our anticipated liquidity needs for working capital, contingent earnout payments and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. We filed a shelf registration statement during 2004 that will allow us to issue up to 6.0 million shares of our authorized common stock. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend upon numerous factors including the pace of expansion of our operations, competitive pressures and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to renew and increase our revolving loan. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Business Risks” included in this report.

Back to Contents

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including, but not limited to, those related to allowance for doubtful accounts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions we believe are reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or conditions are used.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $2.8 million and $3.1 million as of March 31, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts, which increased significantly in 2004 due to the merger with Espotting (which has a higher percentage of billable advertising revenue compared to the FindWhat.com Network), is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers’ ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made. Historically, our actual losses have been generally consistent with these allowances.

Back to Contents

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized after considering the positive and negative evidence as set forth in FASB Statement No. 109 Accounting for Income Taxes. This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies. As of March 31, 2005, we have net deferred tax liabilities (which include deferred tax assets of $12.8 million offset by a valuation allowance of $9.6 million and deferred tax liabilities of $5.4 million) of approximately $2.2 million.

At March 31, 2005, we had a United States net operating loss (NOL) carryforward of $28.4 million, which can currently be used only at an annual rate of $4.0 million pursuant to Section 382, and foreign NOL carryforwards of $27.5 million. The NOLs related to foreign jurisdictions are fully offset by a valuation allowance. Subsequent release of the valuation allowances will be recorded as a reduction to goodwill and will not affect our tax provision in our results of operations.

For the three months ended March 31, 2005 and 2004, our effective tax rate was approximately 39%, which represents our approximate statutory rate. Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in revenue or tax rates by tax jurisdiction could result in a material impact to future consolidated statements of income and cash flows.

Purchase Accounting

We have made estimates of the fair values of the assets and liabilities acquired as a part of our Miva, Comet, B&B and Espotting transactions during 2004 based on either appraisals from third parties, certain internally generated information or both. In addition, we have estimated the economic lives of certain of these assets. These lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different, our amortization expense could vary. Our estimates of the economic useful lives of our intangible assets range from 1 to 15 years, with a weighted average life of approximately six years.

Impairment Evaluations

Our methodology for allocating the purchase price relating to acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. We perform goodwill impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. We compare the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, we would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

Back to Contents

We perform indefinite-lived impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. For example, unexpected increases in advertiser or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

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

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited experience on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses, however, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. Should 2005 and future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized.

Miva’s results of operations for the three months ended March 31, 2005 were below our projections used in our 2004 annual impairment review, and if this trend continues, we will need to revise our projections further and may need to recognize impairment losses in the interim periods of 2005. As of March 31, 2005, we had $3.3 million of goodwill recorded related to Miva.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	revenue;
•	primary operating costs and expenses;
•	capital expenditures;
•	operating lease arrangements;
•	evaluation of possible acquisitions of, or investments in business, products and technologies; and
•	existing cash and investments being sufficient to meet operating requirements.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed in “Risk Factors” and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

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

Our patent litigation with Overture Services is time-consuming, expensive and results in the diversion of our management’s time and attention. Our legal expenses related to pending litigation could cost approximately $1.0 million or more per quarter until the litigation with Overture Services, along with other lawsuits to which we are subject, are resolved, with significantly higher expense during the second quarter of 2005 ($2.0 to $3.5 million) due to the Overture Services ligitation, which went to trial April 19, 2005. Accordingly, such patent litigation could negatively impact our business even if we prevail. If it is determined that our bid-for-position, pay-per-click business model infringes one or more valid and enforceable claims of the patents held by Overture Services, our prospects, financial condition and results of operations could be materially and adversely affected because we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on commercially acceptable terms, if at all, or that we will be able to revise our business model economically, efficiently or at all.

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

Back to Contents

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

We may be negatively impacted by distribution partners and their sub-affiliates that engage in activities in violation of our distribution guidelines.

From time to time we may discover that certain of our distribution partners or their affiliates are obtaining Internet users in a manner that does not adhere to our distribution guidelines, as set forth in our distribution agreements. While we regularly police the activities of our distribution partners to ensure their compliance with our distribution guidelines, we do not monitor the distribution methods used by all of our distribution partners all of the time. If we fail to detect activities of our distribution partners that display our paid listings in a manner contrary to our distribution guidelines, we could be associated with such activities and such association could have a negative impact on our reputation or our ability to attract and retain both advertisers and quality distribution partners and could subject us to third-party or governmental claims or investigations, which in turn could negatively impact our revenue and results of operations.

Additionally, we have removed in the past and may continue in the future to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which would have a material adverse effect on our business, revenue and results of operations. The removal of such distribution partners may cause us to reduce our future revenue and earnings estimates, cause us to miss analysts’ expectations and could consequently cause our stock price to decline.

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

Back to Contents

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

We have made significant investments in new initiatives related to current and future product and service offerings that may not meet our expectations in terms of the viability, success or profitability of such initiatives.

We have recently made significant investments in new initiatives related to current and proposed product and service offerings, such as Pay Per Call, private-branded toolbars and the purchase of an enterprise license for FAST’s Data SearchTM 360 data search and analysis software. All such new and proposed initiatives require the expenditure of significant time, money, personnel and other resources. There can be no assurance that any of these initiatives will be viable, successful or profitable. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce or implement these or other products or services could materially adversely affect our business, financial condition and results of operations.

The business of our FindWhat.com and Espotting Networks is dependent upon our ability to deliver qualified leads to our advertisers.

Advertisers utilize our FindWhat.com and Espotting Networks to deliver Internet traffic to their websites. We believe advertisers will only use our services if we deliver high quality Internet traffic that meets their needs. A typical way for an advertiser to gauge the quality of Internet traffic is a conversion ratio measuring conversions on their website against the amount of Internet traffic delivered. If we are not satisfied with the quality of Internet traffic delivered from our distribution partners we may take remedial action, including removal of the distribution partner from our networks. We may not be successful in identifying distribution partners with low quality traffic, or in delivering high quality traffic to our advertisers, and we have removed in the past and may continue in the future to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, or terminate our relationships with distribution partners because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which could have a material adverse effect on our business, revenue and results of operations.

We face substantial and increasing competition in the market for Internet-based marketing services.

We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include Yahoo! and its Search Marketing Services division, Google, Ask Jeeves, Lycos, Microsoft and Time Warner’s AOL division. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing, personnel and other resources than we have. In addition, these and other competitors may have or obtain certain intellectual property rights that may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing more aggressively in research and development and competing more aggressively for advertisers and partners. We expect that these competitors will increasingly use their financial and technological resources to compete with us. For example, Microsoft has recently announced plans to develop a new Internet search technology that may make its search functions a more integrated part of its Windows operating system.

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

Because our markets are still developing and rapidly changing, we must allocate our resources based on our predictions as to the future development of the Internet and our markets. These predictions ultimately may not prove to be accurate. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology and systems. If we are unable to predict user preferences or industry changes, or to modify our products and services on a timely basis, we may lose partners and advertisers, and our business, financial condition and results of operations could be materially adversely affected.

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

Our advertisers can generally terminate their contracts with us at any time and on limited or no advance notice. We believe that advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would have a material adverse effect on our business, financial condition and results of operations.

Back to Contents

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

Although we have grown rapidly, we expect that in the future our revenue growth rate will decline primarily as a result of increased competition, as well as difficulty in maintaining growth rates as our net revenues increase. In addition, we believe our annual operating margins will decline in 2005 as a result of integrating recently acquired businesses with lower operating margins, the impact of amortizing intangible assets acquired in mergers and acquisitions, increased competition and increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales and marketing expenses and increased costs of operating as an international public company with multiple divisions.

Back to Contents

We are subject to numerous risks associated with our recently-acquired international operations.

Historically, we have operated primarily in the United States. We recently merged with Espotting, which is based in the United Kingdom and serves seven additional European countries. We have no prior experience integrating and managing international operations. Any inability to successfully integrate and manage our newly-acquired international operations could have a material adverse effect on our business, financial condition or results of operations. In addition, our future operating results could be adversely affected by a variety of factors arising out of our international operations, some of which are beyond our control. These factors include:

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

Back to Contents

The occurrence of any of these contingencies or risks could have a material adverse effect on our business, financial condition and results of operations.

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

Some of our officers have had no senior management experience in public companies prior to joining FindWhat.com. As of March 31, 2005, we had 506 full time employees, an increase from 481 on December 31, 2004. Our new employees include certain key managerial, technical, financial, marketing and operations personnel, including from acquired or merged companies, who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future. Our failure to fully integrate our new employees into our operations could have a material adverse effect on our business, financial condition and results of operations.

The continued service of our executive officers and key personnel is critical to our success.

Our success is substantially dependent on the performance of our senior management and key technical personnel. Many of our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not currently hold key personnel life insurance policies on any of our key employees. We believe that the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty attracting and retaining qualified, highly skilled personnel.

We expect the expansion of our business to place a significant strain on our managerial, operational and financial resources. We will be required to expand our operational and financial systems significantly and train and manage our work force in order to manage the expansion of our operations. We will need to attract and retain highly qualified, technical and other personnel to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified personnel on a timely basis, on competitive terms, or at all. Our inability to attract and retain the necessary technical and other personnel would have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the queries and paid click-throughs we receive. We believe that we will be required to expand our network infrastructure and customer support capabilities to support an anticipated expanded number of queries and paid click-throughs. Expansion will require us to make significant upfront expenditures for servers, routers, computer equipment and additional Internet and intranet equipment, and to increase bandwidth for Internet connectivity. Our expansion and enhancements will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties would materially adversely affect our business, financial condition and results of operations.

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

We depend on third-party software and services to operate our business. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations. We are also dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our business can function properly and our website can handle current and anticipated traffic. We currently have contracts with certain telecommunications providers for these services. Any restrictions or interruption in our connection to the Internet, or any failure of these third-party providers to handle current or higher volumes of use, could have a material adverse effect on our business, financial condition and results of operations, and our brand could be damaged if clients or prospective clients believe our system is unreliable. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We have experienced occasional systems interruptions in the past and we cannot assure you that such interruptions will not occur again in the future.

Back to Contents

Our technical systems are vulnerable to interruption, security breaches and damage, which could harm our business and damage our brands if our clients or prospective clients believe that our products are unreliable.

Our systems and operations are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users, or “hackers,” and similar events. Any such events could interrupt our services and severely damage our business. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data or render us unable to provide services to our customers. In addition, we may be unable to provide services and websites due to a failure of the data communications capacity we require, as a result of human error, natural disaster or other operational disruptions. The occurrence of any or all of these events could materially adversely affect our business, financial condition and results of operations, and damage our brands if clients or prospective clients believe that our products are unreliable.

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

We believe that establishing and maintaining the brand identities of our services is a critical aspect of attracting and expanding a large client base. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high-quality service, which we may not do successfully. If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers, which could harm our business and prospects. In addition, actions by our competitors and other third parties, as well as publicity regarding abuses in Internet marketing, could impair the value of our brand.

Our intellectual property rights may not be protectable or of significant value in the future.

We depend upon confidentiality agreements with specific employees, consultants and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements or produce patents and copyrights that would materially adversely affect our business, financial condition and results of operations.

Legal standards relating to the validity, enforceability and scope of the protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our future intellectual property. Third parties may also infringe or misappropriate any copyrights, trademarks, service marks, trade dress and other proprietary rights we may have. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

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

Back to Contents

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have identified several material weaknesses in our internal control as of December 31, 2004. This matter and our efforts regarding internal controls are discussed in detail in our Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on May 2, 2005 under Item 9A, Controls and Procedures. We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. As of March 31, 2005, we had not taken measures sufficient to address and eliminate the material weaknesses as of that date and we cannot be certain that these material weaknesses or others that may arise or be identified will be eliminated by next year's annual assessment. We also elected to exclude our wholly-owned subsidiary, Espotting, from the scope of the 2004 evaluation of our internal controls over financial reporting, as permitted by the staff of the Securities and Exchange Commission. We had not evaluated the internal control over financial reporting of Espotting as of December 31, 2004 and therefore we may have material weaknesses, significant deficiencies or deficiencies relating to Espotting that are identified in the future. Additionally, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. We are reporting in this Quarterly Report on Form 10-Q for the first quarter of fiscal 2005 and we may be required to disclose in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Back to Contents

When we account for employee stock options using the fair value method, it will significantly reduce our net income.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which will require us, beginning in January 2006, to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. We currently account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. We account for stock-based compensation to non-employees using the fair value method set forth in FASB Statement No. 123, and related interpretations. If we had used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our net income would have been lower by $3.5 million and $1.9 million than reported in the three month periods ended March 31, 2005 and 2004, respectively. When we adopt this new statement and expense our stock-based compensation plans using the fair value method as described in the new statement, we will have ongoing accounting charges for compensation expense significantly greater than those we would have recorded under our current method of accounting for stock options, which will reduce our reported operating, pre-tax and net income.

We cannot predict our future capital needs and may not be able to secure additional financing.

Except for our agreement with Fast Search & Transfer, we have no other material long-term commitments for capital expenditures. However, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash, cash equivalents and short-term investments as of March 31, 2005, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months. Additionally, as of February 19, 2004, we entered into a $10 million revolving loan facility with a commercial lending institution, which expires on June 30, 2005. To date, we have not drawn down any amounts under this revolving loan and have no commitments in place to extend this facility.

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

While there are currently relatively few laws or regulations directly applicable to Internet access, commerce or Internet commercial search activity, there is increasing awareness and concern regarding some uses of the Internet and other online services, leading federal, state, local and foreign governments to consider adopting civil and criminal laws and regulations, amend existing laws and regulations, conduct investigations or commence litigation with respect to the Internet and other online services covering issues such as:

•	user privacy;

•	trespass;

•	defamation;

•	database and data protection;

•	limitations on the distribution of materials considered harmful to children;

•	liability for misinformation provided over the web;

•	user protection, pricing, taxation and advertising restrictions (including, for example, limitation on the advertising on Internet gambling websites or of certain products);

•	delivery of contextual advertisements via connected desktop software;

•	intellectual property ownership and infringement, including liability for listing or linking to third-party websites that include materials infringing copyrights or other rights;

•	distribution, characteristics and quality of products and services; and

•	other consumer protection laws.

Back to Contents

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

The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry or any governmental investigation or litigation related to the Internet generally, our industry or our services may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services, increase our cost of doing business, preclude us from developing additional products or services, result in adverse publicity to us or our distribution partners, and subject us to fines, litigation or criminal penalties, enjoin us from conducting our business or providing any of our services, otherwise have a material adverse effect on our business, prospects, financial condition and results of operations or result in a substantial decline in the market price of our common stock. Due to the global nature of the Internet, it is possible that multiple federal, state or foreign jurisdictions might inconsistently regulate Internet activities, which would increase our costs of compliance and the risk of violating the laws of a particular jurisdiction, both of which could have a material adverse effect on our business, prospects, financial condition or results of operations.

The market for our services is uncertain and is still evolving.

Internet marketing and advertising, in general, and advertising through priority placement in keyword-targeted advertisements in particular, are at early stages of development, are evolving rapidly and are characterized by an increasing number of market entrants. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which is dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, financial condition or results of operations.

Our future success will depend on continued growth in the use of the Internet.

Our future success will depend substantially upon continued growth in the use of the Internet to support the sale of our advertising services, as well as continued acceptance of e-commerce transactions on the Internet. As this is a new and rapidly evolving industry, the ultimate demand and market acceptance for Internet-related services is subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online service technologies, including security, reliability, cost, ease of use and quality of service remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies. In addition, the Internet or other online services could lose their viability due to, among other things, concerns over the security of Internet transactions and the privacy of users, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. In the event that the use of the Internet and other online services does not continue to grow or grows more slowly than we expect, or the Internet does not become a commercially viable marketplace, our business, financial condition and results of operations would be materially adversely affected.

Back to Contents

We may face additional third party intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

Our current and future business activities, including implementation of our FindWhat.com Network service, Espotting Network service or our private label service, may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark or patent infringement. We are aware of allegations from time to time concerning these types of claims and in particular in respect of trademark infringement claims. For example, certain potential claimants currently allege that they have trademark rights in certain keywords and that we violate these rights by allowing competitors of those potential claimants to bid on these keywords. While we believe that we have defenses to these claims under appropriate trademark legislation or, in certain circumstances, indemnification rights under our agreements with advertisers, we may not prevail in our defenses to any intellectual property infringement claims, and we may not be able to collect under any indemnification provisions relating to these claims, if any. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend and could result in the diversion of our management’s time and attention.

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

The law relating to the liability of providers of online services for activities of their users and for the content of their advertisers’ listings is currently unsettled and could harm our business. Our insurance policies may not provide coverage for liability for activities of our users or advertisers for the content of its listings. We may not successfully avoid civil or criminal liability for alleged unlawful activities carried out by consumers of our services or for the content of our listings. Our potential liability could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could significantly harm our business, financial condition and operating results.

Back to Contents

Risks Relating to an Investment in Our Common Stock

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock may experience significant volatility as a result of a number of factors, many of which are outside of our control. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may affect the market price for our common stock:

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

In addition, the stock market has experienced significant price and volume fluctuations that particularly have affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such a company. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

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

Back to Contents

If we experience lower-than-anticipated revenue in any particular quarter, or if we announce that we expect lower revenue or earnings than previously forecasted, the market price of our common stock could decline.

Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors, including many that are outside of our control. Any significant revenue shortfall, lowered revenue or earnings forecast, or failure to meet analysts’ expectations could cause the market price of our common stock to decline substantially. Factors that could lower our revenue or affect our revenue and earnings forecast include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced advertising budgets or weak and uncertain economic and industry conditions;

•	the potential for our competitors to gain market share;

•	the possibility that our distribution partners will introduce, market and sell products and services that compete with our products and services;

•	the possibility that our distribution partners or affiliates of our distribution partners will cease displaying our advertisements or terminate their relationships with us, which would cause a decline in sales and a reduction in our revenue;

•	the possibility that we will have to terminate our relationships with certain of our distribution partners or affiliates of our distribution partners that fail to adhere to our distribution guidelines or otherwise have breached their agreement with us;

•	the possibility that we fail to detect click-through fraud, which could cause us to have to refund revenue to our advertisers;

•	the possibility that new legislation will impact our business model, which would cause a decline in sales and a reduction in revenue;

•	pending or threatened litigation or governmental investigation, including the costs associated with or any adverse results of any such litigation or investigation;

•	the timing of new product and service introductions by us and the market acceptance of new products and services, which may be delayed as a result of weak and uncertain economic and industry conditions;

•	the seasonal nature of our business;

•	the rate of adoption of new product and service offerings we introduce;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism, terrorism or military actions taken by the United States or its allies.

You should not rely on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue or sales in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in our revenues could have an immediate material adverse effect on our operating results for that quarter. In addition, if we fail to manage our business effectively over the long term, we may experience high operating expenses, and our operating results may fall below the expectations of securities analysts or investors, which could result in a substantial decline in the market price of our common stock.

Significant dilution will occur if outstanding options and warrants are exercised.

As of March 31, 2005, we had stock options and warrants outstanding to purchase a total of 5.5 million shares at a weighted average exercise price of $9.99 per share under our 1999 Stock Incentive Plan, our 2004 Stock Incentive Plan and our EMI Replacement Option Plan. To the extent these options are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion or exchange of these securities, investors may experience additional dilution of their proportional ownership of our company.

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

We have had a number of purported class action lawsuits filed against us and certain of our officers and directors alleging violations of securities laws.

Since May 6, 2005, we have been made aware that at least four law firms have filed purported class action lawsuits against us, alleging that we and certain of our officers and directors violated securities laws.  If it is determined that we or our officers or directors have engaged in the types of activities alleged by these law firms, we and our officers and directors could be subject to damages and may be subject to further prosecution.  Regardless of the outcome, these litigations could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 34% of total revenues during 2004 and 53% during the three months ended March 31, 2005. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of FindWhat.com, Inc. and its subsidiaries result in gains and losses that are reflected in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2005, was a net translation loss of approximately $5.2 million. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.

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

Item 4. Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of March 31, 2005.

Back to Contents

As disclosed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005, as of December 31, 2004, we had identified the following material weaknesses in our internal control over financial reporting, of which the first five resulted in adjustments being recorded in either or both our interim financial statements for the quarter ended September 30, 2004 or our financial statements for the year ended December 31, 2004:

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

Back to Contents

Remediation

During the first quarter 2005, our management formulated remediation plans and initiated actions designed to address each of the material weaknesses in internal control over financial reporting described above. As of May 10, 2005, we have made progress toward developing an effective internal control system by completing a number of steps, including, by way of example, the following:

•	Hiring additional qualified accounting and financial staff;

•	Enhancing the internal control structure as it relates to segregation of duties specifically in information technology systems and financial applications by further restricting system access;

•	Scheduling training of staff on the application of accounting pronouncements;

•	Holding regular meetings of senior management, including the Chief Financial Officer and representatives of the Accounting Department, to review and discuss all new and existing significant transactions in order to determine the proper accounting treatment in accordance with generally accepted accounting principles;

•	Preparing sufficient supporting documentation for and performing timely review to support our position on the basis of governing principles with regard to complex accounting standards;

•	Adopting a policy of requiring periodic review of existing accounting policies to ensure continued applicability and compliance;

•	Increasing review of adherence to corporate policies and procedures;

•	Documenting and improving procedures for the financial statement close process;

•	Hiring a Director of Internal Audit in November 2004 and two additional internal auditors in April 2005. Through a systematic disciplined approach, the internal audit department will be responsible for assisting management with evaluating the internal control process; and

•	Retaining Grant Thornton LLP to assist in the establishment and testing of our internal controls.

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

Except as described above, we have made no change to our internal control over financial reporting in connection with our first quarter 2005 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Back to Contents

PART II Other Information

Item 1.   Legal Proceedings

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

It is the opinion of management, based on its reliance on the opinion of our outside legal counsel, we do not infringe upon any valid and enforceable claims of the patents held by Overture Services. If it is determined that our bid-for-position business model infringes one or more valid and enforceable claims of the `361 patent held by Overture Services, our business, financial condition and results of operations could be materially and adversely affected and we could be subject to damages and forced to obtain a license from Overture Services or revise our business model. We can offer no assurance that a license would be available on acceptable terms or at all, or that we will be able to revise our business model economically, efficiently or at all. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amount of losses had been accrued as of March 31, 2005 for this matter.

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

Back to Contents

Lane’s Gifts and Collectibles Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines or web publishers as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. We were served in March 2005, and the case was removed by certain of our codefendants under the Class Action Fairness Act to the Western District of Arkansas, Texarkana Division, on March 31, 2005. Two plaintiffs – Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. – voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We filed a Motion to Dismiss on April 20, 2005 on the grounds, among others, that we have no business or other relationship with the remaining plaintiffs and therefore cannot be liable to them under the asserted causes of action. We have not assessed the validity of the claims or the amount of potential damages beyond those facts necessary to file our Motion to Dismiss; however, we intend to defend the claims vigorously. Regardless of the outcome, this litigation could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amount of losses had been accrued as of March 31, 2005 for this matter.

Other Litigation

We have been made aware that a number of purported class action lawsuits have been filed against us and certain of our officers and directors in the United States District Court for the Middle District of Florida in early May 2005 on behalf of investors in FindWhat.com’s common stock during the period between January 5, 2004 and May 4, 2005 alleging that we and certain of our officers and directors violated securities laws. We will undertake a complete review of these allegations as further details become available, and expect to vigorously defend ourselves and our officers and directors who were named in these actions. Regardless of the outcome, these litigations could have an adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors. No amounts for losses have been accrued as of May 10, 2005.

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

Item 6.  Exhibits

     See Index of Exhibits.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FINDWHAT.COM, INC.

Date: May 10, 2005	By: /s/ Kenneth S. Cragun
Kenneth S. Cragun Interim Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Back to Contents

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

10.1	a.	Lease agreement by and between Espotting Media (UK) Limited and Commercial Union Life Assurance Company Limited dated April 15, 2005.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Incorporated by reference into the exhibit previously filed on April 20, 2005 with FindWhat.com’s Form 8-K.