Form 10-Q
period 2005-06-30
MIVA, INC.
filed 2005-08-15
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-30428

MIVA, Inc.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,777,611 shares of Common Stock, $.001 par value, were outstanding at July 29, 2005.

FORM 10-Q

MIVA, Inc.

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

MIVA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	June 30,	December 31,
ASSETS	2005	2004

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$36,810	$29,220
Short-term investments	13,137	25,004
Accounts receivable, less allowance for doubtful accounts of $2,050 and $3,095 at June 30, 2005 and December 31, 2004, respectively	22,508	26,117
Deferred tax assets	2,200	2,510
Income tax receivable	5,855	1,626
Prepaid expenses and other current assets	2,096	1,555

Total current assets	82,606	86,032
PROPERTY AND EQUIPMENT - NET	18,217	16,755
INTANGIBLE ASSETS
Goodwill	76,327	201,183
Vendor agreements, net	16,141	18,736
Other intangible assets, net	13,126	15,567
DEFERRED TAX ASSETS, NET OF VALUATION ALLOWANCE	84	1,964
LONG-TERM DEPOSITS	1,432	614
OTHER ASSETS	—	353

Total assets	$207,933	$341,204

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$39,118	$33,421
Deferred revenue	4,010	5,798
Current portion of long-term debt	341	3,941
Other current liabilities	810	760

Total current liabilities	44,279	43,920
DEFERRED TAX LIABILITIES	3,926	5,855
LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	3,148	3,750

Total liabilities	51,353	53,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; authorized,500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 30,716 and 30,502, respectively; outstanding 30,673 and 30,459, respectively	31	31
Additional paid-in capital	248,296	247,132
Treasury stock; 43 shares at cost	(804)	(804)
Accumulated other comprehensive income (loss)	2,578	12,808
Retained earnings (deficit)	(93,521)	28,512

Total stockholders’ equity	156,580	287,679

Total liabilities and stockholders’ equity	$207,933	$341,204

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts) (Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Revenues	$48,790	$27,765	$106,978	$52,451
Cost of services	25,861	12,461	57,102	24,627

Gross profit	22,929	15,304	49,876	27,824
Operating expenses
Marketing, sales, and service	9,157	2,863	17,049	5,081
General and administrative	10,961	4,194	20,864	7,653
Product development	2,304	1,296	4,297	1,896
Impairment loss on goodwill and other intangible assets	118,895	—	118,895	—
Amortization	1,942	1,085	3,917	1,274
Patent litigation settlement	8,000	—	8,000	—

Total operating expenses	151,259	9,438	173,022	15,904

Income (loss) from operations	(128,330)	5,866	(123,146)	11,920
Interest income, net	178	94	279	274
Exchange rate loss	(73)	—	(135)	—

Income (loss) before provision for income taxes	(128,225)	5,960	(123,002)	12,194
Income tax expense (benefit)	(2,991)	2,323	(969)	4,755

Net income (loss)	$(125,234)	$3,637	$(122,033)	$7,439

Net income (loss) per share
Basic	$(4.08)	$0.16	$(3.98)	$0.33

Diluted	$(4.08)	$0.15	$(3.98)	$0.30

Weighted-average number of common
shares outstanding
Basic	30,702	22,948	30,658	22,423

Diluted	30,702	25,022	30,658	24,532

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands) (Unaudited)

	For the Six Months
	Ended June 30,
	2005	2004

Common stock
Balance, beginning of period	$31	$21
Issuance of common stock in connection
with business acquisitions	—	1
Common stock issued related to
stock option and warrant exercises	—	1

Balance, end of period	31	23

Additional paid-in-capital
Balance, beginning of period	247,132	52,884
Issuance of common stock in connection
with business acquisitions	—	18,563
Common stock issued related to
stock option and warrant exercises	1,028	1,363
Common stock issued related to
tax benefit of exercise of stock options	136	3,606

Balance, end of period	248,296	76,416

Treasury stock
Balance, beginning of period	(804)	(82)
Treasury stock received to satisfy
accrued liabilities	—	(722)

Balance, beginning of period	(804)	(804)

Retained earnings (deficit)
Balance, beginning of period	28,512	11,484
Net income (loss)	(122,033)	7,439

Balance, end of period	(93,521)	18,923

Accumulated other comprehensive income (loss)
Balance, beginning of period	12,808	—
Foreign currency translation adjustment	(10,230)	—

Balance, end of period	2,578	—

Stockholders’ Equity	$156,580	$94,558

Comprehensive income (loss)
Net income (loss)	$(122,033)	$7,439
Other comprehensive income (loss)
Foreign currency translation adjustment	(10,230)	—

Comprehensive income (loss)	$(132,263)	$7,439

	Number of Shares

Common stock
Balance, beginning of period	30,502	21,428
Issuance of common stock in connection
with business acquisitions	—	1,001
Common stock issued related to
stock option and warrant exercises	214	712

Balance, end of period	30,716	23,141

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (Unaudited)

	For the Six Months
	Ended June 30,
	2005	2004

Cash Flows from Operating Activities
Net income (loss)	$(122,033)	$7,439
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Provision for (recoveries of) doubtful accounts	(549)	151
Depreciation and amortization	6,501	2,549
Impairment loss on goodwill	118,895	—
Tax benefit of stock option exercises	136	3,606
Deferred income tax expense	2,442	224
Loss on sale of assets	114	—
Changes in operating assets and liabilities
Accounts receivable	2,803	(713)
Prepaid expenses and other current assets	(577)	(1,298)
Income taxes receivable	(4,240)	(2,231)
Other assets	(524)	(338)
Deferred revenue	(1,531)	(99)
Accounts payable, accrued expenses and other liabilities	6,613	(1,884)

Net Cash Provided by Operating Activities	8,050	7,406

Cash Flows from Investing Activities
Purchase of short-term investments	(29,133)	(26,507)
Proceeds from sale of short-term investments	41,000	58,675
Purchase of businesses, net of cash acquired	(3,512)	(10,880)
Purchase of property and equipment	(4,828)	(2,027)

Net Cash Provided by Investing Activities	3,527	19,261

Cash Flows from Financing Activities
Payments made on capital leases and notes payable	(412)	(1,334)
Payments made on software license obligation	(3,500)	—
Proceeds received from exercise of stock options and warrants	1,028	1,364

Net Cash Provided by (Used in) Financing Activities	(2,884)	30

Effect of Foreign Currency Exchange Rates	(1,103)	—

Increase in Cash and Cash Equivalents	7,590	26,697
Cash and Cash Equivalents, Beginning of Period	29,220	22,097

Cash and Cash Equivalents, End of Period	$36,810	$48,794

Supplemental Disclosures of Cash Flow Information:
Interest paid	$90	$32

Income taxes paid	$384	$3,155

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy accrued liabilities	$—	$722

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

NOTE A – NATURE OF BUSINESS

MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, “MIVA”, or “the Company”), is the leading independent Performance Marketing Network in the world; we are dedicated to helping businesses grow. We deliver qualified leads to advertisers, help maximize revenue for our partners, facilitate commerce for online merchants, and provide relevant information to customers. We have evolved over the last two years as we have aggregated and developed new products and services for our customers and partners. Today we offer a range of products and services through our three customer-facing divisions – MIVA Media, MIVA Direct and MIVA Small Business. Each of these divisions offers a suite of products and services aimed at significantly enhancing: our advertisers’ return on investment; our partners’ ability to monetize their traffic; and Internet users’ ability to find relevant online content.

To accomplish our goal of helping businesses grow, our three divisions provide the following services:

•	MIVA Media helps businesses grow their customer base through performance marketing services principally through Pay-Per-Click and to a lesser extent through Pay-Per-Call, which help advertisers position their products and services in front of a prospective customer as the customer is actively looking for those products and services. Our MIVA Media division also offers a Private Label service, which provides large companies with the opportunity to brand and sell their own performance marketing service;

•	MIVA Direct focuses on helping businesses grow by developing one-to-one relationships with customers by providing desktop consumer software such as private-branded toolbars and improved site performance through a variety of search-related applications;

•	MIVA Small Business helps small businesses grow online by developing integrated marketing and business solutions based on the MIVA Merchant e-commerce platform that includes storefronts, payment processing, logistics management, and professional services. We integrate our MIVA Media advertising services with our Small Business offerings.

Our offerings reflect our commitment to five core values – independence, infinite growth, service, customization, and value.

On June 13, 2005, we brought together each of these offerings under one global brand name – MIVA – with one business strategy and vision. In order to accomplish the rebranding, we amended our Amended and Restated Certificate of Incorporation on June 13, 2005 pursuant to a merger with a wholly-owned subsidiary in accordance with Section 253 of the Delaware General Corporation Law pursuant to which our name was changed from FindWhat.com, Inc. to MIVA, Inc. In addition, the charters of many of our outward facing direct and indirect subsidiaries were also amended to reflect the following name changes:

Espotting Media Inc. is now MIVA Media International, Inc. (“MIVA Media Europe”);
Miva Corporation is now MIVA Small Business Solutions, Inc. (“MSB”);
Comet Systems, Inc. is now MIVA Direct, Inc. (“MIVA Direct”);
Espotting Media (UK) Ltd. is now MIVA Media (UK) Ltd.;
Espotting Media (DE) GmbH is now MIVA (Deutschland) GmbH;
Espotting Media (FR) SARL is now MIVA (France) S.a.r.l.;
Espotting Espana, S.L. is now MIVA Media S.L.; and
Espotting Media S.r.l. is now MIVA (Italia) S.r.l. – a socio unico.

Back to Contents

The assets acquired from B&B Enterprises, Inc. will continue to be referred to as B&B Advertising (“B&B”).

As a result of the re-branding, our ticker symbol has changed to NASDAQ:MIVA and our new corporate website is www.MIVA.com.

We offer our marketing services on three continents: MIVA Media in North America and Europe and Listop (a performance-based, keyword-targeted advertising service offered through a private label agreement with Mitsui & Co., Ltd.) in Asia.

These condensed unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.  Basis of Presentation

These condensed unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, other than the adjustment for goodwill impairment) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

The unaudited consolidated financial statements include the accounts and operations of MIVA, Inc. and its direct wholly-owned operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which MIVA, Inc. can exercise significant influence but is not the primary beneficiary, are accounted for under the equity method of accounting and are included in other assets on the balance sheet.

2.  Accounting for Stock-Based Compensation

We account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees. We account for stock-based compensation to non-employees using the fair value method set forth in Financial Accounting Standards Board (FASB) Statement No. 123, as amended by FASB Statement No. 148, and related interpretations.

The following table summarizes our pro forma results as if we had recorded stock-based compensation expense related to employees and directors for the three and six months ended June 30, 2005 and 2004, using the fair value method of FASB Statement No. 123, as amended by FASB Statement No. 148 using the Black-Scholes option valuation methodology (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(125,234)	$3,637	$(122,033)	$7,439
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(3,434)	(1,245)	(6,946)	(3,128)

Pro forma net income (loss)	$(128,668)	$2,392	$(128,979)	$4,311

Earnings (loss) per share:
Basic - as reported	$(4.08)	$0.16	$(3.98)	$0.33

Basic - pro forma	$(4.19)	$0.10	$(4.21)	$0.19

Diluted - as reported	$(4.08)	$0.15	$(3.98)	$0.30

Diluted - pro forma	$(4.19)	$0.10	$(4.21)	$0.18

Back to Contents

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

The statement requires companies to assess the most appropriate model to calculate the value of stock-based compensation. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement, and we may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The statement provides for two transition methods to be used at date of adoption. The modified retrospective method is an alternative method that may be used by entities that had adopted the accounting called for in FASB Statement No. 123. Since we did not adopt that accounting, the election is not available to us. Accordingly, we are required to use the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock on the effective date of FASB Statement No. 123(R), January 1, 2006 in our case.

Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than merely disclosing the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FASB Statement No. 123(R). Compensation expense calculated under FASB Statement No. 123(R) may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates, or other factors. In addition, upon adoption of FASB Statement No. 123(R) we may choose to use a different valuation model to value the compensation expense associated with employee stock options. FASB Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $0.1 million for the six months ended June 30, 2005 and $3.6 million for the same period in 2004.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB No. 107 on our consolidated financial statements.

Back to Contents

3.  Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts, estimates of future cash flows associated with asset impairment evaluations, useful lives for depreciation and amortization, loss contingencies, income taxes and tax valuation reserves. Actual results could differ materially from these estimates.

In the second quarter of 2005, events occurred that caused us to reconsider and lower our operating projections for businesses acquired in 2004, primarily as a result of reduced traffic generated by our distribution partners, and lower than expected profitability at our MIVA Direct and MIVA Small Business divisions. As a result, we recorded an estimated non-cash impairment charge related to goodwill and other intangible assets in the amount of $118.9 million in the second quarter of 2005. The final measurement of the impairment has yet to be completed in its entirety as of the filing of our 10-Q for the second quarter ended June 30, 2005. The estimated impairment charge represents management’s current best estimate as to the actual charge, which may be higher or lower than the estimated charge. Upon finalization of the actual impairment charge in the third quarter of 2005, we will record any resulting increase or decrease to the estimated charge.

Should our operating projections for the remainder of 2005 and/or future periods be further reduced, further impairments to goodwill and other intangible assets could be required.

4.  Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss) and net foreign currency translation adjustments. Total comprehensive loss for the three and six months ended June 30, 2005 was ($130.2) million and ($132.3) million, respectively. There was no significant difference between net income and comprehensive income during the comparable periods in 2004 because we did not have foreign currency translation adjustments until our merger with MIVA Media Europe on July 1, 2004.

5.  Reclassifications

We held auction rate certificates and an insurance annuity that prior to December 31, 2004 were presented in our financial statements as cash equivalents due to the highly liquid nature of these investments. We have reconsidered this classification and accordingly as of June 30, 2004 have reclassified $4.9 million of the auction rate certificates and the insurance annuity to “available-for-sale” securities as short-term investments and have segregated them from cash and cash equivalents. This classification change had the impact of increasing cash flows from investing activities by $32.2 million in the six months ended June 30, 2004, in the statement of cash flows.

We have reclassified certain expenses previously reported as Search Serving and Marketing, Sales and Service expenses as Cost of Services for all historical periods presented on the unaudited Condensed Consolidated Statements of Operations. The reclassification does not result in any increase or decrease in total expenses for any period presented. The nature of the expenses reclassified is discussed in the “Cost of Services” section of this footnote.

6.  Cost of Services

Cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other expenses associated with the production and usage of the MIVA Media Network.

Other cost of services consists primarily of costs associated with designing and maintaining the technical infrastructure that supports our various services and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

Back to Contents

7.  New Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in Statement No. 154. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of Statement No. 154 to have a material effect on our financial statements.

NOTE C – MERGERS AND ACQUISITIONS

Mergers and acquisitio ns completed in 2004 include the following (price in thousands):

			Cash
	Date of	Aggregate	Portion of
Entity	Acquisition/Merger	Purchase Price	Purchase Price

MSB	January 1, 2004	$6,202	$1,336
MIVA Direct	March 22, 2004	25,245	9,398
B&B	June 4, 2004	12,344	11,529
MIVA Media Europe	July 1, 2004	183,875	12,040

The cash portion related to MIVA Direct and B&B includes amounts earned with respect to earnout agreements based on MIVA Direct and B&B’s operating performance through June 30, 2005. Goodwill with a remaining balance of approximately $76.3 million (net of non-cash impairment charges) and other intangible assets of approximately $38.1 million were recorded as a result of the mergers and acquisitions. The balances in goodwill and other intangible assets reflects transactions and adjustments subsequent to the acquisition of the subsidiaries. The balances in goodwill and other intangible assets reflects transactions and adjustments subsequent to the acquisition of the subsidiaries. The balances in goodwill and other intangible assets are primarily recorded in British Pound Sterling and are subject to the fluctuations of foreign currency exchange rates.

The acquisition agreement with MIVA Direct contains an earnout provision that allows the former MIVA Direct stockholders to earn up to an additional $10.0 million in purchase consideration upon achieving certain performance targets. As of June 30, 2005, one of the contractual earnout periods had ended and approximately $1.1 million of a possible $5.0 million had been earned. An additional $5.0 million is available in the second and final earnout period that ends on December 31, 2005.

The acquisition agreement with B&B also contains an earnout provision that could potentially increase the purchase consideration paid to the previous owners of the assets by up to an additional $10.3 million. As of June 30, 2005, approximately $7.0 million of this amount had been earned and paid, with the remaining amount payable quarterly if certain performance targets are met through November 2005.

The purchase price allocations for MSB, MIVA Direct, B&B and MIVA Media Europe were finalized in 2004.

Back to Contents

The results of operations of MSB, MIVA Direct, B&B and MIVA Media Europe have been included in our statements of operations since the completion of the acquisitions on January 1, 2004, March 22, 2004, June 4, 2004 and July 1, 2004, respectively. The following unaudited pro forma information presents a summary of the results of our operations assuming the acquisitions of MSB, MIVA Direct, B&B and MIVA Media Europe occurred on January 1, 2004 (in thousands, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$48,790	$57,528	$106,978	$118,833
Net income (loss)	$(125,234)	$5,366	$(122,033)	$10,957
Net income (loss) per share - basic	$(4.08)	$0.18	$(3.98)	$0.37
Net income (loss) per share - diluted	$(4.08)	$0.16	$(3.98)	$0.34

NOTE D – INTANGIBLE ASSETS

The balance in intangible assets as of June 30, 2005 consists of the following (in thousands, except years):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Economic Life

				(Years)
Vendor agreements	$19,398	$(3,257)	$16,141	6
Developed technology	12,028	(3,018)	9,010	5
Customer relationships	4,273	(2,097)	2,176	3
Other definite-lived intangibles	1,080	(457)	623	6
Indefinite-lived intellectual property	1,317	—	1,317	Indefinite
Goodwill	76,327	—	76,327	Indefinite

	$114,423	$(8,829)	$105,594

The balance in intangible assets as of December 31, 2004 consisted of the following (in thousands, except years):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Economic Life

				(Years)
Vendor agreements	$20,510	$(1,774)	$18,736	6
Developed technology	12,069	(1,820)	10,249	5
Customer relationships	4,392	(1,745)	2,647	5
Other definite-lived intangibles	1,105	(250)	855	7
Indefinite-lived intellectual property	1,816	—	1,816	Indefinite
Goodwill	201,183	—	201,183	Indefinite

	$241,075	$(5,589)	$235,486

The significant change in the balance of goodwill in 2005 compared with the end of 2004 was the result of the impairment of goodwill and other intangibles recorded in the second quarter of 2005. Please see Footnote I “Impairment of Goodwill and Other Intangibles” for additional information.

Back to Contents

Changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows (in thousands):

	United States	U.K.	Total

Balance as of January 1, 2005	$11,923	$189,260	$201,183
Additional purchase price consideration
due pursuant to earnouts	4,173	—	4,173
Goodwill impairment	(4,160)	(114,235)	(118,395)
Income tax adjustments	—	(1,976)	(1,976)
Foreign currency translation adjustments	—	(8,658)	(8,658)

Balance as of June 30, 2005	$11,936	$64,391	$76,327

The income tax adjustments to goodwill relate primarily to the partial utilization of NOLs that were offset by valuation allowances established in our accounting for our acquisition of MIVA Media Europe and the tax benefits of certain stock options exercised by MIVA Media Europe option holders. At June 30, 2005 we have $77.6 million of intangible assets that are not subject to amortization. Additionally, the amortization associated with our intangibles is not deductible for income tax purposes.

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited experience on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses. Of course, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. In the second quarter of 2005, events occurred that reduced our expectations from the businesses acquired in 2004, primarily as the result of reduced traffic generated by our distribution partners and a lower-than-expected profitability at our MIVA Direct and MIVA Small Business divisions, accordingly a non-cash impairment charge of $118.9 million was recognized. The final measurement of the impairment has yet to be completed in its entirety as of the filing of our 10-Q for the second quarter ended June 30, 2005. The estimated impairment charge represents management’s current best estimate as to the actual charge, which may be higher or lower than the estimated charge. Should operating results for the remainder of 2005 and/or future periods fall short of the updated projections, further impairments to goodwill and other intangible assets could be required.

All of the intangible assets acquired in 2004 related to the acquisition or merger of MSB, MIVA Direct, B&B and MIVA Media Europe. The weighted average useful economic life for all remaining definite-lived intangibles is approximately five years. No significant residual value is estimated for the intangible assets.

As of June 30, 2005, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2005	$3,242
2006	6,401
2007	6,107
2008	5,814
2009	4,000
Thereafter	2,386

$27,950

NOTE E – PER SHARE DATA

We incurred a loss for the three and six months ended June 30, 2005. As a result, potentially dilutive shares are not included in the calculation of Earnings Per Share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings Per Share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations and the ranges of exercise prices were 2.7 million and $7.17 - $26.81 for the three month period and 2.5 million and $9.85 - $26.81 for the six month period ended June 30, 2005.

Back to Contents

The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Weighted-average number of common
shares outstanding-basic	30,702	22,948	30,658	22,423
Dilutive effect of stock options and
warrants	—	2,074	—	2,109

Weighted-average number of common
shares outstanding - diluted	30,702	25,022	30,658	24,532

NOTE F – LITIGATION

Overture Litigation

On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and took a royalty bearing non-exclusive license to certain Yahoo! patents. In addition, Yahoo! agreed to release all claims at issue in the lawsuit.

Back to Contents

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. Three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transactions with us. We believe that both the underlying and indemnity claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Lane’s Gifts and Collectibles Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, and other remedies. We were served in March 2005, and the case was removed by certain of our co-defendants to the Western District of Arkansas, Texarkana Division, on March 31, 2005. Two plaintiffs – Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. – voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. An Order remanding the case was entered on July 11, 2005, and the case is stayed while that Order is on appeal to the Eighth Circuit. We have not assessed the validity of the claims or the amount of potential damages beyond those facts necessary to file our Motion to Dismiss; however, we intend to defend the claims vigorously. Additionally, one of our industry partners, which is a codefendant in the lawsuit, has asserted an indemnification claim against us for costs incurred as a result of such claims arising in connection with its agreement with us and we have agreed to indemnify such party in accordance with the terms of our contract with them. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including as relates to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants also violated Section 20(a) of the Act as “control persons” of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between January 5, 2004 and May 4, 2005.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) the goodwill associated with a recent acquisition and (2) certain material weaknesses in our internal controls. Plaintiffs assert that we and the individual defendants made these misstatements and omissions in order to keep our stock price high to allow certain individual defendants to sell stock at an artificially inflated price. Plaintiffs seek unspecified damages and other relief.

Back to Contents

On June 13 and July 7, 2005, we and the other defendants moved to dismiss each of these complaints for failure to comply with the mandatory pleading requirements of the Reform Act and also served answers to the complaints. In response to the motions to dismiss, Plaintiffs requested leave to file a consolidated amended complaint. On July 27, 2005, the Court consolidated all of the outstanding lawsuits under the case style In re MIVA, Inc. Securities Litigation, selected lead plaintiff and lead counsel for the consolidated cases, and granted Plaintiffs leave to file a consolidated amended complaint, which is due on or before August 16, 2005. We and the other defendants would then have until September 6, 2005, to file an answer and/or a motion to dismiss. We believe that these claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operations.

No accruals for losses have been recorded related to any of the legal proceedings in excess of the settlement recorded related to the patent litigation with Yahoo! as previously discussed. We expense all legal fees for litigation as incurred.

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

Back to Contents

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, contingent earnout payments related to acquisitions, guaranteed distributor payments, and payments related to our patent litigation settlement which consisted of the following at June 30, 2005 (in thousands):

		Guaranteed
		Distribution		Patent
	Operating	Partner		Litigation
	Leases	Payments	Earnout	Settlement

2005	$1,517	$580	$2,086	$8,000
2006	3,648	630	—	—
2007	2,489	48	—	—
2008	2,211	—	—	—
2009	2,145	—	—	—
Thereafter	3,986	—	—	—

	$15,996	$1,258	$2,086	$8,000

NOTE H – SEGMENT INFORMATION

We currently report our results in two operating segments, performance marketing and merchant services. In the three and six months ended June 30, 2005, the merchant services division did not meet the quantitative thresholds that require separate information to be reported. Information identifying results for the performance marketing segment are as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenues by segment:
Performance marketing	$48,124	$27,164	$105,723	$51,276
Other	666	601	1,255	1,175

Total revenue	$48,790	$27,765	$106,978	$52,451

Operating income by segment:
Performance marketing	$(126,274)	$5,974	$(120,780)	$12,136
Other	(2,056)	(108)	(2,366)	(216)

Total operating income	$(128,330)	$5,866	$(123,146)	$11,920

	As of June 30, 2005	As of December 31, 2004

Total assets by operating segment:
Performance marketing	$201,277	$332,842
Other	6,656	8,362

Total assets	$207,933	$341,204

Summarized information by geographical locations is as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2005	2004	2005	2004

Revenues by location:
United States	$22,425	$27,765	$49,554	$52,451
United Kingdom	16,089	—	36,351	—
Other international	10,276	—	21,073	—

Total revenue	$48,790	$27,765	$106,978	$52,451

	As of June 30, 2005	As of December 31, 2004

Assets by location:
United States	$96,776	$100,782
United Kingdom	94,519	226,328
Other international	16,638	14,094

Total assets	$207,933	$341,204

Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to one of several European entities, including France, Germany, Spain, Italy, Sweden, Denmark and Norway that are a part of MIVA Media Europe.

Back to Contents

NOTE I – IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are tested for impairment annually and when events or changes in circumstances indicate an impairment could exist. In performing this assessment, we compare the carrying value of our reporting units to their fair value. Quoted market prices in active stock markets are often the best evidence of fair value; therefore a significant decrease in our stock price could indicate that an impairment of goodwill exists.

During the second quarter of 2005, our earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects including reduced traffic generated by our distribution partners, and lower-than-expected profitability at our MIVA Direct and MIVA Small Business divisions. In addition, during the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the amount of our recorded equity. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other indefinite-lived intangibles were impaired. The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of the reporting units exceeded their fair value and led us to conclude that goodwill was impaired. As of the time of the filing, we have not finalized the second step of the impairment analysis due to the timing of the 10-Q filing relative to the occurrence of the events of impairment and other issues. However, we have determined that an impairment loss is probable and could be reasonably estimated. Therefore, as permitted under the provisions of FASB Statement No. 142, we recorded an estimated non-cash impairment charge of $118.9 million to reduce the carrying value of goodwill and other indefinite-lived intangibles to their implied fair value. As part of the two step analysis required, the implied fair value of goodwill and other intangibles was determined through the allocation of the fair value to the underlying assets and liabilities, and a non-cash impairment charge of $118.4 million was recorded to adjust the carrying value of goodwill and $0.5 million to adjust the value of other indefinite-lived intellectual property to their fair value. The non-cash charge was recorded at MIVA Media Europe ($114.2 million), MIVA Direct ($2.8 million) and MSB ($1.9 million).

The actual impairment charges may be higher or lower than the estimated charges we have recorded. During the third quarter of 2005, we will complete the second step of the analysis and record any resulting increase or decrease in the impairment charge.

The fair value of the reporting unit under step one and individual assets under step two were determined by an independent third-party using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets serviced, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows. After the non-cash charge for impairment, $64.4 million of goodwill and other indefinite-lived intangibles remains at MIVA Media Europe, $6.9 million at B&B, $4.6 million at MIVA Direct and $1.7 million at MSB.

We will continue to assess the potential of impairment of goodwill and other indefinite-lived intangibles in accordance with FASB Statement No. 142 in future periods. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges in accordance with FASB Statement No. 142.

NOTE J – INCOME TAXES

For the three and six months ended June 30, 2005, we recorded a benefit for income taxes of $3.0 million and $1.0 million, respectively. An abnormal relationship of income taxes to loss before provision for income taxes results from the non-deductibility of the impairment charge and the geographic distribution of profits and losses in the applicable tax jurisdictions. For the three and six months ended June 30, 2004, our effective tax rate was 39%, which represented our approximate statutory rate in both periods.

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities for which income tax benefits are expected to be realized in future years. Deferred tax assets are reviewed for recoverability based on projections of future operating results.

Back to Contents

As of June 30, 2005, we have recorded $10.3 million in deferred tax assets offset by a valuation allowance of $8.0 million (a net of $2.3 million in current and long-term net deferred tax assets) and deferred tax liabilities of $3.9 million. The valuation allowance was established to reduce those net deferred tax assets primarily resulting from our merger with MIVA Media Europe, due to its history of cumulative losses. Utilization of those NOLs is reflected as an adjustment to goodwill and will not be reflected in our results of operations. The balance in our deferred taxes relates primarily to NOLs associated with U.S. companies we acquired in 2004.

NOTE K- SUBSEQUENT EVENT – RESOLUTION OF PARTNER CONTRACT DISPUTE

In July 2005, we received and recognized $1.3 million as resolution of a dispute with a distribution partner that had ceased showing our paid listings in Europe before the end of the contractual term. This amount will be recorded as revenue in our consolidated statement of operations for the quarter ended September 30, 2005.

On August 15, 2005, we announced that we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and took a royalty bearing non-exclusive license to certain Yahoo! patents. In addition, Yahoo! agreed to release all claims at issue in the lawsuit.

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

Overview

During the second quarter of 2005, we changed our name to MIVA, Inc. in order to fully integrate our operations and create a single brand around the businesses we have brought together over the past 18 months.

MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, “MIVA”, or “the Company”), is the leading independent Performance Marketing Network in the world; we are dedicated to helping businesses grow. We deliver qualified leads to advertisers, help maximize revenue for our partners, facilitate commerce for online merchants, and provide relevant information to customers. We have evolved over the last two years as we have aggregated and developed new products and services for our customers and partners. Today we offer a range of products and services through our three customer-facing divisions - MIVA Media, MIVA Direct and MIVA Small Business. Each of these divisions offers a suite of products and services aimed at significantly enhancing: our advertisers’ return on investment; our partners’ ability to monetize their traffic; and Internet users’ ability to find relevant online content.

To accomplish our goal of helping businesses grow, our three divisions provide the following services:

•
MIVA Media helps businesses grow their customer base through performance marketing services such as Pay-Per-Click and Pay-Per-Call, which help advertisers position their products and services in front of a prospective customer as the customer is actively looking for those products and services. Our MIVA Media division also offers a Private Label service, which provides large companies with the opportunity to brand and sell their own performance marketing service;

•	MIVA Direct focuses on helping businesses grow by developing one-to-one relationships with customers by providing desktop consumer software such as private-branded toolbars and improved site performance through a variety of search-related applications;

•	MIVA Small Business helps small businesses grow online by developing integrated marketing and business solutions based on the MIVA Merchant e-commerce platform that includes storefronts, payment processing, logistics management, and professional services. We integrate our MIVA Media advertising services with our Small Business offerings.

Our offerings reflect our commitment to five core values - independence, infinite growth, service, customization and value.

We define ourselves as independent because we do not promote a branded destination search engine or portal that actively competes with our distribution partners for Internet users. Our MIVA Direct division does own several websites, and we seek traffic for those websites, but our primary focus is to assist our partners to develop, grow, and monetize our partners’ traffic, unlike certain other performance marketing companies whose primary focus is to develop, grow, and monetize the traffic going to their own, branded destination search engines or portals, often in direct competition with many of their distribution partners.

Back to Contents

During the three and six months ended June 30, 2005, our revenue and expenses increased over the same periods in 2004, primarily due to the inclusion of operating results from mergers and acquisitions completed in 2004. Results from MIVA Small Business have been included for the entire 2004 and 2005 periods presented. Our 2005 results include the operations of MIVA Direct, B&B and MIVA Media Europe for the entire period. In the first six months of 2004, results from MIVA Direct and B&B have been included from the date of their acquisition, March 22, 2004 and June 4, 2004, respectively. Our consolidated results for the three and six months ended June 30, 2004 do not reflect the operations of MIVA Media Europe, with which we merged subsequent to the end of the second quarter.

Pay-Per-Click and Pay-Per-Call revenue from the MIVA Media Network, private label revenue, and revenue from our MIVA Direct traffic sources are recognized when earned, which is based primarily on the actual click-through or call activity, and then only to the extent that the advertiser has deposited sufficient funds with us, or if we believe collection is probable for those customers to whom we extend credit. Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship, which has generally been two years. Revenue for software licenses is recognized when persuasive evidence of an arrangement exists (normally a signed contract), delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from support arrangements is accounted for as a subscription, with billings recorded as deferred revenue and recognized as revenue ratably over the contract term.

Recent Developments

During our past and as a matter of ongoing business practice, we remove distribution partners from our networks or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners if the partners do not meet our traffic quality or distribution guidelines. On May 5, 2005, we announced that, beginning in late April 2005, we began to remove certain distribution partners and/or their sub-affiliates from our networks because we believe these partners and/or their sub-affiliates did not follow our distribution guidelines. The removal of traffic continued throughout the second quarter. In addition, we believe our revenue has been negatively impacted by a decrease in Internet traffic from our distribution partners due in part to decreases in overall Internet traffic generated by certain of our distribution partners, increased competition, and decreased Internet traffic volume from new distribution partners. The effect on revenue from these factors (i.e., the removal of certain Internet traffic sources and the reduction in Internet traffic from our current sources) was significant, reducing second quarter revenue by approximately 15% compared to the first quarter of 2005. The reduction of revenue contributed to our operating loss for the three months ended June 30, 2005.

During the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the amount of our recorded equity. As a result of the decline in our market capitalization and other indicators, we performed an impairment test to determine if the value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and it was determined that an impairment existed. As of the time of the filing, we have not finalized the second step of the analysis due to the timing of the 10-Q filing relative to the occurrence of the events of impairment and other issues. However, we have determined that an impairment loss is probable and could be reasonably estimated. Therefore, as permitted under the provisions of FASB Statement No. 142, we recorded an estimated non-cash impairment charge of $118.9 million to reduce the carrying value of goodwill and other indefinite-lived intangibles to their fair value. We will continue to evaluate our goodwill and other indefinite-lived intangible assets for impairment in accordance with FASB Statement No. 142 in the future. Additional impairment charges may be required if revenue and cash flow expectations are further reduced.

On July 6, 2005, we announced that we had completed a private label agreement with Eniro AB, the leading directory company in the Nordic media market. The agreement covers all four Nordic Markets – Sweden, Denmark, Norway and Finland. In connection with the agreement, Eniro acquired substantially all of the assets of our indirect, wholly-owned subsidiary Espotting Scandinavia AB. The private label agreement allows MIVA to provide Eniro the capability to enter the Performance Marketing sector under their own brand name using our developed technology and advertisers.

Back to Contents

As disclosed in our Form 8-K/A dated May 16, 2005, Ernst & Young LLP, our independent registered certified public accounting firm, resigned effective May 10, 2005. On July 11, 2005, we filed a Form 8-K with the Securities and Exchange Commission to disclose that we had retained BDO Seidman LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

On August 15, 2005, we announced that we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and took a royalty bearing non-exclusive license to certain Yahoo! patents. In addition, Yahoo! agreed to release all claims at issue in the lawsuit.

Organization of Information

Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of operations

•	Liquidity and capital resources

•	Use of estimates and critical accounting policies

•	Special note regarding forward-looking statements

RESULTS OF OPERATIONS

We commercially launched the MIVA Media North America Network in September 1999, our first private label agreement commenced in September 2002, we acquired MIVA Small Business Solutions, Inc. (“MSB”) in January 2004, MIVA Direct, Inc. (“MIVA Direct”) in March 2004, the assets of B&B Enterprises, Inc. (now B&B Advertising, Inc. or “B&B”) in June 2004, and in July 2004, through a subsidiary, we merged with MIVA Media International, Inc. (formerly Espotting Media, Inc.). We changed our name to MIVA, Inc. in June 2005, and at the same time changed the name of many of our customer facing subsidiaries, as well. When making comparisons between 2005 and 2004, readers should note that the results of operations of MIVA Direct, B&B and MIVA Media Europe have been included in our statements of operations since the consummation date of each such acquisition or merger, and have contributed to increases in our revenue and operating expenses in 2005 compared to 2004. The operations of MIVA Direct, B&B and MIVA Media Europe are being integrated with our operations. Accordingly, their future stand-alone impact may be difficult to isolate. Readers should also note that we do not anticipate our historical growth rates to continue.

Additionally, we believe our annual operating margins will decline in 2005 as a result of integrating recently acquired businesses with lower operating margins, the impact of amortizing intangible assets acquired in mergers and acquisitions, increased competition and increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales and marketing expenses and increased costs of operating as an international public company with multiple divisions.

Revenue

During the three months ended June 30, 2005, we recorded revenue of $48.8 million, an increase of 76% from the $27.8 million recorded in the same period in 2004. For the six months ended June 30, 2005, we recorded $107.0 million in revenue compared with $52.5 million for the six months ended June 30, 2004. In all periods presented, the increase in revenue in 2005 compared to 2004 is primarily the result of the inclusion of results from businesses acquired during 2004.

During the three and six months ended June 30, 2005 and 2004, no advertiser account represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, none of the purchases made from any of these distribution partners represented over 10% of consolidated revenue in the three or six months ended June 30, 2005. In 2004, Internet traffic from two distribution partners each represented over 10% of total revenue for the three and six months ended June 30.

Back to Contents

In October 2004, we ceased the display of online gambling-related advertising to users on the MIVA Media North America Network with Internet protocol, or IP, addresses originating from the United States or for which we cannot determine the country of origin. As part of our ongoing efforts with respect to delivering quality prospects to our advertisers, in the second half of the fourth quarter of 2004, we ceased displaying advertisements through certain distribution partners and their affiliates whose traffic did not adequately convert to revenue for our advertisers. Additionally, during our past and as a matter of ongoing business practice, we remove distribution partners from our networks or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners if the partners do not meet our guidelines. In late April 2005, we began to remove from our networks certain distribution partners and/or their sub-affiliates that had developed methods for obtaining new users or directed traffic through distribution channels that did not follow our distribution guidelines. Traffic purchased from these distribution partners and distribution channels represented a meaningful percentage of daily click-through revenue, thereby negatively affecting our expected financial performance. In addition, we believe our revenue has been negatively impacted by a decrease in Internet traffic from our distribution partners due in part to decreases in overall Internet traffic generated by certain of our distribution partners, increased competition, and decreased Internet traffic volume from new distribution partners.

The effect of all of these changes has been a reduction of our overall click-through revenue. Revenue throughout the second quarter was reduced from actions taken to remove distribution partners and the other factors. We anticipate levels of quarterly revenue during the second half of 2005 will decrease compared with the second quarter of 2005 when the full weight of events that occurred during the second quarter will be reflected in our financial results. We plan to continue our efforts to invest in our business by capitalizing on additional capabilities that we are developing, including Pay-Per-Call, private-branded toolbars, and algorithmic web search tools, along with other initiatives.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2005 and 2004 were as follows (in millions, except percentage growth rates):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2005	2004	% Change	2005	2004	% Change

Cost of services	$25.9	$12.5	108%	$57.1	$24.6	132%
Marketing, sales, and service	9.1	2.8	220%	17.0	5.1	236%
General and administrative	11.0	4.2	161%	20.9	7.6	173%
Product development	2.3	1.3	78%	4.3	1.9	127%
Impairment loss on goodwill	118.9	—	100%	118.9	—	100%
Amortization	1.9	1.1	79%	3.9	1.3	207%
Patent litigation settlement	8.0	—	100%	8.0	—	100%

	$177.1	$21.9	709%	$230.1	$40.5	468%

Operating expenses as a percent of revenue for the three and six months ended June 30, 2005 and 2004 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004

Cost of services	53%	45%	53%	47%
Marketing, sales, and service	19	10	16	10
General and administrative	22	15	20	14
Product development	5	5	4	4
Impairment loss on goodwill	244	—	111	—
Amortization	4	4	4	2
Patent litigation settlement	16	—	7	—

	363%	79%	215%	77%

Cost of services – Cost of services consists of revenue sharing or other arrangements with our MIVA Media distribution partners, costs associated with designing and maintaining the technical infrastructure that supports our various services, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with the technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

During the second quarter of 2005, we reconsidered the nature of our operating expenses and determined that certain operating expenses were more appropriately classified as Cost of Services because of their direct relationship with revenue. These expenses had previously been classified as either search serving or marketing, sales, and service expenses. Financial results for all periods presented have been reclassified to reflect this presentation. The reclassification does not result in any increase or decrease in total expenses for any period presented.

Back to Contents

Cost of services increased in the three and six month periods ended June 30, 2005 compared with the same periods in the previous year as the result of incremental expenses across all categories associated with acquisitions completed during 2004 (approximately $17.6 million and $39.2 million of the increase in the three and six months ended June 30, 2005, respectively). These amounts were offset by a reduction in amounts paid related to traffic acquisition costs with our distribution partners in our MIVA Media North America business unit during both periods presented, due to lower revenue on traffic from these partners. Cost of services for the three and six months ended June 30, 2005 compared to the same periods in 2004 increased as a percent of revenue due to the fact that the results from MIVA Media EU are included in both periods in 2005. On average, amounts paid under revenue sharing arrangements have been historically higher in Europe than in the U.S. In addition, as a result of the royalty bearing non-exclusive license agreement signed in August 2005, we expect our cost of services will increase as a percent of revenue.

The increase in cost of services also included increases in depreciation of recently acquired technical equipment, hub service expense, and other technological expenses.

Marketing, sales, and service - Marketing, sales, and service expense consists primarily of payroll and related expenses for personnel engaged in marketing, advertiser solutions, business development, sales functions, affiliate relations, business affairs, corporate development, and credit transactions. It also includes advertising expenditures, promotional expenditures such as sponsorships of seminars, trade shows, and expos, referral fees and other expenses to attract advertisers to our services, and fees to marketing and public relations firms.

The primary reason for the increase in marketing, sales, and service expenses for the three and six months ended June 30, 2005 compared with the same periods in 2004 was the inclusion of results from companies acquired in 2004 (approximately $3.5 million and $9.5 million, respectively).

Employee related expenses and advertising represent the largest component of our marketing, sales and service expense. During the second quarter of 2005, we invested approximately $1.4 million in a marketing effort in connection with rebranding our company to MIVA, Inc. as previously discussed. The marketing campaign served to communicate the name change, as well as reposition the company with advertisers and Internet users and raise awareness of our products and services. These efforts contributed to the increase in marketing, sales, and service expenses in the three and six months ended June 30, 2005 compared with the same periods in 2004. In addition, we increased other advertising expenses, including efforts related to consumer toolbar downloads.

General and administrative - General and administrative expense consists primarily of payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for administrative personnel; insurance; depreciation of property and equipment not related to search serving or product development activities; expenses and fees associated with the reporting and other obligations of a public company; bad debt; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, supporting litigation, and evaluating and pursuing new opportunities.

The increase in general and administrative expenses in the three and six months ended June 30, 2005 compared to the same periods in 2004 was due primarily to the inclusion of results from acquisitions completed during 2004 (approximately $3.4 million and $7.1 million, respectively). Our patent litigation with Yahoo! Search Marketing Solutions came to trial during the second quarter of 2005, and we were named as a defendant in several new litigation matters. Legal fees associated with these and other matters were a factor in the increase in general and administrative expenses during the second quarter and first half of 2005 in comparison with 2004. Legal fees increased $2.0 million and $3.4 million in the three and six months ended June 30, 2005 compared to the same periods in 2004, contributing to the increase in general and administrative expenses as a percent of revenue in both comparative periods. In addition, our audit fees and fees related to Sarbanes-Oxley compliance contributed to the increase in general and administrative expenses as a percent of revenue, increasing by $0.5 million and $1.4 million in the three and six months ended June 30, 2005 compared to the same periods in the previous year.

Back to Contents

We expect to continue to incur substantial expenses related to our pending litigation matters for the remainder of the year and beyond. As we litigate the lawsuits to which we are a party, and as we evaluate and pursue new strategic opportunities, we will continue to incur substantial legal expenses. Our legal expenses may increase significantly as a result of recently filed class action lawsuits against us; however no meaningful estimate of the expenses associated with these lawsuits can be calculated at this time.

Product development - Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality for our proprietary services and depreciation for related equipment used in product development. The increase in product development expenses during the three and six months ended June 30, 2005 compared to the same periods in 2004 was primarily due to incremental expenses resulting from acquisitions completed in 2004 (approximately $0.8 million and $1.9 million, respectively) along with increases in personnel expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, expect product development expenses to increase during 2005.

Impairment loss - During the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the carrying value of our equity. As a result of this and other indicators, our earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter, including our decision to remove traffic that did not meet our distribution guidelines and other considerations with respect to our current business environment that changed our expected business prospects. As a result of the existence of these indicators, we performed an impairment test to determine if the carrying value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2005, and determined that an impairment existed. As of the time of the filing, we have not finalized the second step of the analysis due to the timing of the 10-Q filing relative to the occurrence of the events of impairment and other issues. However, we have determined that an impairment loss is probable and could be reasonably estimated. Therefore, as permitted under the provisions of FASB Statement No. 142, we recorded an estimated non-cash impairment charge of $118.9 million to reduce the carrying value of goodwill and other indefinite-lived intangibles to their fair value. This amount has been included in operating expenses in the three and six months ended June 30, 2005. For additional information on the impairment, please see Note I of the unaudited condensed consolidated financial statements. We will continue to assess the impairment of goodwill and other indefinite-lived intangibles in accordance with FASB Statement No. 142 in future periods.

The actual impairment charges may be higher or lower than the estimated charges we have recorded. During the third quarter of 2005, we will complete the second step of the analysis and record any resulting increase or decrease in the impairment charge.

Amortization - The merger with MIVA Media Europe was completed in the third quarter of 2004, and, as such, related amortization expense was not included in the first half of 2004. The inclusion of amortization related to the assets recorded as a result of the merger with MIVA Media Europe is the primary reason for the increase in amortization expense for the three and six months ended June 30, 2005 compared to the same periods in 2004. The acquisition of B&B was completed on June 4, 2004, and also contributed to the increased amortization expense in 2005. We expect to continue purchasing assets or businesses, which may result in additional intangible assets and amortization expense.

Patent litigation settlement - In the second quarter of 2005, we recorded an operating expense of $8.0 million related to the settlement of our patent litigation with Yahoo!.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income including exchange rate loss was $0.1 million in the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005, we recorded net interest income including exchange rate loss of $0.1 million compared with $0.3 million for the comparable period in 2004.

Back to Contents

Interest income decreased primarily due to the fact that average cash, cash equivalents and short-term investments in 2005 decreased from the amount available during the same period in 2004.

Income Taxes

During the three and six months ended June 30, 2005 and 2004, we recorded the following tax provision (in thousands except percentages):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Pretax income (loss)	$(128.2)	$6.0	$(123.0)	$12.2
Tax provision (benefit)	(3.0)	2.3	(1.0)	4.8
Effective tax rate	2.3%	39.0%	0.8%	39.0%

The primary reason for the abnormal relationship of income taxes to the pretax loss in 2005 is the non-deductibility of the impairment charge and the geographic distribution of profits and losses in the applicable tax jurisdictions. The tax provision recorded in 2004 represents our approximate statutory tax rate.

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities for which income tax benefits are expected to be realized in future years. Deferred tax assets are periodically reviewed for recoverability based on projections of future operating results.

As of June 30, 2005, we have recorded $10.3 million in deferred tax assets offset by a valuation allowance of $8.0 million (a net of $2.3 million in current and long-term net deferred tax assets) and deferred tax liabilities of $3.9 million. The valuation allowance was established to reduce those net deferred tax assets primarily resulting from our merger with MIVA Media Europe, due to its history of cumulative losses. Utilization of those NOLs is reflected as an adjustment to goodwill and will not be reflected in our results of operations. The balance in our deferred taxes relates primarily to NOLs associated with North American acquisitions from 2004.

Net Income (Loss)

As a result of the factors described above, we generated a net loss of $125.2 million, a loss of $4.08 per diluted share, and $122.0 million, a loss of $3.98 per diluted share, in the three and six months ended June 30, 2005, respectively. In the same periods in 2004, we generated net income of $3.6 million, or $0.15 per diluted share, and $7.4 million, or $0.30 per diluted share, respectively.

Diluted weighted average common shares outstanding increased 5.7 million shares from 25.0 million shares for the three months ended June 30, 2004 to 30.7 million for the three months ended June 30, 2005. For the six months ended June 30, 2005, diluted shares outstanding increased 6.2 million shares from 24.5 million shares in the same period in 2004 to 30.7 million. The increase in shares is due primarily to the impact of approximately 8.7 million shares and options to purchase shares issued during 2004 to acquire MSB, MIVA Direct and MIVA Media Europe.

Impact of Foreign Currency Translation

As a result of our merger with MIVA Media Europe in 2004, our international net revenues were $26.4 million and $57.4 million in the three and six months ended June 30, 2005, respectively. Prior to the third quarter of 2004, we had no international revenue. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income. Similarly, our consolidated net revenues, operating expenses and net income will decrease in the event the U.S. Dollar strengthens against foreign currencies.

Back to Contents

During the first half of 2005, the U.S. Dollar strengthened against the British Pound and the Euro. Had the exchange rates not changed from December 31, 2004, our net revenues for the three and six months ended June 30, 2005 would have been approximately $0.4 million and $2.2 million, respectively, higher than we reported using the actual exchange rates for 2005. In addition, had the exchange rates not changed from the end of the year, operating expenses, excluding non-cash impairment charges, for the three and six months ended June 30, 2005 also would have been $0.4 million and $2.1 million, respectively, higher than we reported using actual exchange rates for 2005.

We expect our international operations will continue to represent a significant portion of our business as we develop and expand our global marketplace. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income. See the information in Item 3 under “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. From inception through June 30, 2005, we have raised net proceeds of approximately $33.6 million through private equity financings and received approximately $13.7 million in proceeds from the exercise of warrants and options. During the six months ended June 30, 2005, we generated cash from operations of approximately $8.1 million.

We currently generate positive cash flows from our operations primarily due to advertisers bidding for the placement of their keyword-targeted ads within the MIVA Media Network and the networks of our private label partners, and distribution and private label partners displaying these keyword ads, leading to paid click-throughs. If we or our private label partners fail to continue to provide our managed advertisers with high quality click-throughs, those advertisers may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline. If we fail to offer our distribution partners competitive keyword-targeted advertisements with respect to any of the following:

•	average revenue per paid click through;
•	the revenue share paid to the distribution partners;
•	the relevancy and coverage of our keyword ads; or
•	the speed and delivery of such ads,

our partners may display fewer MIVA Media network advertisements, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. Additionally, the number and quality of competitors of keyword-targeted ads is increasing, which may adversely impact our ability to keep or grow our advertiser and distribution partner relationships, as well as our average revenue per paid click-through. These factors, coupled with any increase in either the amount of payments owed to and/or the payment terms with our distribution partners may reduce our revenue and cash flows.

Net cash provided by operating activities totaled approximately $8.1 million during the six months ended June 30, 2005 compared to approximately $7.4 million in the same period in the prior year. During 2005, we generated positive cash flow from net income (loss), non-cash expenses, tax benefit from the exercise of stock options, and changes in deferred taxes of approximately $5.5 million. We also generated positive cash flow from changes in operating assets and liabilities of $2.5 million. The cash provided by changes in operating assets and liabilities is primarily the result of decreases in our balance of deferred revenue ($1.5 million) along with increases in the balance of income taxes receivable, other assets, and prepaid expenses ($5.3 million). These amounts were offset by a reduction in accounts receivable ($2.8 million) due to better collection efforts in the period and increases in accounts payable and accrued liabilities ($6.6 million) resulting primarily from our patent litigation settlement. Deferred revenue decreased due to the fact that customers paid us less cash in advance of their paid click-throughs. All working capital accounts are also being affected by our reduction in the level of business activity in the first half of 2005 compared to the last half of 2004. In the first half of 2004, we recorded cash provided by operating activities of $7.4 million, consisting of net income and non-cash expenses ($14.0 million) offset by changes in working operating assets and liabilities ($6.6 million).

Back to Contents

Net cash provided by investing activities totaled approximately $3.5 million during the first six months of 2005. The amount provided in 2005 consisted primarily of cash from the sale of short-term investments offset by purchases of short-term investments ($11.9 million), capital expenditures for equipment, furniture and fixtures ($4.8 million), and payments made on earnouts related to the acquisition of B&B ($3.5 million). In the same period in 2004, net cash provided by investing activities consisted primarily of proceeds from the sale of short-term investments offset by purchases of short–term investments ($32.2 million), capital expenditures ($2.0 million), and cash payments, net of cash acquired, made related to the acquisitions of MIVA Small Business and MIVA Direct ($10.9 million).

Net cash used in financing activities in the first half of 2005 was $2.9 million, which primarily consisted of a $3.5 million payment made pursuant to a perpetual software license agreement with FAST Search and Transfer. In addition, there were payments made on a notes payable during the period. These amounts were offset by $1.0 million of proceeds from the exercise of stock options. During the same period in 2004, payments made on capital leases and notes payable were $1.3 million, which was offset by proceeds from the exercise of stock options of $1.4 million.

As of February 19, 2004, we entered into a $10.0 million revolving loan facility with a commercial lending institution, which expired on June 30, 2005. At the time the facility expired, no borrowings were outstanding, and the facility had not been utilized. We do not anticipate, at this time, that we will need to replace the borrowing capacity of the loan facility.

Our principal source of liquidity is approximately $49.9 million of cash, cash equivalents and short-term investments as of June 30, 2005. Given the change in our operating performance in the second quarter of 2005, we are reassessing the need for all planned capital expenditures for 2005 in order to ensure our resources are efficiently applied. Although we have no material long-term commitments for capital expenditures, we anticipate capital expenditures will continue to be approximately $1.0 to $2.0 million per quarter throughout the remainder of 2005.

On August 15, 2005, we announced that we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and took a royalty bearing non-exclusive license to certain Yahoo! patents. In addition, Yahoo! agreed to release all claims at issue in the lawsuit.

Back to Contents

Despite the negative operating performance recorded in the second quarter of 2005 and our current expectation that we will not experience significant growth throughout the remainder of 2005, we believe our cash balances and other liquid assets as of June 30, 2005, together with cash flows from operations, will provide adequate resources to fund ongoing operating requirements, contingent earnout payments and future capital expenditures over the next 12 months.

In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. We filed a shelf registration statement during 2004 that will allow us to issue up to 6.0 million shares of our authorized common stock. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend upon numerous factors including the relative performance of our business, competitive pressures, and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell debt securities or additional equity securities or secure a new debt facility. The sale of convertible debt securities, or additional equity securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Business Risks” included in this report.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including, but not limited to, those related to allowance for doubtful accounts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions we believe are reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates.

Revenue

Revenue is generated primarily through click-throughs on our managed advertisers’ paid listings. Certain advertisers make deposits in advance and these deposits are recorded as deferred revenue. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser’s bid price. Revenue is also generated from our private label service and is recognized in accordance with the contractual payment agreements as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we record MIVA Media Network click-through revenue gross, and private label revenue net.

Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from support arrangements is recognized ratably over the contract period of the invoice. When a MIVA Direct user clicks on a sponsored advertisement on a distribution partner’s network, revenues and related profit are recognized in the amount of the partner’s fee due to MIVA Direct. Non-click-through-related revenue from MIVA Direct resulting from a variety of search-related applications is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

Back to Contents

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $2.1 million and $3.1 million as of June 30, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations, or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy, or all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers’ ability to pay our invoices were to suffer beyond the estimates made, additional allowances may be necessary which would result in an additional general and administrative expense in the period such an event occurred. Historically, our actual losses have been generally consistent with these allowances.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized based on the positive and negative evidence as set forth in FASB Statement No. 109, Accounting for Income Taxes. This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies. As of June 30, 2005, we have net deferred tax liabilities of approximately $1.6 million, which includes deferred tax assets of $10.3 million offset by a valuation allowance of $8.0 million and deferred tax liabilities of $3.9 million.

At June 30, 2005, we had a United States NOL carryforward of $28.4 million, which can currently be used only at an annual rate of $4.0 million pursuant to Internal Revenue Code Section 382, and foreign NOL carryforwards of $23.5 million. The NOLs related to foreign jurisdictions are fully offset by a valuation allowance. Subsequent release of the valuation allowances will be recorded as a reduction to goodwill and will not affect our tax provision in our results of operations.

Historically, our tax provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in revenue or tax rates by tax jurisdiction could result in a material impact to future consolidated statements of income and cash flows.

Purchase Accounting

We have made estimates of the fair values of the assets and liabilities acquired as a part of our MSB, MIVA Direct, B&B and MIVA Media Europe transactions during 2004 based on either appraisals from third parties, certain internally generated information or both. In addition, we have estimated the economic lives of certain of these assets. These lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different, our amortization expense could vary. Our estimates of the economic useful lives of our intangible assets range from 1 to 7 years, with a weighted average life of approximately five years.

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

Back to Contents

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

We perform indefinite-lived impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, and significant negative industry or economic trends. For example, unexpected increases in advertiser or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

The goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. The assumptions supporting the cash flows, including discount rates, are determined using the best estimates as of the date of the impairment review. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited history on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses; however, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. As a result, additional impairment losses such as the one recorded in the second quarter of 2005 are possible. Should future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	revenue;
•	primary operating costs and expenses;
•	capital expenditures;

Back to Contents

•	operating lease arrangements;
•	evaluation of possible acquisitions of, or investments in business, products and technologies;
and
•	existing cash and investments being sufficient to meet operating requirements.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed in “Risk Factors” and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

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

We began operating our business in 1998 and since that time we have undergone significant changes:

•	we launched the FindWhat.com Network (now the MIVA Media North America Network) in September 1999;

•	we launched our private label service in September 2002; and

•	in 2004, we acquired or merged with five companies, including a leading supplier of e-commerce software and services to small and medium-sized businesses, a provider of connected desktop consumer software, a U.S. performance-based, keyword-targeted advertising business; and a leading provider of performance-based, keyword-targeted Internet advertising services in Europe, each of which substantially diversified and expanded the scope and geographic reach of our operations.

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

Back to Contents

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

In addition, we may not be able to further develop and maintain relationships with distribution partners. Difficulties may arise in our relationships with distribution partners for a number of reasons, some of which are outside of our control. These distribution partners may regard us as not significant for their own businesses, may regard us as a competitor to their businesses or find our competitors to be more attractive. In addition, our distribution partners face substantial competition, and any inability on our part to align with successful distribution partners could adversely affect our business. Our distribution partners may not be able to increase or maintain in the future the Internet traffic they have historically generated for our network. Additionally, we have in the past and may in the future cease displaying advertisements through certain distribution partners and their affiliates whose traffic does not adequately convert to revenue for our advertisers. Moreover, our agreements with our distribution partners vary in duration and generally are not long-term agreements. Our distribution agreements are generally terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms and changes in control in certain circumstances. We may not be successful in renewing our existing distribution partnership agreements, or if they are renewed, any new agreement may not be on as favorable terms. In addition, we may not be successful in obtaining new distribution partners. Any adverse changes in the business of, or our relationships with, key distribution partners or any inability on our part to obtain new distribution partners could have a material adverse effect on our business, revenue and results of operations.

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

Back to Contents

Additionally, we have removed in the past and may continue in the future to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which would have a material adverse effect on our business, revenue and results of operations. Compared to our revenue from the quarterly period ended March 31, 2005, our revenue for the quarterly period ended June 30, 2005 decreased 15% due, in part, to the removal from our network of certain traffic generated by our distribution partners that did not meet our or our advertisers’ guidelines or standards. Additionally, the removal of any distribution partners or any of the traffic they generate for us, may cause us to reduce our future revenue and earnings estimates, cause us to miss analysts’ expectations and could consequently cause our stock price to decline.

Click-through fraud, whether we detect it or not, could cause our revenues and our business to suffer.

From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to distribution partners within our MIVA Media Network. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to the MIVA Media Network partner rather than to view the underlying content. We have implemented screening policies and procedures to minimize the effects of these fraudulent clicks. We believe that these policies and procedures assist us in detecting fraudulent click-throughs, which are not billed to our advertisers. However, it is difficult to detect all fraudulent clicks and detection may become more difficult in the future if third parties implement more sophisticated fraudulent click-through schemes. To the extent that we are unable to detect click-through fraud, we may refund revenue that our advertisers have paid to us that is later discovered to be attributed to these fraudulent click-throughs. If we find new evidence of past fraudulent clicks, we may have to issue refunds to advertisers retroactively for amounts previously paid to our MIVA Media Network distribution partners. Any of these situations would adversely affect our profitability, and these types of fraudulent activities could hurt our brands. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers. If this occurs, our advertisers may become dissatisfied with our advertising programs, and we may lose advertisers and revenue.

Additionally, we, along with others in our industry, were named in a putative class action lawsuit by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies. Allegations of this nature, generally relating to click-through fraud, whether accurate or not, may have the effect of causing advertisers to lose confidence in the services we provide and to cease advertising with us. Any material reduction in our advertisers’ participation in the MIVA Media Network on an aggregate basis could have a material adverse effect on our results of operations. Additionally, this litigation and similar cases in the future could be costly, time-consuming and could result in the diversion of our management’s time and attention, any of which could have a material adverse effect on our business, financial condition or results of operations.

We have in the past and may in the future incur impairment charges that materially adversely affect our earnings and our operating results.

During the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and it was determined that an impairment existed. As of the time of the filing, we have not completed the second step of the analysis due to the timing of the 10-Q filing relative to the occurrence of the events of impairment and other issues. However, we have determined that an impairment loss is probable and could be reasonably estimated. Therefore, as permitted under the provisions of FASB Statement No. 142, we recorded an estimated non-cash impairment charge of $118.9 million to reduce the carrying value of goodwill and other indefinite-lived intangibles to their fair value. This impairment loss had a material adverse effect on our operating results for the quarterly period ended June 30, 2005.

Back to Contents

We will continue to evaluate our goodwill and other indefinite–lived intangible assets for impairment in accordance with FASB Statement No. 142 annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of significant assets or other factors. We cannot assure you that future impairments will not occur. If we determine that significant impairment has occurred in the future, we would be required to write off additional goodwill. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations.

We have made significant investments in new initiatives related to current and future product and service offerings that may not meet our expectations in terms of the viability, success or profitability of such initiatives.

We have recently made significant investments in new initiatives related to current and proposed product and service offerings, such as Pay-Per-Call, private-branded toolbars and the purchase of an enterprise license for FAST’s Data SearchTM 360 data search and analysis software. All such new and proposed initiatives require the expenditure of significant time, money, personnel and other resources. There can be no assurance that any of these initiatives will be viable, successful or profitable. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce or implement these or other products or services could materially adversely affect our business, financial condition and results of operations.

The business of our MIVA Media Network is dependent upon our ability to deliver qualified leads to our advertisers.

Advertisers utilize our MIVA Media Network to deliver Internet traffic to their websites. We believe advertisers will only use our services if we deliver high quality Internet traffic that meets their needs. A typical way for an advertiser to gauge the quality of Internet traffic is a conversion ratio measuring conversions on their website against the amount of Internet traffic delivered. If we are not satisfied with the quality of Internet traffic delivered from our distribution partners we may take remedial action, including removal of the distribution partner from our networks. We may not be successful in identifying distribution partners with low quality traffic, or in delivering high quality traffic to our advertisers, and we have removed in the past and may continue in the future to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, or terminate our relationships with distribution partners because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which could have a material adverse effect on our business, revenue and results of operations.

We face substantial and increasing competition in the market for Internet-based marketing services.

We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include Yahoo! and its Search Marketing Services division, Google, Ask Jeeves, Lycos, Microsoft and Time Warner’s AOL division. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing, personnel and other resources than we have. These competitors historically have developed and expanded their portfolios of products and services more rapidly than we have. In addition, these and other competitors may have or obtain certain intellectual property rights that may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing more aggressively in research and development and competing more aggressively for advertisers and partners. We expect that these competitors will increasingly use their financial and technological resources to compete with us. For example, Microsoft has announced plans to develop a new Internet search technology that may make its search functions a more integrated part of its Windows operating system.

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

Our success depends on providing products and services that businesses use to provide their clients with a high quality Internet experience. Our competitors are constantly developing innovative Internet products. As a result, we must continue to seek to enhance our technology and our existing products and services and introduce new high-quality products and services that businesses will use. Our success will depend, in part, on our ability to:

•	enhance and improve the responsiveness and functionality of our MIVA Media Network, our private label service, our primary traffic services and our merchant services;

•	license, develop or acquire technologies useful in our business on a timely basis, enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of our prospective and current customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

We generate most of our revenue from our advertisers. Accordingly, our ability to generate revenue from the MIVA Media Network is dependent upon our ability to attract new advertisers, maintain relationships with existing advertisers and generate traffic to our advertisers’ websites. Our programs to attract advertisers include direct sales, agency sales, online promotions, referral agreements and participation in tradeshows. We attempt to maintain relationships with our advertisers through customer service and delivery of qualified traffic.

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

We have recently merged with or acquired a number of businesses: Miva, Comet, BBE and Espotting (now MIVA Small Business Solutions, MIVA Direct, B&B Advertising and MIVA Media Europe, respectively). The integration of these businesses may be difficult, time consuming and costly. The integration may divert our management’s time and resources from the operation of our businesses. The integration and management of these companies is also more challenging because the primary operations of MIVA Media Europe are conducted in Europe, while our historical operations and those of our other new acquisitions are conducted primarily in the United States. Our integration efforts may not be completed as planned, may take longer to complete or may be more costly than anticipated, or these acquired businesses may not achieve their expected results, any of which would have a material adverse effect on our business and results of operations. Additionally, if these acquired businesses are unable to achieve their expected results, there is risk of an impairment of the assets acquired, which in turn could have an adverse effect on our results of operations.

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

•	we may not be able to identify, acquire or profitably manage any additional businesses;

•	with smaller acquired companies we may need to implement or improve controls, procedures and policies appropriate for a public company;

•	the acquired companies may adversely affect our consolidated operating results, particularly since some of the acquired companies may have a history of operating losses;

•	acquisitions may divert our management’s attention from the operation of our businesses;

•	we may not be able to retain key personnel of acquired businesses;

•	there may be cultural challenges associated with integrating employees from our acquired companies into our organization; and

•	we may encounter unanticipated events, circumstances or legal liabilities.

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

Historically, we have operated primarily in the United States. We recently merged with MIVA Media Europe, which is based in the United Kingdom and serves a number of additional European countries. We have no prior experience integrating and managing international operations. Any inability to successfully integrate and manage our newly-acquired international operations could have a material adverse effect on our business, financial condition or results of operations. In addition, our future operating results could be adversely affected by a variety of factors arising out of our international operations, some of which are beyond our control. These factors include:

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

Some of our officers have had no senior management experience in public companies prior to joining MIVA. As of June 30, 2005, we had 516 full time employees, an increase from 481 on December 31, 2004. Our new employees include certain key managerial, technical, financial, marketing and operations personnel, including from acquired or merged companies, who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future. Our failure to attract and fully integrate our new employees into our operations could have a material adverse effect on our business, financial condition and results of operations.

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

New technologies may be developed that can block the display of ads or sponsored listings. Since most of our net revenue is derived from fees paid to us by advertisers, ad-blocking or similar technology could adversely affect our operating results.

Back to Contents

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

The primary Internet domain name we are using for advertisers to access our paid listings services and for our current merchant services business is “MIVA.com.” We believe that this domain name is an extremely important part of our business. We may desire, or it may be necessary in the future, to use other domain names in the United States and abroad. Governmental authorities in different countries may establish additional top-level domains, appoint additional domain-name registrars or modify the requirements for holding domain names. These new domains may allow combinations and similar domain names that may be confusingly similar to our own. Additionally, we may be unable to acquire or maintain relevant domain names in all countries in which we will conduct business. In addition, there are other substantially similar domain names that are registered by companies that may compete with us. There can be no assurance that potential users and advertisers will not confuse our domain name with other similar domain names. If that confusion occurs, we may lose business to a competitor and some users of our services may have negative experiences with other companies on their websites that those users erroneously associate with us.

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

We own several domestic and foreign trade and service mark registrations related to our products or services, including a U.S. Federal Registration for MIVA, along with trademarks for the names of our collective predecessor corporations. Additionally, we have filed applications to expand the geographic scope of the registration of the MIVA mark among others and have common law rights in several other marks. If other companies also claim rights to use the marks we use in our business, we may be required to become involved in litigation or incur an additional expense. Effective service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

The process and technology we use to operate our MIVA Media Network is critical to the success of our business. In February 2000, we filed a patent application for our MIVA Media Network with the United States Patent and Trademark Office. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights.

Back to Contents

To date, we have filed one patent application covering core technology used in our MIVA Media Network in Europe. This patent application is currently pending, and we cannot assure you that this patent ultimately will be granted. Even if we file other patent applications for our European MIVA Media technology in the future, we cannot assure you that any patents will ever be issued. Further, even if patents are issued, they may not protect our intellectual property rights, and third parties may challenge the validity or enforceability of issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.

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

We have historically experienced, and expect to continue to experience, seasonal fluctuations in the number of click-throughs received by typical distribution partners within our MIVA Media Network, both domestically and internationally. We expect that the first and fourth quarters of each calendar year will realize more activity than the second and third quarters, due to increased overall Internet usage during the first and fourth quarters related to colder weather and holiday purchases.

We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have identified several material weaknesses in our internal control as of December 31, 2004. This matter and our efforts regarding internal controls are discussed in detail in our Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on May 2, 2005 under Item 9A, Controls and Procedures. We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. As of June 30, 2005, we had not taken measures sufficient to eliminate the material weaknesses as of that date and we cannot be certain that these material weaknesses or others that may arise or be identified will be eliminated by next year's annual assessment. We also elected to exclude our wholly-owned subsidiary, Espotting, from the scope of the 2004 evaluation of our internal controls over financial reporting, as permitted by the staff of the Securities and Exchange Commission. We had not evaluated the internal control over financial reporting of MIVA Media Europe as of December 31, 2004 and therefore we may have material weaknesses, significant deficiencies or deficiencies relating to Espotting that are identified in the future. Additionally, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. We are reporting in this Quarterly Report on Form 10-Q for the second quarter of fiscal 2005 and we may be required to disclose in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Back to Contents

When we account for employee stock options using the fair value method, it will significantly reduce our net income.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which will require us, beginning in January 2006, to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. We currently account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We account for stock-based compensation to non-employees using the fair value method set forth in FASB Statement No. 123, and related interpretations. If we had used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our net loss would have increased by $3.4 million and $1.2 million than reported in the three month periods and $6.9 million and $3.1 million in the six month periods ended June 30, 2005 and 2004, respectively. When we adopt this new statement and expense our stock-based compensation plans using the fair value method as described in the new statement, we will have ongoing accounting charges for compensation expense significantly greater than those we would have recorded under our current method of accounting for stock options, which will reduce our reported operating, pre-tax and net income.

We cannot predict our future capital needs and may not be able to secure additional financing.

Except for our agreement with Fast Search & Transfer, we have no other material long-term commitments for capital expenditures. However, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash, cash equivalents and short-term investments as of June 30, 2005, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months.

Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we may seek to sell debt securities or additional equity securities or obtain al bank line of credit. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

Back to Contents

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

We may face third party intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.

Our current and future business activities, including implementation of our MIVA Media Network service or our private label service, may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark or patent infringement. We are aware of allegations from time to time concerning these types of claims and in particular in respect of trademark infringement claims. For example, certain potential claimants currently allege that they have trademark rights in certain keywords and that we violate these rights by allowing competitors of those potential claimants to bid on these keywords. While we believe that we have defenses to these claims under appropriate trademark legislation or, in certain circumstances, indemnification rights under our agreements with advertisers, we may not prevail in our defenses to any intellectual property infringement claims, and we may not be able to collect under any indemnification provisions relating to these claims, if any. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend and could result in the diversion of our management’s time and attention.

We may face cultural pressures and legal challenges related to the content of the advertisements we display to Internet users on the MIVA Media Network that could cause us to limit the display of such content in some jurisdictions, and, in the event of a legal challenge, could be costly to defend, may give rise to indemnification claims from our distribution partners and others, and, in all cases, could result in material losses.

From time to time, there may be cultural or legal divergences with respect to the content of the advertisements displayed to Internet users on our MIVA Media Network. As a result of these cultural or legal challenges, we may decide to limit the display of such content in certain jurisdictions where such an issue has arisen. The limitation on the display of such content may have a material adverse effect on our results of operations. Additionally, third parties may make claims against us, our distribution partners and others affiliated with us in connection with the content of the advertisement displayed on our MIVA Media Network. For example, on August 3, 2004, a putative class action lawsuit was filed, in the Superior Court of the State of California, County of San Francisco, against us and others in our market, including certain of our distribution partners, alleging that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. Additionally, three of our industry partners each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transactions with us. Third party claims related to the content of the advertisements placed on our networks can be costly to defend, could result in our distribution partners and other affiliates asserting indemnification claims against us if they become a party to the suit, and could result in material losses for us, both as a result of paying our own legal costs and those of our indemnities, as applicable, associated with the defense against such claims, as well as any damages that may result if we are unsuccessful in defending against such claims.

Back to Contents

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

The market price of our common stock may experience significant volatility as a result of a number of factors, many of which are outside of our control. Each of the risk factors listed in this “Business Risks” section, and the following factors, may affect the market price for our common stock:

•	our quarterly results and ability to meet analysts’ and our own published expectations;

•	our ability to continue to attract and retain users, advertisers and distribution partners;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•	patents issued or not issued to us or our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances, mergers, acquisitions, dispositions or significant agreements by us or by our competitors;

•	commencement or threat of litigation or new legislation or regulation that adversely affects our business;

•	general economic conditions and those economic conditions specific to the Internet and Internet advertising;

•	our ability to keep our products and services operational at a reasonable cost and without service interruptions;

•	recruitment or departure of key personnel;

•	geopolitical events such as war, threat of war or terrorist actions; and

•	sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants.

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

In addition, the stock market has experienced significant price and volume fluctuations that particularly have affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. Following periods of volatility in the market price of a company’s securities such as we have recently experienced, securities class action litigation is often instituted against such a company, as we have recently had a number of such suits instituted against us. See “—We have had a number of purported class action lawsuits filed against us and certain of our officers and directors alleging violations of securities laws.” This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

Back to Contents

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

Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors, including many that are outside of our control. Any significant revenue shortfall, lowered revenue or earnings forecast, or failure to meet analysts’ expectations could cause the market price of our common stock to decline substantially. Factors that could lower our revenue or affect our revenue and earnings forecast include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced advertising budgets or weak and uncertain economic and industry conditions;

•	the potential for our competitors to gain market share;

•	the possibility that our distribution partners will introduce, market and sell products and services that compete with our products and services;

•	the possibility that our distribution partners or affiliates of our distribution partners will cease displaying our advertisements or terminate their relationships with us, which would cause a decline in sales and a reduction in our revenue;

•	The possibility that we will have to cease displaying advertisements through certain distribution partners and their affiliates whose traffic does not adequately convert to revenue for our advertisers.

•	the possibility that we will have to terminate our relationships with certain of our distribution partners or affiliates of our distribution partners that fail to adhere to our distribution guidelines or otherwise have breached their agreement with us;

•	the possibility that we fail to detect click-through fraud, which could cause us to have to refund revenue to our advertisers;

•	the possibility that new legislation will impact our business model, which would cause a decline in sales and a reduction in revenue;

•	pending or threatened litigation or governmental investigation, including the costs associated with or any adverse results of any such litigation or investigation;

•	the timing of new product and service introductions by us and the market acceptance of new products and services, which may be delayed as a result of weak and uncertain economic and industry conditions;

Back to Contents

•	the seasonal nature of our business;

•	the rate of adoption of new product and service offerings we introduce;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism, terrorism or military actions taken by the United States or its allies.

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

As of June 30, 2005, we had stock options and warrants outstanding to purchase a total of 6.3 million shares at a weighted average exercise price of $9.05 per share under our 1999 Stock Incentive Plan, our 2004 Stock Incentive Plan and our EMI Replacement Option Plan. To the extent these options are exercised, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion or exchange of these securities, investors may experience additional dilution of their proportional ownership of our company.

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

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against MIVA and certain of its officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that MIVA and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants also violated Section 20(a) of the Act as “control persons” of MIVA. Plaintiffs purport to bring these claims on behalf of a class of investors in MIVA who purchased the Company’s stock between January 5, 2004 and May 4, 2005.

Back to Contents

Plaintiffs allege generally that, during the putative class period, MIVA and the individual defendants made misleading statements and omitted material information regarding (1) the goodwill associated with a recent acquisition and (2) certain material weaknesses in the Company’s internal controls. Plaintiffs assert that the Company and the individual defendants made these misstatements and omissions in order to keep the Company’s stock price high to allow certain individual defendants to sell stock at an artificially inflated price. Plaintiffs seek unspecified damages and other relief.

If it is determined that we or our officers or directors have engaged in the types of activities alleged by these plaintiffs, we and our officers and directors could be subject to damages and may be subject to further prosecution. Regardless of the outcome, these litigations could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

A putative derivative action has been filed against certain of our officers and directors, purportedly on behalf of the Company.

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers. This action is based upon substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount.

If it is determined that our officers or directors have engaged in the types of activities alleged in the putative derivative action, our officers and directors could be subject to damages and may be subject to further prosecution. We have agreed to indemnify our officers and directors in connection with the defense of this action. Accordingly, regardless of the outcome, these litigations could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 34% of total revenues during 2004 and 54% during the six months ended June 30, 2005. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of MIVA, Inc. and its subsidiaries result in gains and losses that are reflected in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months and six months ended June 30, 2005, was a net translation loss of approximately $5.0 million and $10.3 million, respectively. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.

Back to Contents

The merger with MIVA Media Europe occurred on July 1, 2004, and results from MIVA Media Europe were included from the date of the acquisition. In 2005, results from MIVA Media Europe will be included for the full year and as MIVA Media Europe’s results are denominated in foreign currency we will have an increased risk related to changes in foreign currency rates.

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

Item 4. Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of June 30, 2005.

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

Back to Contents

•
Insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. This material weakness resulted in adjustments to several accounts in the September 30, and December 31, 2004 financial statements, including adjustments related to purchase accounting, goodwill impairment, revenue recognition and financial statement close and review, resulted from insufficient technical in-house accounting expertise necessary to appropriately account for non-routine or complex accounting matters.

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

Remediation

During the second quarter 2005, our management implemented remediation plans and took actionsdesigned to address each of the material weaknesses in internal control over financial reporting described above. As of August 15, 2005, we have made progress toward developing an effective internal control system by completing a number of steps, including, by way of example, the following:

•	Hired additional qualified accounting and financial staff;

•	Enhanced the internal control structure as it relates to segregation of duties specifically in information technology systems and financial applications by further restricting system access and adjusting incompatible duties;

•	Completed training of staff on the application of accounting pronouncements, including specific technical training on matters related to the material weaknesses;

•	Held regular meetings of senior management, including finance management and representatives of the accounting department, to review and discuss all new and existing significant transactions in order to determine the proper accounting treatment in accordance with generally accepted accounting principles;

•	Prepared sufficient supporting documentation for and performing timely review to support our position on the basis of governing principles with regard to complex accounting standards;

•	Developed and disseminated accounting policies addressing purchase accounting, goodwill impairment and non-standard transactions;

•	Documented and improved procedures for the financial statement close process;

•	Hired a Director of Internal Audit in November 2004 and two additional internal auditors in April 2005. Through a systematic disciplined approach, the internal audit department is assisting management with evaluating the internal control process; and

•	Hired a Senior GAAP Manager to assist management with analysis and documentation supporting positions taken on complex accounting standards.

Back to Contents

We are continuing our review of the remediation actions taken to date to improve our internal control over financial reporting. There has been insufficient time to ensure that the newly designed controls are adequate and operating effectively to mitigate the listed material weaknesses. We intend to continue assessing the effectiveness of our remediation efforts and to correct all material weaknesses in internal controls, as well as deficiencies and significant deficiencies that may be identified. However, we cannot provide you with any assurance as to when the material weaknesses identified above will be fully remediated.

Except as described above, we have made no change to our internal control over financial reporting in connection with our second quarter 2005 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

Overture Litigation

On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and took a royalty bearing non-exclusive license to certain Yahoo! patents. In addition, Yahoo! agreed to release all claims at issue in the lawsuit.

Back to Contents

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. Three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transactions with us. We believe that both the underlying and indemnity claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Lane’s Gifts and Collectibles Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, and other remedies. We were served in March 2005, and the case was removed by certain of our co-defendants to the Western District of Arkansas, Texarkana Division, on March 31, 2005. Two plaintiffs – Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. – voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. An Order remanding the case was entered on July 11, 2005, and the case is stayed while that Order is on appeal to the Eighth Circuit. We have not assessed the validity of the claims or the amount of potential damages beyond those facts necessary to file our Motion to Dismiss; however, we intend to defend the claims vigorously. Additionally, one of our industry partners, which is a codefendant in the lawsuit, has asserted an indemnification claim against us for costs incurred as a result of such claims arising in connection with its agreement with us and we have agreed to indemnify such party in accordance with the terms of our contract with them. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including as relates to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants also violated Section 20(a) of the Act as “control persons” of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between January 5, 2004 and May 4, 2005.

Back to Contents

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) the goodwill associated with a recent acquisition and (2) certain material weaknesses in our internal controls. Plaintiffs assert that we and the individual defendants made these misstatements and omissions in order to keep our stock price high to allow certain individual defendants to sell stock at an artificially inflated price. Plaintiffs seek unspecified damages and other relief.

On June 13 and July 7, 2005, we and the other defendants moved to dismiss each of these complaints for failure to comply with the mandatory pleading requirements of the Reform Act and also served answers to the complaints. In response to the motions to dismiss, Plaintiffs requested leave to file a consolidated amended complaint. On July 27, 2005, the Court consolidated all of the outstanding lawsuits under the case style In re MIVA, Inc. Securities Litigation, selected lead plaintiff and lead counsel for the consolidated cases, and granted Plaintiffs leave to file a consolidated amended complaint, which is due on or before August 16, 2005. We and the other defendants would then have until September 6, 2005, to file an answer and/or a motion to dismiss. We believe that these claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operations.

No accruals for losses have been recorded related to any of the legal proceedings. We expense all legal fees for litigation as incurred.

Back to Contents

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 17, 2005, for the purpose of electing eight directors to serve until the next annual meeting of stockholders. At the Annual Meeting of Stockholders, all directors nominated were elected. The table below shows the final voting tabulation for each director nominee voted upon at the Annual Meeting of Stockholders.

	Number of Shares
	For	Against	Withhold/Abstain

Proposal 1: Election of eight directors,
each to serve for a one year term:
Craig A. Pisaris-Henderson	23,579,929	230,512	203,825
Phillip R. Thune	23,499,865	310,576	203,825
Sebastian Bishop	22,982,972	827,469	203,825
Frederick E. Guest II	23,532,108	287,333	203,825
Lee Simonson	22,870,320	940,121	203,825
Daniel B. Brewster, Jr.	22,803,432	1,007,009	203,825
Charles Rothstein	23,629,551	180,890	203,825
Gerald W. Hepp	23,109,338	701,103	203,825

As previously disclosed by us in the Form 8-K’s filed with the SEC on June 22, 2005 and August 9, 2005, respectively, subsequent to the Annual Meeting of Stockholders, Larry Weber was elected to the Board of Directors on June 21, 2005 and Mr. Brewster resigned from the Board of Directors on August 3, 2005.

Item 6. Exhibits

See Index of Exhibits.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: August 15, 2005	By: /s/ William Seippel
William Seippel
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer)

Back to Contents

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit
No.	Footnote	Description
10.1	a.	Lease agreement by and between Espotting Media (UK) Limited and Commercial Union Life Assurance Company Limited dated April 15, 2005.

10.2	+	Executive Employment Agreement between MIVA, Inc. and William Seippel.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Incorporated by reference into the exhibit previously filed on April 20, 2005 with MIVA’s Form
8-K.

+	Management Compensatory Contract or Plan