Form 10-Q
period 2005-09-30
MIVA, INC.
filed 2005-11-09
CIK 1094808

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 30,942,623 shares of Common Stock, $.001 par value, were outstanding at October 31, 2005.

FORM 10-Q

MIVA, Inc.

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

MIVA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

ASSETS	September 30, 2005	December 31, 2004

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$34,193	$29,220
Short-term investments	7,530	25,004
Accounts receivable, less allowance for doubtful accounts of $1,858 and $3,095 at September 30, 2005 and December 31, 2004, respectively	21,576	26,117
Deferred tax assets	2,049	2,510
Income tax receivable	5,247	1,626
Prepaid expenses and other current assets	1,666	1,555

Total current assets	72,261	86,032

PROPERTY AND EQUIPMENT – NET	17,197	16,755
INTANGIBLE ASSETS
Goodwill	74,561	201,183
Vendor agreements, net	14,919	18,736
Other intangible assets, net	10,024	15,567
DEFERRED TAX ASSETS, NET OF VALUATION ALLOWANCE	3,083	1,964
LONG-TERM DEPOSITS	—	614
OTHER ASSETS	1,429	353

Total assets	$193,474	$341,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,473	$33,421
Deferred revenue	3,707	5,798
Current portion of long-term debt	305	3,941
Other current liabilities	820	760

Total current liabilities	34,305	43,920

DEFERRED TAX LIABILITIES	4,544	5,855
LONG-TERM DEBT AND OTHER LONG-TERM LIABILITIES	2,958	3,750

Total liabilities	41,807	53,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 30,916 and 30,502, respectively; outstanding 30,873 and 30,459, respectively	31	31
Additional paid-in capital	248,867	247,132
Treasury stock; 43 shares at cost	(804)	(804)
Accumulated other comprehensive income	566	12,808
Retained earnings (deficit)	(96,993)	28,512

Total stockholders’ equity	151,667	287,679

Total liabilities and stockholders’ equity	$193,474	$341,204

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues	$44,687	$58,293	$151,665	$110,744
Cost of services	22,802	30,714	79,904	55,339

Gross profit	21,885	27,579	71,761	55,405

Operating expenses
Marketing, sales, and service	8,879	6,800	25,928	11,881
General and administrative	7,949	8,815	28,813	16,468
Product development	2,984	1,872	7,281	3,768
Impairment loss on goodwill and other assets	4,293	—	123,188	—
Amortization	2,160	2,225	6,077	3,500
Patent litigation settlement	—	—	8,000	—
Gain on sale of business	(631)	—	(631)	—

Total operating expenses	25,634	19,712	198,656	35,617

Income (loss) from operations	(3,749)	7,867	(126,895)	19,788
Interest income, net	168	80	447	353
Exchange rate gain (loss)	(18)	12	(153)	12

Income (loss) before provision for income taxes	(3,599)	7,959	(126,601)	20,153
Income tax expense (benefit)	(127)	3,118	(1,096)	7,873

Net income (loss)	$(3,472)	$4,841	$(125,505)	$12,280

Net income (loss) per share
Basic	$(0.11)	$0.16	$(4.09)	$0.50

Diluted	$(0.11)	$0.15	$(4.09)	$0.46

Weighted-average number of common shares outstanding
Basic	30,821	30,055	30,712	24,792

Diluted	30,821	32,208	30,712	26,925

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2005	2004

Common stock
Balance, beginning of period	$31	$21
Issuance of common stock in connection with business acquisitions	—	8
Common stock issued related to stock option and warrant exercises	—	1

Balance, end of period	31	30

Additional paid-in-capital
Balance, beginning of period	247,132	52,884
Issuance of common stock in connection with business acquisitions	—	186,934
Common stock issued related to stock option and warrant exercises	1,484	2,084
Common stock issued related to tax benefit of exercise of stock options	251	3,676

Balance, end of period	248,867	245,578

Treasury stock
Balance, beginning of period	(804)	(82)
Treasury stock received to satisfy accrued liabilities	—	(722)

Balance, beginning of period	(804)	(804)

Retained earnings (deficit)
Balance, beginning of period	28,512	11,484
Net income (loss)	(125,505)	12,280

Balance, end of period	(96,993)	23,764

Accumulated other comprehensive income (loss)
Balance, beginning of period	12,808	—
Foreign currency translation adjustment	(12,242)	(934)

Balance, end of period	566	(934)

Stockholders’ Equity	$151,667	$267,634

Comprehensive income (loss)
Net income (loss)	$(125,505)	$12,280
Other comprehensive income (loss)
Foreign currency translation adjustment	(12,242)	(934)

Comprehensive income (loss)	$(137,747)	$11,346

	Number of Shares

Common stock
Balance, beginning of period	30,502	21,428
Issuance of common stock in connection with business acquisitions	—	8,001
Common stock issued related to stock option and warrant exercises	414	826

Balance, end of period	30,916	30,255

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,

	2005	2004

Cash Flows from Operating Activities
Net income (loss)	$(125,505)	$12,280
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for (recoveries of) doubtful accounts	(669)	513
Depreciation and amortization	10,000	5,835
Impairment loss on goodwill and other assets	123,188	—
Tax benefit of stock option exercises	251	3,676
Deferred income tax expense	1,456	2,429
Gain on sale of assets	(387)	—
Changes in operating assets and liabilities
Accounts receivable	3,651	(4,141)
Prepaid expenses and other current assets	(157)	2,275
Income taxes receivable	(4,246)	(1,068)
Other assets	(530)	1,905
Deferred revenue	(1,820)	(154)
Accounts payable, accrued expenses and other liabilities	(3,086)	(10,608)

Net Cash Provided by Operating Activities	2,146	12,942

Cash Flows from Investing Activities
Purchase of short-term investments	(46,676)	(45,707)
Proceeds from sale of short-term investments	64,150	60,667
Purchase of businesses, net of cash acquired	(5,586)	(20,343)
Proceeds from sale of property and equipment	636	—
Purchase of property and equipment	(5,917)	(5,048)

Net Cash Provided by (Used in) Investing Activities	6,607	(10,431)

Cash Flows from Financing Activities
Payments made on capital leases and notes payable	(412)	(1,732)
Payments made on software license obligation	(3,500)	—
Proceeds received from exercise of stock options and warrants	1,484	2,085

Net Cash (Used in) Provided by Financing Activities	(2,428)	353

Effect of Foreign Currency Exchange Rates	(1,352)	(934)

Increase in Cash and Cash Equivalents	4,973	1,930
Cash and Cash Equivalents, Beginning of Period	29,220	22,097

Cash and Cash Equivalents, End of Period	$34,193	$24,027

Supplemental Disclosures of Cash Flow Information:
Interest paid	$92	$58

Income taxes paid	$484	$5,605

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy accrued liabilities	$—	$722

Stock issued for acquisitions	$—	$186,942

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

NOTE A – NATURE OF BUSINESS

MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, “MIVA”, or “the Company”), is the leading independent Performance Marketing Network, dedicated exclusively to helping businesses grow. Our new media platform facilitates performance marketing for partners (publishers), advertisers and consumers (end-users). Our primary focus is on providing our partners with a complete set of innovative solutions enabling the acquisition, retention and monetization of their online audiences. As an independent provider, MIVA’s primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users. For our advertisers, we provide solutions to manage, optimize and measure investment return on keyword-targeted and context-related performance marketing programs. Our advertisers access distribution and generate leads through our network of publisher partners and are able to capitalize leads through our integrated e-commerce merchant solution.

Our solutions provide a range of products and services through three customer-facing divisions – MIVA Media, MIVA Direct and MIVA Small Business. These divisions offer a suite of products and services aimed at significantly enhancing our partners’ ability to monetize their traffic; our advertisers’ return on investment; and consumers’ ability to find relevant online content.

•	MIVA Media helps publisher partners and advertisers grow their businesses through performance marketing services. Our MIVA Media division efficiently distributes ads across our publisher network utilizing technology to match advertiser selected keywords with consumers who are actively searching for products and services that are related to the keywords. Advertisers only pay MIVA Media when a consumer clicks on their relevant ad and in turn MIVA Media shares the revenue with the publisher that served the ad, enabling the publisher to monetize its consumer website traffic. In addition to our Pay-Per-Click and our emerging Pay-Per-Call services, solutions for publishers include private branded toolbars, configurable algorithmic search, contextual capabilities and expandable banners. Our MIVA Media division also offers a Private Label service, which provides large publishers with the opportunity to brand and sell their own performance marketing service;

•	MIVA Direct focuses on helping businesses grow by developing one-to-one relationships with customers by providing desktop consumer software such as private-branded toolbars and improved site performance through a variety of search-related applications. As our consumer products are marketplace proven, MIVA Direct supports MIVA Media by launching these new and innovative products to our publisher partners;

•	MIVA Small Business helps small businesses grow online by developing integrated marketing and business solutions based on the MIVA Merchant e-commerce platform that includes storefronts, payment processing, logistics management, and professional services. Our MIVA Media advertising services are integrated with our Small Business offerings to offer online businesses a more complete solution.

Our offerings reflect our commitment to five core values – independence, infinite growth, service, customization, and value.

Back to Contents

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

Espotting Media Inc. is now MIVA International, Inc. (“MIVA Media Europe”);
Miva Corporation is now MIVA Small Business Solutions, Inc. (“MSB”);
Comet Systems, Inc. is now MIVA Direct, Inc. (“MIVA Direct”);
Espotting Media (UK) Ltd. is now MIVA (UK) Ltd.;
Espotting Media (DE) GmbH is now MIVA (Deutschland) GmbH;
Espotting Media (FR) SARL is now MIVA (France) S.a.r.l.;
Espotting Espana, S.L. is now MIVA Media S.L.; and
Espotting Media S.r.l. is now MIVA (Italia) S.r.l. – a socio unico.

The assets acquired from B&B Enterprises, Inc. will continue to be referred to as B&B Advertising (“B&B”).

As a result of the re-branding, our ticker symbol changed to NASDAQ:MIVA and our new corporate website is www.MIVA.com.

We offer our marketing services on three continents with direct products offerings in North America and Europe and a private label service with Mitsui & Co., Ltd. in Japan.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, other than the impairment for goodwill and other asset impairment) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

Back to Contents

The following table summarizes our pro forma results as if we had recorded stock-based compensation expense related to employees and directors for the three and nine months ended September 30, 2005 and 2004, using the fair value method of FASB Statement No. 123, as amended by FASB Statement No. 148 using the Black-Scholes option valuation methodology (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss), as reported	$(3,472)	$4,841	$(125,505)	$12,280
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,208)	(2,114)	(7,317)	(5,242)

Pro forma net income (loss)	$(5,680)	$2,727	$(132,822)	$7,038

Earnings (loss) per share:
Basic – as reported	$(0.11)	$0.16	$(4.09)	$0.50

Basic – pro forma	$(0.18)	$0.09	$(4.32)	$0.28

Diluted – as reported	$(0.11)	$0.15	$(4.09)	$0.46

Diluted – pro forma	$(0.18)	$0.08	$(4.32)	$0.26

The nine month period ended September 30, 2005 and the three and nine month periods ended September 30, 2004 pro forma net income and pro forma diluted earnings per share amounts have been revised to correct differences in the pro forma deduction amount. These revisions are limited to the footnote disclosure of non-cash SFAS No. 123, “Accounting for Stock-Based Compensation” pro forma expense and do not result in any changes or impact to our historically reported statements of income or cash flows. The previously reported pro forma net income was $3,266 and $7,577 for the three and nine month periods ended September 30, 2004, respectively, and the previously reported pro forma diluted pro forma earnings per share was $0.10 and $0.28 for the three and nine month periods ended September 30, 2004, respectively.

In addition, the pro forma net income and pro forma diluted earnings per share amounts for the first and second quarters of 2005 have also been revised to reflect this correction. The new pro forma option expense and net income amounts are as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended March 31,

	2005	2004	2005	2004	2005	2004

Net income (loss), as reported	$(125,234)	$3,637	$(122,033)	$7,439	$3,201	$3,802
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,510)	(1,245)	(5,109)	(3,128)	(2,599)	(1,883)

Pro forma net income (loss)	$(127,744)	$2,392	$(127,142)	$4,311	$602	$1,919

Earnings (loss) per share:
Basic – as reported	$(4.08)	$0.16	$(3.98)	$0.33	$0.10	$0.17

Basic – pro forma	$(4.16)	$0.10	$(4.15)	$0.19	$0.02	$0.09

Diluted – as reported	$(4.08)	$0.15	$(3.98)	$0.30	$0.10	$0.16

Diluted – pro forma	$(4.16)	$0.10	$(4.15)	$0.18	$0.02	$0.08

The previously reported pro forma net loss was $(128,668) and $(128,979) for the three and six months ended June 30, 2005, respectively, and the pro forma diluted pro forma loss per share was $(4.19) for the three months ended June 30, 2005 and $(4.21) for the six months ended June 30, 2005. For the three months ended March 31, 2005 the previously reported pro forma net loss was $(311) and the pro forma diluted loss per share was $(0.01).

We are also revising the 2004 pro forma information to reflect the corrected information as follows (in thousands, except per share amounts):

For the Year Ended December 31,

2004

Net income (loss), as reported	$17,028
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,014)

Pro forma net income (loss)	$9,014

Earnings (loss) per share:
Basic – as reported	$0.65

Basic – pro forma	$0.34

Diluted – as reported	$0.60

Diluted – pro forma	$0.32

The previously reported pro forma net income was $8,474 and the diluted pro forma net income per share was $0.30 for the year ended December 31, 2004.

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

The statement requires companies to assess the most appropriate model to calculate the value of stock-based compensation. We currently use the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement, and we may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The statement provides for two transition methods to be used at the date of adoption. The modified retrospective method is an alternative method that may be used by entities that had adopted the accounting called for in FASB Statement No. 123. Since we did not adopt that accounting, the election is not available to us. Accordingly, we are required to use the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock on the effective date of FASB Statement No. 123(R), January 1, 2006 in our case.

Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than merely disclosing the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FASB Statement No. 123(R). Compensation expense calculated under FASB Statement No. 123(R) may differ from amounts currently disclosed within our footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates, or other factors. In addition, upon adoption of FASB Statement No. 123(R) we may choose to use a different valuation model to value the compensation expense associated with employee stock options. FASB Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $0.3 million for the nine months ended September 30, 2005 and $3.7 million for the same period in 2004.

Back to Contents

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

In the second quarter of 2005, events occurred that caused us to reconsider and lower our operating projections for businesses acquired in 2004, primarily as a result of reduced traffic generated by our distribution partners, and lower than expected profitability at our MIVA Direct and MIVA Small Business divisions. At the time of the filing of our second quarter 10-Q, the second step of the impairment analysis had not been finalized, therefore we recorded our best estimate of the impairment at the time of $118.9 million. The final measurement of the impairment was completed in the third quarter of 2005, resulting in no change from the original estimate.

In addition, during the third quarter of 2005 the Company updated its projections resulting in further indicators of goodwill impairment for the Company. The projections for all reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce our projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. As a result, an additional goodwill impairment charge of $1.8 million as well as a long-lived asset impairment charge of $2.5 million have been recorded for the quarter ended September 30, 2005. As a result of these impairment charges, MIVA Small Business has no remaining goodwill or long-lived intangible assets.

Should our operating projections for the remainder of 2005 and/or future periods be further reduced, further impairments to goodwill and other assets (except for MIVA Small Business) could be required.

4.	Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss) and net foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended September 30, 2005 was $(5.5) million and $(137.7) million, respectively. Comprehensive income for the three and nine months ended September 30, 2004 was $3.9 million and $11.3 million, respectively. The difference between comprehensive income (loss) and net income (loss) is the direct results of foreign currency translation adjustments resulting from the inclusion of results from MIVA Media Europe subsequent to the merger on July 1, 2004.

Back to Contents

5. Reclassifications

We held auction rate certificates and an insurance annuity that prior to December 31, 2004 were presented in our financial statements as cash equivalents due to the highly liquid nature of these investments. We have reconsidered this classification and accordingly as of September 30, 2004 have reclassified $22.2 million of the auction rate certificates and the insurance annuity to “available-for-sale” securities as short-term investments and have segregated them from cash and cash equivalents. This classification change had the impact of increasing cash flows from investing activities by $15.0 million in the nine months ended September 30, 2004, in the statement of cash flows.

We have reclassified certain expenses previously reported as Search Serving and Marketing, Sales, and Service expenses as Cost of Services for all historical periods presented on the unaudited Condensed Consolidated Statements of Operations. The reclassification does not result in any increase or decrease in total expenses for any period presented. The nature of the expenses reclassified is discussed in the “Cost of Services” section of this footnote.

6. Cost of Services

Cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other expenses associated with the production and usage of the MIVA Media Network including third party patent license royalty payments.

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

7. New Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. FASB Statement No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in FASB Statement No. 154. FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FASB Statement No. 154 to have a material effect on our financial statements.

NOTE C – MERGERS AND ACQUISITIONS

Mergers and acquisitions completed in 2004 include the following (price in thousands):

Entity	Date of Acquisition/Merger	Aggregate Purchase Price	Cash Portion of Purchase Price

MSB	January 1, 2004	$6,562	$3,060
MIVA Direct	March 22, 2004	25,245	9,517
B&B	June 4, 2004	14,634	13,842
MIVA Media Europe	July 1, 2004	183,875	12,040

The cash portion related to MIVA Direct and B&B includes amounts earned subsequent to each acquisition with respect to earnout agreements based on MIVA Direct and B&B’s operating performance through September 30, 2005. Goodwill with a remaining balance of approximately $74.6 million (net of non-cash impairment charges) and other intangible assets of approximately $34.6 million (net of non-cash impairment charges) were recorded as a result of the mergers and acquisitions. The balances in goodwill and other intangible assets reflect transactions and adjustments subsequent to the acquisition of the subsidiaries. The balances in goodwill and other intangible assets are primarily recorded in British Pounds Sterling and are subject to the fluctuations of foreign currency exchange rates.

Back to Contents

The acquisition agreement with MIVA Direct contains an earnout provision that allows the former MIVA Direct stockholders to earn up to an additional $10.0 million in purchase consideration upon achieving certain performance targets. As of September 30, 2005, one of the contractual earnout periods had ended and approximately $1.1 million of a possible $5.0 million had been earned. An additional $5.0 million is available in the second and final earnout period that ends on December 31, 2005.

The acquisition agreement with B&B also contains an earnout provision that could potentially increase the purchase consideration paid to the previous owners of the assets by up to an additional $10.3 million. As of September 30, 2005, approximately $9.1 million of this amount had been earned and paid, with the remaining amount payable in December 2005 if certain performance targets are met through November 2005. The performance targets related to the remaining earnout were met during October 2005 and will be paid in December 2005.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$44,687	$58,293	$151,665	$180,303
Net income (loss)	$(3,472)	$4,841	$(125,505)	$16,460
Net income (loss) per share – basic	$(0.11)	$0.16	$(4.09)	$0.55
Net income (loss) per share – diluted	$(0.11)	$0.15	$(4.09)	$0.55

NOTE D – INTANGIBLE ASSETS

The balance in intangible assets as of September 30, 2005 consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$18,853	$(3,934)	$14,919	6
Developed technology	10,585	(3,106)	7,479	5
Customer relationships	3,117	(2,115)	1,002	2
Other definite-lived intangibles	961	(456)	505	6
Indefinite-lived intellectual property	1,038	—	1,038	Indefinite
Goodwill	74,561	—	74,561	Indefinite

	$109,115	$(9,611)	$99,504

Back to Contents

The balance in intangible assets as of December 31, 2004 consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$20,510	$(1,774)	$18,736	6
Developed technology	12,069	(1,820)	10,249	5
Customer relationships	4,392	(1,745)	2,647	5
Other definite-lived intangibles	1,105	(250)	855	7
Indefinite-lived intellectual property	1,816	—	1,816	Indefinite
Goodwill	201,183	—	201,183	Indefinite

	$241,075	$(5,589)	$235,486

The significant change in the balance of goodwill in 2005 compared with the end of 2004 was the result of the impairment of goodwill recorded in the second and third quarters of 2005. Please see Note I “Impairment of Goodwill and Other Assets” for additional information.

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

	United States	U.K.	Total

Balance as of January 1, 2005	$11,923	$189,260	$201,183
Additional purchase price consideration due pursuant to earnouts	6,846	—	6,846
Goodwill impairment	(5,982)	(114,235)	(120,217)
Income tax adjustments	—	(3,094)	(3,094)
Foreign currency translation adjustments	—	(10,157)	(10,157)

Balance as of September 30, 2005	$12,787	$61,774	$74,561

The income tax adjustments to goodwill relate primarily to the partial utilization of NOLs that were offset by valuation allowances established in our accounting for our acquisition of MIVA Media Europe and the tax benefits of certain stock options exercised by MIVA Media Europe option holders. At September 30, 2005 we have $75.6 million of intangible assets that are not subject to amortization. Additionally, the amortization associated with our intangibles is not deductible for income tax purposes.

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited experience on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses. Of course, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. In the second quarter of 2005, events occurred that reduced our expectations from the businesses acquired in 2004, primarily as the result of reduced traffic generated by our distribution partners at MIVA Media and a lower-than-expected profitability at our MIVA Direct and MIVA Small Business divisions, therefore indicators of goodwill and other intangible asset impairment existed and we performed the impairment tests as prescribed by FASB Statement No. 142. At the time of the filing of our second quarter 10-Q, the second step of the impairment analysis had not been finalized, therefore we recorded our best estimate of the impairment at the time of $118.9 million. The final measurement of the impairment was completed in the third quarter of 2005, resulting in no change from the original estimate.

In addition, during the third quarter of 2005 the Company updated its projections resulting in further indicators of goodwill impairment for the Company. The projections for all reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce our projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. As a result, an additional goodwill impairment charge of $1.8 million has been recorded for the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no remaining goodwill.

Back to Contents

In connection with the results of the FASB Statement No. 142 impairment tests summarized above, factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was undertaken as of September 30, 2005 resulting in an impairment charge of $2.5 million for MIVA Small Business and is recorded in “Impairment loss on goodwill and other assets” in the accompanying unaudited condensed consolidated statements of operations. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements that were written down to their fair value. As a result of this impairment charge, MIVA Small Business has no remaining long-lived intangible assets.

Should operating results for the remainder of 2005 and/or future periods fall short of the updated projections, further impairments to goodwill and other intangible assets as well as long-lived assets could be required (except for MIVA Small Business).

All of the intangible assets acquired in 2004 related to the acquisition or merger of MSB, MIVA Direct, B&B and MIVA Media Europe. The weighted average useful economic life for all remaining definite-lived intangibles is approximately five years. No significant residual value is estimated for the intangible assets.

As of September 30, 2005, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2005	$1,455
2006	5,776
2007	5,536
2008	5,249
2009	3,722
Thereafter	2,167

$23,905

NOTE E – PER SHARE DATA

We incurred a loss for the three and nine months ended September 30, 2005. As a result, potentially dilutive shares are not included in the calculation of Earnings Per Share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings Per Share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations and the ranges of exercise prices were 2.7 million and $5.88 – $26.81 for the three month period and 2.5 million and $8.42 – $26.81 for the nine month period ended September 30, 2005.

The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Weighted-average number of common shares outstanding – basic	30,821	30,055	30,712	24,792
Dilutive effect of stock options and warrants	—	2,153	—	2,133

Weighted-average number of common shares outstanding – diluted	30,821	32,208	30,712	26,925

Back to Contents

NOTE F – LITIGATION

Overture Litigation

On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361, and Yahoo! agreed to release all claims in the lawsuit. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and took a royalty bearing non-exclusive license to certain Yahoo! patents. The charge for the $8.0 million one-time payment was recorded during the second quarter and paid during the third quarter of 2005. The royalty is based on our use of certain patents and is paid quarterly.

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

Lane’s Gifts and Collectibles Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that "were overcharged for [pay per click] advertising," and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, and other remedies.

Two plaintiffs – Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. – voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims upon which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction. On October 17, 2005, the court entered a scheduling order in the case. The order governs discovery and briefing in the case through resolution of class certification issues. The court will hold a hearing on our 12(b)(2) motion on March 3, 2006, and a hearing on our 12(b)(6) motion on August 16, 2006. Plaintiffs’ petition for class certification will be heard on July 14, 2006.

We believe we have strong defenses to plaintiffs’ claims and that our motions to dismiss are well founded. We have not assessed the amount of potential damages involved in plaintiffs’ claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. An industry participant is a codefendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies. We have agreed to defend and indemnify the codefendant in accordance with the terms of our contract with them. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including as relates to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Back to Contents

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) the goodwill associated with a recent acquisition and (2) certain material weaknesses in our internal controls, and (3) the Internet traffic generated by and business relationships with certain distribution partners. Plaintiffs assert that we and the individual defendants made these misstatements and omissions in order to keep our stock price high to allow certain individual defendants to sell stock at an artificially inflated price. Plaintiffs seek unspecified damages and other relief.

On July 27, 2005, the Court consolidated all of the outstanding lawsuits under the case style In re MIVA, Inc. Securities Litigation, selected lead plaintiff and lead counsel for the consolidated cases, and granted Plaintiffs leave to file a consolidated amended complaint, which was filed on August 16, 2005. We and the other defendants moved to dismiss the complaint on September 8, 2005. We believe that these claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action is resolved. The complaint is seeking to recover damages in an unspecified amount. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operations.

No accruals for losses during the third quarter have been recorded related to any of the legal proceedings. We expense all legal fees for litigation as incurred.

NOTE G – COMMITMENTS AND CONTINGENCIES

Our largest ongoing contractual cash payments are to our distribution partners. These payments are funded by collections from our advertisers for the paid click-throughs (visitors) delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through March 2007, although most of our distribution partner agreements require payments only to the extent of actual click-throughs.

Back to Contents

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, contingent earnout payments related to acquisitions and guaranteed distributor payments which consisted of the following at September 30, 2005 (in thousands):

	Operating Leases	Earnout	Guaranteed Distribution Partner Payments

2005	$778	$2,413	$319
2006	3,741	—	755
2007	2,601	—	48
2008	2,324	—	—
2009	2,258	—	—
Thereafter	4,079	—	—

		—	—
	$15,781	$2,413	$1,122

NOTE H – SEGMENT INFORMATION

We currently report our results in two operating segments, performance marketing and merchant services. In the three and nine months ended September 30, 2005, the merchant services division did not meet the quantitative thresholds that require separate information to be reported. Information identifying results for the performance marketing segment is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues by segment:
Performance marketing	$44,133	$57,735	$149,856	$109,011
Other	554	558	1,809	1,733

Total revenue	$44,687	$58,293	$151,665	$110,744

Operating income by segment:
Performance marketing	$852	$8,332	$(119,928)	$20,469
Other	(4,601)	(465)	(6,967)	(681)

Total operating income (loss)	$(3,749)	$7,867	$(126,895)	$19,788

	As of September 30, 2005	As of December 31, 2004

Total assets by operating segment:
Performance marketing	$191,212	$332,842
Other	2,262	8,362

Total assets	$193,474	$341,204

Back to Contents

Summarized information by geographical locations is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues by location:
United States	$20,636	$30,018	$70,191	$82,469
United Kingdom	14,075	19,699	50,426	19,699
Other international	9,976	8,576	31,048	8,576

Total revenue	$44,687	$58,293	$151,665	$110,744

	As of September 30, 2005	As of December 31, 2004

Assets by location:
United States	$85,606	$100,782
United Kingdom	89,539	226,328
Other international	18,329	14,094

Total assets	$193,474	$341,204

Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to one of several European entities, including France, Germany, Spain and Italy that are subsidiaries of MIVA Media (UK) Ltd. In addition, activity from Sweden, Denmark and Norway is included to the extent of the private label agreement with Eniro AB. This private label agreement was signed in conjunction with the sale of substantially all of the assets of our indirect, wholly owned subsidiary Espotting Scandinavia AB to Eniro AB during the third quarter.

NOTE I – IMPAIRMENT OF GOODWILL AND OTHER ASSETS

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

During the second quarter of 2005, our earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects including reduced traffic generated by our distribution partners as a result of traffic reductions resulting from the removal by us of certain distribution partners or their sub-affiliates undertaken in late April 2005, and lower-than-expected profitability at our MIVA Direct and MIVA Small Business divisions. In addition, during the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the amount of our recorded equity. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other indefinite-lived intangibles were impaired. The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of the reporting units exceeded their fair value and led us to conclude that goodwill was impaired. As part of the two step analysis required, the implied fair value of goodwill and other intangibles was determined through the allocation of the fair value to the underlying assets and liabilities, and a preliminary non-cash impairment charge of $118.4 million was recorded to adjust the carrying value of goodwill and $0.5 million to adjust the value of other indefinite-lived intellectual property to their fair value. The non-cash charge was recorded at MIVA Media Europe ($114.2 million), MIVA Direct ($2.8 million) and MSB ($1.9 million). At the time of the filing of the second quarter 10-Q, the second step of the impairment analysis had not been finalized, therefore we recorded the best estimate of the impairment at the time of $118.9 million. The final measurement of the impairment was completed in the third quarter of 2005, resulting in no change from the original estimate.

Back to Contents

In addition, during the third quarter of 2005 the Company updated its projections resulting in further indicators of goodwill impairment for the Company. The projections for all reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce our projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. As a result, an additional goodwill impairment charge of $1.8 million has been recorded for the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no remaining goodwill.

The fair value of the reporting unit under step one and individual assets under step two were determined by an independent third-party using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets serviced, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows. After the non-cash charge for impairment, $61.8 million of goodwill and other indefinite-lived intangibles remains at MIVA Media Europe, $9.2 million at B&B, $4.6 million at MIVA Direct and $0.0 million at MSB.

In connection with the results of the FASB Statement No. 142 impairment tests summarized above, factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was undertaken as of September 30, 2005 resulting in an impairment charge of $2.5 million for MIVA Small Business and is recorded in “Impairment loss on goodwill and other assets” in the accompanying unaudited condensed consolidated statements of operations. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements that were written down to their fair value. As a result of this impairment charge, MIVA Small Business has no remaining long-lived intangible assets.

We will continue to assess the potential of impairment of goodwill and other indefinite-lived intangibles in accordance with FASB Statement No. 142 as well as long-lived assets in accordance with FASB Statement No. 144 in future periods. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges in accordance with FASB Statements No. 142 and 144.

NOTE J – INCOME TAXES

For the three and nine months ended September 30, 2005, we recorded a benefit for income taxes of $0.1 million and $1.1 million, respectively. An abnormal relationship of income taxes to loss before provision for income taxes results from the non-deductibility of the goodwill and other indefinite lived asset portions of the impairment charge, the tax benefit related to our ability to carry back a portion of current losses to prior years, and the geographic distribution of profits and losses in the applicable tax jurisdictions. For the three and nine months ended September 30, 2004, our effective tax rate was 39%, which represented our approximate statutory rate in both periods.

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities for which income tax benefits are expected to be realized in future years. Deferred tax assets are reviewed for recoverability based on projections of future operating results.

As of September 30, 2005, we have recorded $12.4 million in deferred tax assets offset by a valuation allowance of $7.3 million (a net of $5.1 million in current and long-term net deferred tax assets) and deferred tax liabilities of $4.5 million. The valuation allowance was established to reduce those net deferred tax assets primarily resulting from our merger with MIVA Media Europe, due to its history of cumulative losses. Utilization of those NOLs is reflected as an adjustment to goodwill and will not be reflected in our results of operations. The balance in our deferred taxes relates primarily to NOLs associated with U.S. companies we acquired in 2004.

Back to Contents

NOTE K – REVENUE ITEMS IN CURRENT QUARTER

In the third quarter of 2005, we received and recognized $1.3 million and $0.2 million from the resolution of disputes with two separate distribution partners that had ceased showing our paid listings in Europe before the end of the contractual term. This amount has been recorded as revenue in our consolidated statement of operations for the quarter ended September 30, 2005.

NOTE L – SUBSEQUENT EVENTS

On October 19, 2005, the Company entered into Restricted Stock Unit Agreements and Option Cancellation Agreements with certain of its officers and directors. Pursuant to these agreements, certain officers and directors exchanged an aggregate of 1,332,806 stock options held by them having an exercise price at or above $10 per share for an aggregate of 931,852 restricted stock units. In addition, an aggregate of 118,593 restricted stock units were granted to an officer and a director.

The options being surrendered and the restricted stock units being exchanged for those options were issued under the Company’s 1999 Stock Incentive Plan (“1999 Plan”). The 118,593 restricted stock units were granted to an officer and director of the Company and were issued under the Company’s 2004 Stock Incentive Plan. Each restricted stock unit represents a contingent right to receive one share of the Company’s common stock. The restricted stock units that were issued in exchange for options had an equivalent economic value, under the Black-Scholes option pricing model, to the options being exchanged. The exchange ratio for restricted stock units to options was based on the closing price of the Company’s common stock on October 18, 2005. The options that were exchanged to MIVA by the officers and directors were cancelled and 400,954 shares, representing the difference between the number of shares underlying the restricted stock units granted and the number of shares underlying stock options surrendered and cancelled, are available for future awards under the Company’s 1999 Plan.

The restricted stock units vest as follows: 50% of the restricted stock units vest on October 19, 2006, and the remaining 50% of the restricted stock units vest on October 19, 2007. The vesting of the restricted stock units may accelerate under certain circumstances, including upon any change in control of MIVA. In addition, as a result of this transaction, the intrinsic value of the restricted stock units is required to be recognized as compensation expense ratably over the vesting period and therefore a charge of approximately $600,000 will be recorded in the fourth quarter of 2005.

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

Overview

During the second quarter of 2005, we changed our name to MIVA, Inc. in order to fully integrate our operations and create a single brand around the businesses we have brought together over the past several months.

MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, “MIVA”, or “the Company”), is the leading independent Performance Marketing Network, dedicated exclusively to helping businesses grow. Our new media platform facilitates performance marketing for partners (publishers), advertisers and consumers (end-users). Our primary focus is on providing our partners with a complete set of innovative solutions enabling the acquisition, retention and monetization of their online audiences. As an independent provider, MIVA’s primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users. For our advertisers, we provide solutions to manage, optimize and measure investment return on keyword-targeted and context-related performance marketing programs. Our advertisers access distribution and generate leads through our network of publisher partners and are able to capitalize on leads through our integrated e-commerce merchant solution.

Our solutions provide a range of products and services through three customer-facing divisions – MIVA Media, MIVA Direct and MIVA Small Business. These divisions offer a suite of products and services aimed at significantly enhancing our partners’ ability to monetize their traffic; our advertisers’ return on investment; and consumers’ ability to find relevant online content.

•	MIVA Media helps publisher partners and advertisers grow their businesses through performance marketing services. Our MIVA Media division efficiently distributes ads across our publisher network utilizing technology to match advertiser selected keywords with consumers who are actively searching for products and services that are related to the keywords. Advertisers only pay MIVA Media when a consumer clicks on their relevant ad and in turn MIVA Media shares the revenue with the publisher that served the ad, enabling the publisher to monetize its consumer website traffic. In addition to our Pay-Per-Click and our emerging Pay-Per-Call services, solutions for publishers include private branded toolbars, configurable algorithmic search, contextual capabilities and expandable banners. Our MIVA Media division also offers a Private Label service, which provides large publishers with the opportunity to brand and sell their own performance marketing service;

•	MIVA Direct focuses on helping businesses grow by developing one-to-one relationships with customers by providing desktop consumer software such as private-branded toolbars and improved site performance through a variety of search-related applications. As our consumer products are marketplace proven, MIVA Direct supports MIVA Media by launching these new and innovative products to our publisher partners;

•	MIVA Small Business helps small businesses grow online by developing integrated marketing and business solutions based on the MIVA Merchant e-commerce platform that includes storefronts, payment processing, logistics management, and professional services. Our MIVA Media advertising services are integrated with our Small Business offerings to offer online businesses a more complete solution.

Back to Contents

Our offerings reflect our commitment to five core values – independence, infinite growth, service, customization, and value.

During the three month period ended September 30, 2005, our revenue decreased compared with the same period in 2004 due to removing certain traffic sources from the MIVA Media Network and increased competition, as discussed below. During the nine month period ended September 30, 2005, our revenue increased in comparison with 2004, primarily due to the inclusion of operating results from mergers and acquisitions completed in 2004. Results from MIVA Small Business have been included for the entire 2004 and 2005 periods presented. Our 2005 results include the operations of MIVA Direct, B&B and MIVA Media Europe for the entire period. In the first nine months of 2004, results from MIVA Direct, B&B and MIVA Media Europe have been included from the date of their acquisition, March 22, 2004, June 4, 2004 and July 1, 2004, respectively.

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

Recent Developments

During our past and as a matter of ongoing business practice, we have removed and expect to continue to remove distribution partners from our networks or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners if the partners do not meet our traffic quality or distribution guidelines. On May 5, 2005, we announced that, in late April 2005, we began to remove certain distribution partners and/or their sub-affiliates from our networks because we believe these partners and/or their sub-affiliates did not follow our distribution guidelines. The impact of the removal of traffic has continued through the end of the third quarter of 2005. In addition, we believe our revenue has been negatively impacted by a decrease in Internet traffic from our distribution partners due in part to decreases in overall Internet traffic generated by certain of our distribution partners, increased competition, and decreased Internet traffic volume from new distribution partners.

The effect on our third quarter 2005 revenue from these factors (i.e., the removal of certain Internet traffic sources and the reduction in Internet traffic from our current sources) was significant. Revenue in the third quarter of 2005 decreased from the second quarter of 2005, primarily as a result of the removal of certain Internet traffic sources and the reduction in Internet traffic from our current sources. We believe that the actions taken to improve traffic quality and enforce our distribution guidelines that resulted in significantly reduced traffic were largely complete at the end of the third quarter of 2005. Nevertheless, we continue to actively monitor the quality and sources of the traffic we purchase from our current and new distribution partners and we expect, from time-to-time, to continue to remove certain sources of traffic that do not meet our distribution guidelines.

During the second quarter of 2005, our stock price declined significantly, resulting in our market capitalization falling below the amount of our recorded equity. As a result of the decline in our market capitalization and other indicators, we performed an impairment test to determine if the value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and it was determined that an impairment existed. Therefore, we recorded a non-cash impairment charge of $118.9 million to reduce the carrying value of goodwill and other indefinite-lived intangibles to their fair value.

In addition, during the third quarter of 2005, events specific to MIVA Small Business caused us to further reduce our projections for MIVA Small Business, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. An additional goodwill impairment charge of $1.8 million has been recorded for the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no remaining goodwill.

Back to Contents

In connection with the results of the FASB Statement No. 142 impairment tests summarized above, factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was undertaken as of September 30, 2005 resulting in an impairment charge of $2.5 million for MIVA Small Business and is recorded in “Impairment loss on goodwill and other assets” in the accompanying unaudited condensed consolidated statements of operations. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements that were written down to their fair value. As a result of this impairment charge, MIVA Small Business has no remaining long-lived intangible assets.

We will continue to evaluate our goodwill and other indefinite-lived intangible assets for impairment in accordance with FASB Statement No. 142 as well as long-lived assets in accordance with FASB Statement No. 144 in the future. Additional impairment charges for our other acquisitions and mergers may be required if revenue and cash flow expectations for those entities are further reduced.

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

On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361, and Yahoo! agreed to release all claims in the lawsuit. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and took a royalty bearing non-exclusive license to certain Yahoo! patents. The charge for the $8.0 million one-time payment was recorded during the second quarter and paid during the third quarter of 2005. The royalty is based on our use of certain patents and is paid quarterly.

During the third quarter, we named a new Chief Financial Officer (CFO) as well as a new Chief Operating Officer (COO). William Seippel was named CFO on July 18, 2005 and has over 25 years of operational and financial experience. Peter Corrao was named COO on September 12, 2005 and has more than 25 years of executive-level experience. In addition, both Mr. Seippel and Mr. Corrao have had extensive public market experience that they bring with them to their roles with us.

Organization of Information

Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of operations

•	Liquidity and capital resources

•	Use of estimates and critical accounting policies

Back to Contents

•	Special note regarding forward-looking statements

RESULTS OF OPERATIONS

We commercially launched the MIVA Media North America Network in September 1999, our first private label agreement commenced in September 2002, we acquired MIVA Small Business Solutions, Inc. (“MSB”) in January 2004, MIVA Direct, Inc. (“MIVA Direct”) in March 2004, the assets of B&B Enterprises, Inc. (now B&B Advertising, Inc. or “B&B”) in June 2004, and in July 2004, through a subsidiary, we merged with MIVA Media International, Inc. (formerly Espotting Media, Inc.). We changed our name to MIVA, Inc. in June 2005, and at the same time changed the names of many of our customer facing subsidiaries, as well. When making comparisons between 2005 and 2004, readers should note that the results of operations of MIVA Direct, B&B and MIVA Media Europe have been included in our statements of operations since the consummation date of each such acquisition or merger, and have contributed to increases in our revenue and operating expenses in 2005 compared to 2004. The operations of MIVA Direct, B&B and MIVA Media Europe are being integrated with our operations. Accordingly, their future stand-alone impact may be difficult to isolate. Readers should also note that we may not be able to return to our historical growth rates going forward and that in the future our revenue growth rate may decline primarily as a result of increased competition. We may also have difficulty in maintaining the growth rates we experienced prior to 2005, should our net revenues resume increasing at pre-2005 rates.

Additionally, our annual operating margins have declined in 2005 as a result of integrating recently acquired businesses with lower operating margins, the impact of amortizing intangible assets acquired in mergers and acquisitions, increased competition and increased expenditures for certain aspects of our business as a percentage of our net revenues, which includes product development expenditures, sales and marketing expenses, and increased costs of operating as an international public company with multiple divisions.

Revenue

During the three months ended September 30, 2005, we recorded revenue of $44.7 million, a decrease of 23.3% from the $58.3 million recorded in the same period in 2004. The decrease was primarily the result of actions taken in 2004 and 2005 to remove certain Internet traffic sources from our networks and the reduction in Internet traffic from continuing sources. Also included in revenue for the three months ended September 30, 2005 is non-recurring revenue recognized related to the settlements of two distribution partner disputes of $1.5 million. For the nine months ended September 30, 2005, we recorded $151.7 million in revenue compared with $110.7 million for the nine months ended September 30, 2004. The increase in revenue in the nine month period is primarily the result of the inclusion of results from businesses acquired during 2004, offset by the changes in Internet traffic previously discussed.

During the three and nine months ended September 30, 2005 and 2004, no advertiser account represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, none of the purchases made from any of these distribution partners represented over 10% of consolidated revenue in the three or nine months ended September 30, 2005 or 2004.

In October 2004, we ceased the display of online gambling-related advertising to users on the MIVA Media North America Network with Internet protocol, or IP, addresses originating from the United States or for which we cannot determine the country of origin. As part of our ongoing efforts with respect to delivering quality prospects to our advertisers, in the second half of the fourth quarter of 2004, we ceased displaying advertisements through certain distribution partners and their affiliates whose traffic did not adequately convert to revenue for our advertisers. In late April 2005, we began to remove from our networks certain distribution partners and/or their sub-affiliates that had developed methods for obtaining new users or directed traffic through distribution channels that did not follow our distribution guidelines. Advertisements placed through these distribution partners and distribution channels represented a meaningful percentage of daily click-through revenue, thereby negatively affecting our expected financial performance. Additionally, during our past and as a matter of ongoing business practice, we have removed and we expect that we will continue to remove distribution partners from our networks or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners if the partners do not meet our guidelines. In addition, we believe our revenue during the three months ended September 30, 2005 has been negatively impacted by a decrease in Internet traffic from our distribution partners due in part to decreases in overall Internet traffic generated by certain of our distribution partners, increased competition, and decreased Internet traffic volume from new distribution partners.

Back to Contents

The effect of all of these changes has been a reduction of our overall click-through revenue. Revenue throughout the second and third quarters of 2005 was reduced from actions taken to remove distribution partners and the other factors noted above. As a result, we anticipate the quarterly level of revenue in the fourth quarter of 2005 will continue to be less than the revenue recorded in comparable periods in the prior year because of the events that have occurred since October 2004. We plan to continue our efforts to invest in our business by capitalizing on additional capabilities that we are developing, including Pay-Per-Call, private-branded toolbars, and algorithmic web search tools, along with other initiatives.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2005 and 2004 were as follows (in millions, except percentage growth rates):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,

	2005	2004	% Change	2005	2004	% Change

Cost of services	$22.8	$30.7	-26%	$79.9	$55.3	44%
Marketing, sales, and service	8.9	6.8	31%	25.9	11.9	118%
General and administrative	7.9	8.8	-10%	28.8	16.5	75%
Product development	3.0	1.9	59%	7.3	3.8	93%
Impairment loss on goodwill and other intangible assets	4.3	—	100%	123.2	—	100%
Amortization	2.2	2.2	0%	6.1	3.5	74%
Patent litigation settlement	—	—	0%	8.0	—	100%
Gain on sale of business	(0.6)	—	-100%	(0.6)	—	-100%

	$48.5	$50.4	-4%	$278.6	$91.0	206%

Operating expenses as a percent of revenue for the three and nine months ended September 30, 2005 and 2004 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,

	2005	2004	2005	2004

Cost of services	51%	53%	53%	50%
Marketing, sales, and service	20	12	17	11
General and administrative	18	15	19	15
Product development	7	3	5	3
Impairment loss on goodwill and other intangible assets	10	—	81	—
Amortization	5	4	4	3
Patent litigation settlement	—	—	5	—
Gain on sale of business	(1)	—	(0.4)	—

	108%	87%	184%	82%

Cost of services – Cost of services consists of revenue sharing or other arrangements with our MIVA Media distribution partners, obligations under the royalty bearing non-exclusive patent license agreement signed in August 2005 discussed above, costs associated with designing and maintaining the technical infrastructure that supports our various services, cost of third-party providers of algorithmic search results, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

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

Cost of services decreased in the three month period ended September 30, 2005 compared with the same period in the previous year primarily as the result of a reduction in amounts paid for traffic acquisition costs with our distribution partners in our MIVA Media business unit. Most of our payments to our distribution partners are calculated as a percentage of the revenue we generate on the Internet traffic we purchase from our distribution partners. As a result, a reduction in revenue will result in a corresponding reduction in traffic acquisition costs. Cost of services for the three months ended September 30, 2005 compared to the same period in 2004 decreased as a percentage of revenue due to revenue recognized in the period from the settlement of disputes with certain distribution partners which had no corresponding traffic acquisition costs, the reduction of third-party algorithmic search fees as we build our own algorithmic search indices, as well as a shift in the mix of revenue to that with lower traffic acquisition costs. These factors offset the rise in cost of services related to our patent license agreement.

For the nine month period ended September 30, 2005 cost of services increased primarily due to incremental expenses across all categories associated with the acquisition of MIVA Media Europe completed during 2004 (approximately $31.7 million of the increase in the nine months ended September 30, 2005). These amounts were offset by the reduction in amounts paid related to traffic acquisition costs with our distribution partners as discussed previously. Cost of services for the nine months ended September 30, 2005 compared to the same period in 2004 increased as a percent of revenue due to the fact that the results from MIVA Media Europe are included in all periods in 2005. On average, amounts paid under revenue sharing arrangements with distribution partners have been historically higher in Europe than in the U.S. In addition, as a result of the royalty bearing non-exclusive patent license agreement signed in August 2005, we expect our cost of services will increase as a percentage of revenue.

The increase in cost of services also included increases in depreciation of recently acquired technical equipment, hub service expense, and other technology expenses.

Marketing, sales, and service - Marketing, sales, and service expense consists primarily of payroll and related expenses for personnel engaged in marketing, advertiser solutions, business development, sales functions, affiliate relations, business affairs, corporate development, and credit transactions. It also includes advertising expenditures, promotional expenditures such as sponsorships of seminars, trade shows and expos, referral fees, and other expenses to attract advertisers to our services, and fees to marketing and public relations firms.

The increase in marketing, sales, and service expense for the three months ended September 30, 2005 compared with the same period in 2004 is primarily the result of increased advertising efforts related to consumer toolbar downloads to generate higher levels of revenue at MIVA Direct.

The primary reason for the increase in marketing, sales, and service expense for the nine months ended September 30, 2005 compared with the same period in 2004 was the inclusion of results from companies acquired in 2004 (approximately $6.6 million) as well as the increase in MIVA Direct advertising (approximately $6.6 million), as discussed previously. These expenses were partially offset by decreases in employee related expenses. In addition, during the second quarter of 2005, we invested approximately $1.4 million in a marketing effort in connection with rebranding our company to MIVA, Inc. as previously discussed. The marketing campaign served to communicate the name change, as well as reposition the company with advertisers and Internet users and raise awareness of our products and services. These efforts contributed to the increase in marketing, sales, and service expenses in the nine months ended September 30, 2005 compared with the same period in 2004.

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

Back to Contents

General and administrative expenses decreased in the three month period ended September 30, 2005 compared with the same period in the previous year as the result of a reduction in legal fees. However, for the nine month period ended September 30, 2005 general and administrative expenses increased across all categories primarily due to the acquisitions that were included for only part of the year 2004 (approximately $5.1 million of the increase in the nine months ended September 30, 2005). In addition, our patent litigation with Yahoo! came to trial during the second quarter of 2005, and we were named as a defendant in several new litigation matters. Legal fees associated with these and other matters were a factor in the increase in general and administrative expenses during the nine month period in 2005 in comparison with 2004 as they increased $2.6 million versus the nine months ended September 30, 2004. In addition, our audit fees and fees related to Sarbanes-Oxley compliance contributed to the increase in general and administrative expenses versus the prior period increasing by $1.6 million. General and administrative expenses as a percent of revenue increased in both comparative periods. For the nine months ended September 30, 2005 the increase was primarily the result of increased costs related to the acquisitions completed in 2004, increased litigation expense and increased audit and Sarbanes-Oxley compliance costs, which collectively increased more than revenue. For the three months ended September 30, 2005, the increase was primarily the result of revenue declining faster than the decline in general and administrative expenses.

We expect to continue to incur substantial expenses related to our pending litigation matters for the remainder of the year and beyond, although they may not be as high as the expenses related to our patent infringement litigation with Yahoo! which peaked in the second quarter of 2005 when that matter went to trial. As we litigate the lawsuits to which we are a party, and as we evaluate and pursue new strategic opportunities, we will continue to incur substantial legal expenses. Our legal expenses may increase significantly as a result of recently filed class action lawsuits against us; however, no meaningful estimate of the expenses associated with these lawsuits can be calculated at this time.

Product development - Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality for our proprietary services, and depreciation for related equipment used in product development. The increase in product development expenses during the three and nine months ended September 30, 2005 compared to the same periods in 2004 was due to increases in personnel expense. Also, for the nine month period ended September 30, 2005 the increase is attributable to incremental expenses due to the acquisitions that were included for only part of the year 2004 (approximately $2.1 million). We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, we expect product development expenses to continue to increase during 2005.

Impairment loss - During the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the carrying value of our equity. As a result of this and other indicators, our earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter, including our decision to remove traffic that did not meet our distribution guidelines and other considerations with respect to our current business environment that changed our expected business prospects. As a result of the existence of these indicators, we performed an impairment test to determine if the carrying value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, during the second quarter of 2005, and determined that an impairment existed. At the time of the filing of the second quarter 10-Q, the second step of the impairment analysis had not been finalized, therefore we recorded our best estimate of the impairment at the time of $118.9 million. The final measurement of the impairment was completed in the third quarter of 2005, resulting in no change from the original estimate.

In addition, during the third quarter of 2005 we updated our projections resulting in further indicators of goodwill impairment. The projections for all reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce its projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. As a result, an additional goodwill impairment charge of $1.8 million has been recorded for the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no remaining goodwill.

Back to Contents

In connection with the results of the FASB Statement No. 142 impairment tests summarized above, factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was undertaken as of September 30, 2005 resulting in an impairment charge of $2.5 million for MIVA Small Business and is recorded in “Impairment of goodwill and other assets” in the accompanying unaudited condensed consolidated statements of operations. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements that were written down to their fair value. As a result of this impairment charge, MIVA Small Business has no remaining long-lived intangible assets.

For additional information on the impairment, please see Note I “Impairment of Goodwill and Other Assets,” of the unaudited condensed consolidated financial statements. We will continue to assess the impairment of goodwill and other indefinite-lived intangibles in accordance with FASB Statement No. 142 and long-lived assets in accordance with FASB Statement No. 144 in future periods.

Amortization – The merger with MIVA Media Europe was completed in the third quarter of 2004, and, as such, related amortization expense was not included in the first half of 2004. The inclusion of amortization related to the assets recorded as a result of the merger with MIVA Media Europe is the primary reason for the increase in amortization expense for the nine months ended September 30, 2005 compared to the same period in 2004. Amortization expense for the three months ending September 30, 2005 and 2004 were relatively consistent. We may continue to purchase assets or businesses, which may result in additional intangible assets and amortization expense.

Patent litigation settlement – In the second quarter of 2005, we recorded an operating expense of $8.0 million related to the settlement of our patent litigation with Yahoo!. In all periods going forward, there will be an increase in cost of services related to the non-exclusive patent license royalty we agreed to pay as part of this litigation settlement.

Gain on sale of business – On July 6, 2005, Eniro AB acquired substantially all of the assets of our indirect, wholly-owned subsidiary Espotting Scandinavia AB and we have recorded the excess of purchase price received over the fair value of the assets sold as a gain on the sale of this business.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income was $0.2 million in the three months ended September 30, 2005 compared to $0.1 for the comparable period in 2004. For the nine months ended September 30, 2005, we recorded net interest income of $0.4 million, compared with $0.4 million for the comparable period in 2004.

Income Taxes

During the three and nine months ended September 30, 2005 and 2004, we recorded the following tax provision (in millions except percentages):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2005	2004	2005	2004

Pretax income (loss)	$(3.6)	$8.0	$(126.6)	$20.2
Tax provision (benefit)	(0.1)	3.1	(1.1)	7.9
Effective tax rate	3.5%	39.2%	0.9%	39.1%

The primary reason for the unusual relationship of income taxes to the pretax loss in 2005 is the non-deductibility of the goodwill and other indefinite lived asset portions of the impairment charge, the tax benefit related to our ability to carry back a portion of current losses to prior years, and the geographic distribution of profits and losses in the applicable tax jurisdictions. The tax provision recorded in 2004 represents our approximate statutory tax rate.

Back to Contents

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities for which income tax benefits are expected to be realized in future years. Deferred tax assets are periodically reviewed for recoverability based on projections of future operating results.

As of September 30, 2005, we have recorded $12.4 million in deferred tax assets offset by a valuation allowance of $7.3 million (a net of $5.1 million in current and long-term net deferred tax assets) and deferred tax liabilities of $4.5 million. The valuation allowance was established to reduce those net deferred tax assets primarily resulting from our merger with MIVA Media Europe, due to its history of cumulative losses. Utilization of those NOLs is reflected as an adjustment to goodwill and will not be reflected in our results of operations. The balance in our deferred taxes relates primarily to NOLs associated with our other acquisitions from 2004.

Net Income (Loss)

As a result of the factors described above, we generated a net loss of $3.5 million, a loss of $0.11 per outstanding share, and $125.5 million, a loss of $4.09 per outstanding share, in the three and nine months ended September 30, 2005, respectively. In the same periods in 2004, we generated net income of $4.8 million, or $0.15 per diluted share, and $12.3 million, or $0.46 per diluted share, respectively.

Weighted average common shares used in the earnings per share computation decreased 1.4 million shares from 32.2 million shares for the three months ended September 30, 2004 to 30.8 million for the three months ended September 30, 2005. The decrease is due to the inclusion of potentially dilutive options in 2004 since the Company reported net income. In 2005 we did not include potentially dilutive shares because to include them would have an anti-dilutive effect on the loss per share. For the nine months ended September 30, 2005, diluted shares outstanding increased 3.8 million shares from 26.9 million shares in the same period in 2004 to 30.7 million. The increase in shares is due primarily to the impact of approximately 8.7 million shares and options to purchase shares issued during 2004 to acquire MSB, MIVA Direct and MIVA Media Europe.

Impact of Foreign Currency Translation

Following our merger with MIVA Media Europe in the third quarter of 2004, our international net revenues were $24.1 million and $81.5 million in the three and nine months ended September 30, 2005, respectively. Prior to the third quarter of 2004, we had no international revenue. The acquisition of our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. Dollars at the average exchange rates in each applicable period. To the extent the U.S. Dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income. Similarly, our consolidated net revenues, operating expenses and net income will decrease in the event the U.S. Dollar strengthens against foreign currencies.

During the first half of 2005, the U.S. Dollar strengthened against the British Pound and the Euro, while during the third quarter the U.S. Dollar weakened. Had the exchange rates not changed from December 31, 2004, our net revenues for the three and nine months ended September 30, 2005 would have been approximately $0.03 million lower and $4.8 million higher, respectively, than we reported using the actual exchange rates for 2005. In addition, had the exchange rates not changed from the end of the year, operating expenses, excluding non-cash impairment charges, for the three and nine months ended September 30, 2005 also would have been $0.1 million lower and $1.4 million higher, respectively, than we reported using actual exchange rates for 2005.

Back to Contents

We expect our international operations will continue to represent a significant portion of our business as we develop and seek to expand our global marketplace. As a result, the impact of foreign currency fluctuations in future periods could become more significant and may have a negative impact on our consolidated net revenues and net income. See the information in Item 3 under “Foreign Currency Risk” for additional discussion of the impact of foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. From inception through September 30, 2005, we have raised net proceeds of $33.6 million through private equity financings and received $14.2 million in proceeds from the exercise of warrants and options. During the nine months ended September 30, 2005, we generated cash from operations of $2.1 million.

In recent years, we have generated positive cash flows from our operations primarily due to advertisers bidding for the placement of their keyword-targeted ads within the MIVA Media Network and the networks of our private label partners, and distribution and private label partners displaying these keyword ads, leading to paid click-throughs. If we or our private label partners fail to continue to provide our managed advertisers with high quality click-throughs, those advertisers may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our revenue and cash flows may decline or cause us to become cash flow negative. If we fail to offer our distribution partners competitive keyword-targeted advertisements with respect to any of the following:

•	average revenue per paid click through;

•	the revenue share paid to the distribution partners;

•	the relevancy and coverage of our keyword ads; or

•	the speed and delivery of such ads,

our partners may display fewer MIVA Media network advertisements, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. Additionally, the number and quality of competitors, some of which have much greater resources than us, of keyword-targeted ads is increasing, which may adversely impact our ability to keep or grow our advertiser and distribution partner relationships, as well as our average revenue per paid click-through. These factors, coupled with any increase in either the amount of payments owed to and/or the payment terms with our distribution partners may reduce our revenue and cash flows or cause us to become cash flow negative.

Net cash provided by operating activities totaled $2.1 million during the nine months ended September 30, 2005 compared to $12.9 million in the same period in the prior year. We generated cash outflow from changes in operating assets and liabilities of $6.2 million during the nine month period ended September 30, 2005. The cash outflows during 2005 were mainly attributable to the one-time payment made to Yahoo! under the agreement as discussed previously, as well as an increase in income taxes receivable ($4.2 million), and decreases in deferred revenue ($1.8 million) and accounts payable, accrued expenses and other liabilities ($3.1 million). Income taxes receivable increased significantly due to the net losses that have been generated that can be offset against previous income resulting in an increase in the receivable. Deferred revenue decreased due to the fact that customers paid us less cash in advance of their paid click-throughs. Accounts payable, accrued expenses and other liabilities decreased mainly due to the decrease in accrued affiliate payments at the end of September 2005 as compared to December 2004. This decrease is the result of the decrease in revenue during the nine month period ended September 30, 2005. These outflows were offset by a reduction in accounts receivable ($3.7 million) due to better collection efforts and lower billable revenue in the period. For the nine month period ended September 30, 2004, we recorded cash provided by operating activities of $12.9 million, consisting of net income and non-cash expenses ($24.7 million) offset by changes in working operating assets and liabilities ($11.8 million).

Back to Contents

Net cash provided by investing activities totaled approximately $6.6 million during the nine month period ended September 30, 2005. The amount provided in 2005 consisted primarily of cash from the sale of short-term investments offset by purchases of short-term investments ($17.5 million), less capital expenditures for equipment, furniture and fixtures ($5.9 million), and payments made on earnouts related to the acquisition of B&B ($5.6 million). In the same period in 2004, net cash was used in investing activities consisted primarily of capital expenditures ($5.0 million) and cash payments, net of cash acquired, made related to the acquisitions of MIVA Small Business, MIVA Direct and MIVA Media Europe ($20.3 million) offset by proceeds from the sale of short-term investments offset by purchases of short–term investments ($15.0 million). During the fourth quarter of 2005, we anticipate paying an additional $2.7 million related to these acquisitions which is comprised of $2.4 million earned and accrued as of September 30, 2005 as well as an additional $0.3 million to be earned in the fourth quarter of 2005. A portion of the amount that has already been earned as of the end of the third quarter 2005 (up to $1.1 million) as well as amounts that could be earned during the fourth quarter of 2005, could result in additional goodwill impairment due to the reduced fair value of the reporting unit it relates to after the goodwill impairment charges taken as discussed previously.

Net cash used in financing activities during 2005 was $2.4 million, which primarily consisted of a $3.5 million payment made pursuant to a perpetual software license agreement with FAST Search and Transfer. In addition, there were payments made on a note payable during the period. These amounts were offset by $1.5 million of proceeds from the exercise of stock options. During the same period in 2004, payments made on capital leases and notes payable were $1.7 million, which was offset by proceeds from the exercise of stock options of $2.1 million.

As of February 19, 2004, we entered into a $10.0 million revolving loan facility with a commercial lending institution, which expired on June 30, 2005. At the time the facility expired, no borrowings were outstanding, and the facility had not been utilized. We do not anticipate, at this time, that we will need to replace the borrowing capacity of the loan facility.

Our principal source of liquidity is approximately $41.7 million of cash, cash equivalents and short-term investments as of September 30, 2005. Given the change in our operating performance in the second quarter of 2005, we are reassessing the need for all planned capital expenditures for 2005 in order to ensure our resources are efficiently applied. Although we have no material long-term commitments for capital expenditures, we anticipate capital expenditures will be approximately $1.0 to $2.0 million throughout the fourth quarter of 2005.

On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361, and Yahoo! agreed to release all claims in the lawsuit. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and took a royalty bearing non-exclusive license to certain Yahoo! patents. The charge for the $8.0 million one-time payment was recorded during the second quarter and paid during the third quarter of 2005, reducing our net cash provided by operating activities for the nine months ended September 30, 2005. The royalty is based on our use of certain patents and is paid quarterly.

Despite the negative operating performance recorded in the third quarter of 2005 and our current expectation that we will not experience significant growth in the fourth quarter of 2005, we believe our cash balances and other liquid assets as of September 30, 2005, together with cash flows from operations, will provide adequate resources to fund ongoing operating requirements, contingent earnout payments and future capital expenditures over the next 12 months.

In the future, we may seek additional capital through the issuance of debt or equity or by securing a new debt facility to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. We filed a shelf registration statement during 2004 that will allow us to issue up to 6.0 million shares of our authorized common stock. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend upon numerous factors including the relative performance of our business, competitive pressures, and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell debt securities or additional equity securities or secure a new debt facility. The sale of convertible debt securities, or additional equity securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Business Risks” included in this report.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $1.9 million and $3.1 million as of September 30, 2005 and December 31, 2004, respectively. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations, or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy, or all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers’ ability to pay our invoices were to suffer beyond the estimates made, additional allowances may be necessary which would result in an additional general and administrative expense in the period such an event occurred. Historically, our actual losses have been generally consistent with these allowances.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized based on the positive and negative evidence as set forth in FASB Statement No. 109, Accounting for Income Taxes. This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies. As of September 30, 2005, we have net deferred tax assets of approximately $5.1 million, which includes deferred tax assets of $12.4 million offset by a valuation allowance of $7.3 million and deferred tax liabilities of $4.5 million.

Back to Contents

At September 30, 2005, we had a United States NOL carryforward of $28.4 million, which can currently be used only at an annual rate of $4.0 million pursuant to Internal Revenue Code Section 382, and foreign NOL carryforwards of $23.5 million. The NOLs related to foreign jurisdictions are fully offset by a valuation allowance. Subsequent release of the valuation allowances will be recorded as a reduction to goodwill and will not affect our tax provision in our results of operations.

Historically, our tax provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in revenue or tax rates by tax jurisdiction could result in a material impact to future consolidated statements of income and cash flows.

Purchase Accounting

We have made estimates of the fair values of the assets and liabilities acquired as a part of our MSB, MIVA Direct, B&B and MIVA Media Europe transactions during 2004 based on either appraisals from third parties, certain internally generated information or both. In addition, we have estimated the economic lives of certain of these assets. These lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different from the ones originally assigned, our amortization expense could vary. Our estimates of the economic useful lives of our intangible assets range from 1 to 7 years, with a weighted average life of approximately five years.

Impairment Evaluations

Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. We perform goodwill impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. We compare the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, we would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

We perform indefinite-lived impairment tests on an annual basis as of October 1st or more frequently in certain circumstances. We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, an increase in competition or loss of affiliates, and significant negative industry or economic trends. For example, unexpected increases in advertiser or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

Back to Contents

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

During 2004, we acquired a number of businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited history on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses; however, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. As a result, additional impairment losses such as the ones recorded during 2005 are possible. Should future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized.

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

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed in “Business Risks” and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

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

Our business is dependent upon our relationships with, and the success of, our distribution partners, including our ability to attract new distribution partners and retain existing distribution partners.

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

Back to Contents

In addition, we may not be able to further develop and maintain relationships with distribution partners. Difficulties may arise in our relationships with distribution partners for a number of reasons, some of which are outside of our control. These distribution partners may regard us as not significant for their own businesses, may regard us as a competitor to their businesses or find our competitors to be more attractive. In addition, our distribution partners face substantial competition, and any inability on our part to align with successful distribution partners could adversely affect our business. Our distribution partners may not be able to increase or maintain in the future the Internet traffic they have historically generated for our network. Additionally, we have in the past and expect that in the future we will cease displaying advertisements through certain distribution partners and their affiliates whose traffic does not adequately convert to revenue for our advertisers. Moreover, our agreements with our distribution partners vary in duration and generally are not long-term agreements. Our distribution agreements are generally terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms and changes in control in certain circumstances. We may not be successful in renewing our existing distribution partnership agreements, or if they are renewed, any new agreement may not be on as favorable terms. In addition, we may not be successful in obtaining new distribution partners. Any adverse changes in the business of, or our relationships with, key distribution partners or any inability on our part to obtain new distribution partners could have a material adverse effect on our business, revenue and results of operations.

We rely on a patent license from Overture Services for the operation of certain portions our pay-per-click business.

We rely on a patent license from Overture Services for the operation of certain portions of our pay-per-click business. On August 15, 2005, we settled a patent infringement lawsuit brought by Overture Services against us regarding U.S. Patent No. 6,269,361 and took a royalty bearing non-exclusive license from Overture Services regarding certain patents. The license agreement may be terminated by Overture Services or by us upon the occurrence of certain events. If we are unable to maintain the rights to use such patents, our business, financial condition and results of operations could be materially adversely affected. In addition, the settlement contains terms and conditions that may be unacceptable to a third party and negatively impact our ability to be sold or enter into a change of control transaction.

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

Additionally, we have removed in the past and we expect that we will continue in the future to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which would have a material adverse effect on our business, revenue and results of operations. Compared to our revenue from the quarterly period ended June 30, 2005, our revenue for the quarterly period ended September 30, 2005 decreased 8% due, in part, to the removal from our network of certain traffic generated by our distribution partners that did not meet our or our advertisers’ guidelines or standards. Additionally, the removal of any distribution partners or any of the traffic they generate for us, may cause us to reduce our future revenue and earnings estimates, cause us to miss analysts’ expectations and could consequently cause our stock price to decline.

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

During the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and it was determined that an impairment existed. At the time of the filing of the second quarter 10-Q, the second step of the impairment analysis had not been finalized, therefore we recorded the best estimate of the impairment at the time of $118.9 million. The final measurement of the impairment was completed in the third quarter of 2005, resulting in no change from the original estimate.

In addition, during the third quarter of 2005 the Company updated its projections resulting in further indicators of goodwill impairment for the Company. The projections for all reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce our projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. As a result, an additional goodwill impairment charge of $1.8 million as well as a long-lived asset impairment charge of $2.5 million have been recorded for the quarter ended September 30, 2005. This impairment loss had a material adverse effect on our operating results for the nine month period ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no related goodwill or long-lived intangible assets.

Back to Contents

We will continue to evaluate our goodwill and other indefinite-lived intangible assets for impairment in accordance with FASB Statement No. 142 and FASB Statement No. 144 annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of significant assets or other factors. We cannot assure you that future impairments will not occur. If we determine that significant impairment has occurred in the future, we would be required to write off additional goodwill. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations.

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

Additionally, to the extent we pursue strategic transactions, we may compete with other companies with similar growth strategies, some of which may be larger and have greater financial and other resources than we have. Competition for any such acquisition targets likely also will result in increased prices of acquisition targets and a diminished pool of companies available for acquisition.

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

We must continue to successfully integrate several businesses acquired in 2004.

In 2004, we merged with or acquired a number of businesses: Miva, Comet, BBE and Espotting (now MIVA Small Business Solutions, MIVA Direct, B&B Advertising and MIVA Media Europe, respectively). In 2005, we are continuing to integrate these businesses into our operations. The continued integration of these businesses may be difficult, time consuming and costly. The integration may divert our management’s time and resources from the operation of our businesses. The integration and management of these companies is also more challenging because the primary operations of MIVA Media Europe are conducted in Europe, while our historical operations and those of our other new acquisitions are conducted primarily in the United States. Our integration efforts may not be completed as planned, may take longer to complete or may be more costly than anticipated, or these acquired businesses may not achieve their expected results, any of which would have a material adverse effect on our business and results of operations. Additionally, if these acquired businesses are unable to achieve their expected results, there is risk of an impairment of the assets acquired, which in turn could have an adverse effect on our results of operations.

We are subject to income taxes in both the United States and numerous foreign jurisdictions.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable and appropriate, the final determination of tax audits and any related tax litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit or tax litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

If we fail to manage our growth, our business will be adversely affected.

Our operations and headcount have grown rapidly, due in part to several recent mergers and acquisitions. To continue to grow, we may make additional acquisitions in the future. These may include acquisitions of foreign companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which we have little or no experience. Additionally, we may fail to achieve the anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following:

•	we may incur substantial costs, delays or other operational or financial problems in integrating acquired businesses, including in integrating each company’s accounting, management information, human resource and other administrative systems to permit effective management;

Back to Contents

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

Any of these factors could materially adversely affect our business, prospects, financial condition, and results of operations.

We may not be able to return to our historical growth rates and operating margins in the future.

Although we grew rapidly through 2004, we may not be able to return to our historical growth rates going forward and expect that in the future our revenue growth rate will decline primarily as a result of increased competition, as well as difficulty in maintaining the growth rates we experienced prior to 2005, should our net revenues resume increasing at pre-2005 rates. In addition, we believe our annual operating margins will decline in 2005 and into 2006 as a result of integrating recently acquired businesses with lower operating margins, the impact of amortizing intangible assets acquired in mergers and acquisitions, increased competition and increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales and marketing expenses and increased costs of operating as an international public company with multiple divisions.

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

Back to Contents

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

Some of our officers have had no senior management experience in public companies prior to joining MIVA. As of September 30, 2005, we had 493 full time employees, an increase from 481 on December 31, 2004. Our new employees include certain key managerial, technical, financial, marketing and operations personnel, including from acquired or merged companies, who have not yet been fully integrated into our operations, and we expect to add additional key personnel in the near future. Our failure to attract and fully integrate our new employees into our operations or successfully manage such employees could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that establishing and maintaining the brand identities of our services is a critical aspect of attracting and expanding a large client base. We anticipate that, as our markets become increasingly competitive, maintaining and enhancing our brands may become increasingly difficult. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high-quality service, which we may not do successfully. If businesses do not perceive our existing services to be of high quality, or if we introduce new services or enter into new business ventures that are not favorably received by businesses, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers, which could harm our business and prospects. In addition, actions by our competitors, our distribution partners, and other third parties, as well as publicity regarding abuses in Internet marketing, could impair the value of our brand.

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

We own several domestic and foreign trade and service mark registrations related to our products or services, including a U.S. Federal Registration for MIVA, along with trademarks for the names of our collective predecessor corporations. Additionally, we have filed applications to expand the geographic scope of the registration of the MIVA mark among others and have common law rights in several other marks. If other companies also claim rights to use the marks we use in our business, we may be required to become involved in litigation or incur additional expenses. Effective service mark, copyright and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

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

In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services. See “—We may be unable to promote and maintain our brands, which could harm our business and prospects.”

Our business has historically been and may continue to be partially subject to seasonality, which may impact our quarterly growth rate.

We have historically experienced, and may continue to experience, seasonal fluctuations in the number of click-throughs received by typical distribution partners within our MIVA Media Network, both domestically and internationally. Historically, during the first and fourth quarters of each calendar year, we have realized more activity than the second and third quarters, due to increased overall Internet usage during the first and fourth quarters related to colder weather and holiday purchases. These seasonal fluctuations may continue in the future.

We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business and operating results.

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have identified several material weaknesses in our internal control as of December 31, 2004. This matter and our efforts regarding internal controls are discussed in detail in our Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on May 2, 2005 under Item 9A, Controls and Procedures. We cannot be certain that any remedial measures we take will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. As of September 30, 2005, we had not taken measures sufficient to eliminate the material weaknesses as of that date and we cannot be certain that these material weaknesses or others that may arise or be identified will be eliminated by next year’s annual assessment. We also elected to exclude our wholly-owned subsidiary, MIVA Media Europe, from the scope of the 2004 evaluation of our internal controls over financial reporting, as permitted by the staff of the Securities and Exchange Commission. We had not evaluated the internal control over financial reporting of MIVA Media Europe as of December 31, 2004 and therefore we may have material weaknesses, significant deficiencies or deficiencies relating to MIVA Media Europe that are identified in the future. Additionally, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future. Remedying the material weaknesses that have been identified, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, could require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. We are reporting in this Quarterly Report on Form 10-Q for the third quarter of fiscal 2005 and we may be required to disclose in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls over financial reporting continue to exist. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

Back to Contents

When we account for employee stock options using the fair value method, it will significantly reduce our net income (loss).

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which will require us, beginning in January 2006, to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. We currently account for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We account for stock-based compensation to non-employees using the fair value method set forth in FASB Statement No. 123, and related interpretations. If we had used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our net loss would have increased by $2.2 million and $2.1 million than reported in the three month periods and $7.3 million and $5.2 million in the nine month periods ended September 30, 2005 and 2004, respectively. When we adopt this new statement and expense our stock-based compensation plans using the fair value method as described in the new statement, we will have ongoing accounting charges for compensation expense significantly greater than those we would have recorded under our current method of accounting for stock options, which will reduce our reported operating, pre-tax and net income.

We cannot predict our future capital needs and may not be able to secure additional financing.

Except for our agreement with Fast Search & Transfer, we have no other material long-term commitments for capital expenditures. However, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash, cash equivalents and short-term investments as of September 30, 2005, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months.

Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we may seek to sell debt securities or additional equity securities or obtain a bank line of credit. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

Back to Contents

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

Back to Contents

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

Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors, including many that are outside of our control. Any significant revenue shortfall, lowered revenue or earnings forecast, or failure to meet analysts’ expectations could cause the market price of our common stock to decline substantially. Factors that could lower our revenue or affect our revenue and earnings forecast include:

•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced advertising budgets or weak and uncertain economic and industry conditions;

•	the potential for our competitors to gain market share;

•	the possibility that our distribution partners will introduce, market and sell products and services that compete with our products and services;

•	the possibility that our distribution partners or affiliates of our distribution partners will cease displaying our advertisements or terminate their relationships with us, which would cause a decline in sales and a reduction in our revenue;

•	the possibility that we will have to cease displaying advertisements through certain distribution partners and their affiliates whose traffic does not adequately convert to revenue for our advertisers;

•	the possibility that we will have to terminate our relationships with certain of our distribution partners or affiliates of our distribution partners that fail to adhere to our distribution guidelines or otherwise have breached their agreement with us;

•	the possibility that we fail to detect click-through fraud, which could cause us to have to refund revenue to our advertisers;

Back to Contents

•	the possibility that new legislation will impact our business model, which would cause a decline in sales and a reduction in revenue;

•	pending or threatened litigation or governmental investigation, including the costs associated with or any adverse results of any such litigation or investigation;

•	the timing of new product and service introductions by us and the market acceptance of new products and services, which may be delayed as a result of weak and uncertain economic and industry conditions;

•	the seasonal nature of our business;

•	the rate of adoption of new product and service offerings we introduce;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism, terrorism or military actions taken by the United States or its allies, or from force de majeure events.

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

Significant dilution will occur if outstanding options and warrants are exercised or restricted stock unit grants are made.

As of September 30, 2005, we had stock options and warrants outstanding to purchase a total of 6.3 million shares at a weighted average exercise price of $8.91 per share under our 1999 Stock Incentive Plan, our 2004 Stock Incentive Plan and our EMI Replacement Option Plan. On October 19, 2005, we entered into Option Cancellation Agreements and Restricted Stock Unit Agreements with certain of our officers and directors. As a result of those agreements, options to purchase approximately 1.3 million shares of our stock were cancelled and 0.9 million restricted stock units, each of which represents a contingent right to receive one share of our common stock was issued to such officers and directors. Additionally, 118,593 restricted stock units were granted to an officer and a director on October 19, 2005. Accordingly, as of October 19, 2005, we had stock options and warrants outstanding to purchase a total of 5.0 million shares at a weighted average exercise price of $6.50 per share under our 1999 Stock Incentive Plan, our 2004 Stock Incentive Plan and our EMI Replacement Option Plan and had issued 1.1 million restricted stock units, as discussed above. To the extent these options are exercised or further restricted stock units are issued, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion or exchange of these securities, investors may experience additional dilution of their proportional ownership of our company.

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

Back to Contents

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

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) the goodwill associated with a recent acquisition and (2) certain material weaknesses in our internal controls, and (3) the Internet traffic generated by and business relationships with certain distribution partners. Plaintiffs assert that we and the individual defendants made these misstatements and omissions in order to keep our stock price high to allow certain individual defendants to sell stock at an artificially inflated price. Plaintiffs seek unspecified damages and other relief.

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

Back to Contents

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 26% of total revenues during 2004 and 54% during the nine months ended September 30, 2005. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of MIVA, Inc. and its subsidiaries result in gains and losses that are reflected in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three nine months ended September 30, 2005, was a net translation loss of approximately $1.9 million and $12.2 million, respectively. This loss is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income.

The merger with MIVA Media Europe occurred on July 1, 2004, and results from MIVA Media Europe were included from the date of the acquisition. In 2005, results from MIVA Media Europe will be included for the full year and as MIVA Media Europe’s results are denominated in foreign currency we will have continued risk related to changes in foreign currency rates.

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

Item 4. Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of September 30, 2005.

Back to Contents

As disclosed in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 2, 2005, as of December 31, 2004, we had identified the following material weaknesses in our internal control over financial reporting, of which the first five resulted in adjustments being recorded in either or both our interim financial statements for the quarter ended September 30, 2004 or our financial statements for the year ended December 31, 2004:

•	Insufficient controls over the determination and application of generally accepted accounting principles with respect to purchase accounting for certain 2004 acquisitions. This material weakness resulted in adjustments to several financial statement accounts for the quarter ended September 30, 2004 and for the year ended December 31, 2004, including accounts receivable and allowance for doubtful accounts, goodwill, deferred revenue, accrued expenses, stockholders’ equity, revenues and various expense accounts and could have had the potential to further affect these same and/or additional accounts.

•	Insufficient controls over the determination and application of generally accepted accounting principles with respect to evaluating and measuring impairment of goodwill. This material weakness resulted in adjustments to goodwill and impairment loss on goodwill accounts for the year ended the December 31, 2004 and could have had the potential to further affect these same accounts.

•	Insufficient controls over the determination and application of generally accepted accounting principles with respect to revenue recognition for our private label agreements and other revenue agreements, excluding those related to FindWhat.com Network revenue. This material weakness resulted in adjustments to the revenue and deferred revenue accounts for the quarter ended September 30, 2004 and the year ended December 31, 2004 and could have had the potential to further affect these same accounts.

•	Insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. This material weakness resulted in adjustments to several accounts in the September 30, 2004 and December 31, 2004 financial statements, including adjustments related to purchase accounting, goodwill impairment, revenue recognition and financial statement close and review, resulted from insufficient technical in-house accounting expertise necessary to appropriately account for non-routine or complex accounting matters.

•	Insufficient controls over and review of the quarterly and year-end financial statement close and review process. Specifically, our controls over the completeness, accuracy and review of our documentation of close processes relating to reconciliations, journal entries and review of certain of our subsidiaries’ financial results were ineffective in their design and operation. This material weakness resulted in adjustments to several accounts in the September 30, 2004 and December 31, 2004 financial statements, including accounts receivable and allowance for doubtful accounts, goodwill, deferred revenue, accrued expenses, stockholders’ equity, revenues and various expense accounts and could have had the potential to further affect these same accounts and additional accounts. In addition, during the close process for the third quarter of 2005, we adjusted previous calculations related pro forma stock compensation expense, which does not result in any changes or impact to our historically reported statements of income or cash flows.

•	Insufficient controls over the segregation of duties among internal accounting personnel. Specifically, we permitted users with financial accounting and reporting responsibilities to have incompatible access to our information technology systems and financial applications and data related to the general ledger, while also having the ability to, among other things, initiate journal entries and access cash. We did not identify any adjustments to our financial statements as a result of this material weakness.

Back to Contents

Remediation

During the second quarter 2005, our management implemented remediation plans and took actions designed to address each of the material weaknesses in internal control over financial reporting described above. As of November 7, 2005, we have made progress toward developing an effective internal control system by completing a number of steps, including, by way of example, the following:

•	Hired additional qualified accounting and financial staff;

•	Enhanced the internal control structure as it relates to segregation of duties specifically in information technology systems and financial applications by further restricting system access and adjusting incompatible duties;

•	Completed training of staff on the application of accounting pronouncements, including specific technical training on matters related to the material weaknesses;

•	Held regular meetings of senior management, including finance management and representatives of the accounting department, to review and discuss all new and existing significant transactions in order to determine the proper accounting treatment in accordance with generally accepted accounting principles;

•	Prepared sufficient supporting documentation for and performing timely review to support our position on the basis of governing principles with regard to complex accounting standards;

•	Developed and disseminated accounting policies addressing purchase accounting, goodwill impairment and non-standard transactions;

•	Documented and improved procedures for the financial statement close process;

•	Hired a Director of Internal Audit in November 2004 and two additional internal auditors in April 2005. Through a systematic disciplined approach, the internal audit department is assisting management with evaluating the internal control process; and

•	Hired a Director of SEC Reporting and GAAP Accounting to assist management with analysis and documentation supporting positions taken on complex accounting standards.

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

We previously elected to exclude our wholly-owned subsidiary, MIVA Media Europe, from the scope of our 2004 evaluation of our internal controls over financial reporting, as permitted by the staff of the Securities and Exchange Commission. Accordingly, as of December 31, 2004, we had not evaluated the internal control over financial reporting of MIVA Media Europe. Management is currently assessing the design and operation of the internal controls of MIVA Media Europe for the year ending December 31, 2005. We may identify material weaknesses, significant deficiencies or deficiencies relating to MIVA Media Europe upon evaluation in connection with the year ending December 31, 2005 or in the future. In general, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future.

Back to Contents

Except as described above, we have made no change to our internal control over financial reporting in connection with our third quarter 2005 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

Overture Litigation

On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361, and Yahoo! agreed to release all claims in the lawsuit. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and took a royalty bearing non-exclusive license to certain Yahoo! patents. The charge for the $8.0 million one-time payment was recorded during the second quarter and paid during the third quarter of 2005. The royalty is based on our use of certain patents, and is paid quarterly.

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

Lane’s Gifts and Collectibles Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals that "were overcharged for [pay per click] advertising," and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, and other remedies.

Two plaintiffs – Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. – voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims upon which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction. On October 17, 2005, the court entered a scheduling order in the case. The order governs discovery and briefing in the case through resolution of class certification issues. The court will hold a hearing on our 12(b)(2) motion on March 3, 2006, and a hearing on our 12(b)(6) motion on August 16, 2006. Plaintiffs’ petition for class certification will be heard on July 14, 2006.

Back to Contents

We believe we have strong defenses to plaintiffs’ claims and that our motions to dismiss are well founded. We have not assessed the amount of potential damages involved in plaintiffs’ claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. An industry participant is a codefendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies. We have agreed to defend and indemnify the codefendant in accordance with the terms of our contract with them. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including as relates to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) the goodwill associated with a recent acquisition and (2) certain material weaknesses in our internal controls, and (3) the Internet traffic generated by and business relationships with certain distribution partners. Plaintiffs assert that we and the individual defendants made these misstatements and omissions in order to keep our stock price high to allow certain individual defendants to sell stock at an artificially inflated price. Plaintiffs seek unspecified damages and other relief.

On July 27, 2005, the Court consolidated all of the outstanding lawsuits under the case style In re MIVA, Inc. Securities Litigation, selected lead plaintiff and lead counsel for the consolidated cases, and granted Plaintiffs leave to file a consolidated amended complaint, which was filed on August 16, 2005. We and the other defendants moved to dismiss the complaint on September 8, 2005. We believe that these claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action is resolved. The complaint is seeking to recover damages in an unspecified amount. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

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

Item 6.Exhibits

     See Index of Exhibits.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: November 9, 2005	By:	/s/ William Seippel

William Seippel
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Back to Contents

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

10.1	+	Executive Employment Agreement between MIVA, Inc. and Peter Corrao.

10.2	*	Settlement and License Agreement by and among MIVA, Inc., Overture Services, Inc. and Yahoo!, dated August 15, 2005. (Redacted)

10.3	+	Executive Service Agreement between MIVA (UK) Limited and Adam Poulter.

10.4	a.+	Form of MIVA, Inc. Restricted Stock Unit Agreement.

10.5	a.+	Form of Option Cancellation Agreement.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Incorporated by reference into the exhibit previously filed on October 21, 2005 with MIVA’s Form 8-K.

+	Management Compensatory Contract or Plan

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).