Form 10-K
period 2005-12-31
MIVA, INC.
filed 2006-03-16
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

or

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes       No

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $129.0 million on June 30, 2005.

There were 31,089,150 shares of the Registrant’s Common Stock outstanding on February 28, 2006.

Documents Incorporated By Reference

None.

PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Some of the statements in this report constitute forward-looking statements that are based upon current expectations and involve certain risks and uncertainties within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “will”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	revenue;
•	primary operating costs and expenses;
•	capital expenditures;
•	operating lease arrangements;
•	evaluation of possible acquisitions of, or investments in businesses, products and technologies; and
•	existing cash and investments being sufficient to meet operating requirements.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed in Part I, Item 1A Risk Factors and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

Item 1. Business.

Overview

MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, “MIVA”, or “the Company”), is a leading independent Performance Marketing Network dedicated to helping businesses grow. We have been providing e-commerce solutions since 1998. Our new media platform facilitates performance marketing for partners (publishers), advertisers and consumers (end-users). Our primary focus is on providing our partners with a complete set of innovative solutions enabling the acquisition, retention and monetization of their online audiences. As an independent provider, MIVA’s primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users. For our advertisers, we provide solutions to manage, optimize and measure return on investment from keyword-targeted and context-related performance marketing programs. We generate traffic and leads to our advertisers through our network of publisher partners. Our integrated e-commerce merchant solutions allow online stores to capitalize on leads by offering online storefront, shopping cart, shipping, and payment capabilities.

Our solutions provide a range of products and services through three customer-facing divisions - MIVA Media, MIVA Direct and MIVA Small Business. These divisions offer a suite of products and services aimed at significantly enhancing our partners’ ability to monetize their traffic, our advertisers’ return on investment, and consumers’ ability to find relevant online content.

•
MIVA Media helps publisher partners and advertisers grow their businesses through performance marketing services. Our MIVA Media division efficiently distributes ads across our publisher network utilizing technology to match advertiser selected keywords with consumers who are actively searching for products and services that are related to the ad keywords. Advertisers only pay MIVA Media when a consumer clicks on their relevant ad and in turn MIVA Media shares the revenue with the publisher that served the ad, enabling the publisher to monetize its consumer website traffic. In addition to our Pay-Per-Click and our emerging Pay-Per-Call services, solutions for publishers include private branded toolbars, configurable algorithmic search, contextual capabilities and expandable banners. Our MIVA Media division also offers a Private Label service that provides large publishers with the opportunity to brand and sell their own performance marketing service;

•
MIVA Direct helps businesses grow by developing one-to-one relationships with consumers through desktop software applications such as private-branded toolbars and a variety of search-related applications. MIVA Direct supports MIVA Media by launching these new and innovative products to our publisher partners and advertisers;

•
MIVA Small Business helps small businesses grow by developing integrated online marketing and business solutions based on the MIVA Merchant e-commerce platform that includes storefronts, payment processing, logistics management, and professional services. Our MIVA Media advertising services are integrated with our Small Business offerings to offer online businesses a more complete solution.

Our offerings reflect our commitment to five core values - independence, infinite growth, service, customization, and value.

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

Espotting Media Inc. became MIVA International, Inc. (“MIVA Media Europe”);
Miva Corporation became MIVA Small Business Solutions, Inc. (“MSB”);
Comet Systems, Inc. became MIVA Direct, Inc. (“MIVA Direct”);
Espotting Media (UK) Ltd. became MIVA (UK) Ltd.;
Espotting Media (DE) GmbH became MIVA (Deutschland) GmbH;
Espotting Media (FR) SARL became MIVA (France) S.a.r.l.;
Espotting Espana, S.L. became MIVA Media S.L.; and
Espotting Media S.r.l. became MIVA (Italia) S.r.l. – a socio unico.

The assets acquired from B&B Enterprises, Inc. will continue to be referred to as B&B Advertising (“B&B”).

As a result of the rebranding, our ticker symbol changed to NASDAQ:MIVA and our new corporate website is www.MIVA.com.

We offer our marketing services on three continents with direct products offerings in North America and Europe and a private label service with Mitsui & Co., Ltd. in Japan.

MIVA Media

Our Publishers
Our mission is to help publisher partners effectively compete for audience and media spend, while protecting their brand, audience and content value. Our primary focus is on providing our partners with a complete set of innovative solutions enabling the acquisition, retention and monetization of their online audiences.

Our database of keyword advertisements represents continuously updated, high-quality content for any qualifying publisher or browser application that desires to offer its users access to relevant information. Our auction-based, Pay-Per-Click and Pay-Per-Call environment encourages the most relevant, highest-quality advertisers to actively pursue the top positions in our list of keyword ads.

By displaying keyword-targeted ads from the MIVA Media Network, our distribution partners can earn revenue from their users who are interested in finding products or services. We handle all of the interaction with the advertisers and advertising agencies and offer a comprehensive, targeted advertisement service. As such, there is very little cost or time involved for our distribution partners to receive their share of this recurring revenue stream.

Our full suite of publisher-partner focused offerings provide the following advantages and opportunities:

Independent partner advantage. We believe publishers have become increasingly wary of partnering with search providers who aggressively focus on aggregating end-users, in essence threatening the business prospects for the very partners they claim to serve. As an independent provider, MIVA’s primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users.

Turnkey set of solutions. Our solutions are designed to maximize the monetization potential of our partners’ websites while engaging their end-users through customized products and services. In addition to paid search ad listings, our solutions for publishers include configurable algorithmic search, private branded toolbars, contextual capabilities, and delivery of paid listings through expandable banners, e-mails, parked domains and exit traffic.

•
Paid search – Our paid search solutions enable publishers in the United States as well as in Europe, to serve targeted ads from our database of keyword advertisers. Targeting can be based on exact and/or broad keyword matching to search requests and/or site content.

•
Algorithmic search – We offer customizable algorithmic search, localized and configurable to our partners’ requirements in Europe, with plans to introduce this solution in the U.S. Our algorithmic search enables partners to maintain inclusion and exclusion result lists and provides for algorithmic back-fill results to MIVA advertiser paid listings.

Algorithmic Internet search engines are sophisticated software programs that enable computer users to locate information on the Internet quickly and easily. In very general terms, it utilizes a two-step process. First, the search engine (or a related program called a “spider”) crawls across the Web, methodically following every link and indexing the content of every page. When a user submits a search query, the engine looks up the query topic in its index and returns a list of relevant Web pages to the user.

•
Private branded toolbars – Our private branded toolbars maintain a continuous connection to our partners’ audience, even when that audience is visiting unrelated websites. Our toolbars incorporate elements that directly serve the needs of our partners’ audience and include pop-up blockers, customized functional buttons and a variety of search capabilities, including algorithmic, paid and contextual.

•
Multiple delivery methods of paid listings – We offer publishers multiple delivery methods for displaying relevant, keyword-targeted paid listings, including banners, e-mails, and pop-ups/unders. These various means of displaying paid listings can serve to increase revenue generation for publishers from their current audience, while offering their audience relevant content at the exact time the audience members may be seeking it.

Global network of advertisers. Our publishers gain access to tens of thousands of advertisers placing ads and bidding on a multitude of keywords within MIVA’s global advertiser database. Our advertisers range from small local businesses to large global marketers.

Automated solutions for small publishers. We have two programs designed to provide small-to-medium-sized publishers with an automated solution for realizing revenue by displaying our paid listings and monetizing their website traffic while offering relevant content and services to their site visitors. Combined, these programs have thousands of active publisher relationships.

•	AdRevenue Xpress – Our AdRevenue Xpress program is directed toward advertisers and others using the MIVA Network.

•	B&B Advertising – We acquired B&B Advertising in June 2004, and continue to operate B&B’s paid listings service for small publishers under its own brand.

Private label solution. Our private label solution offers large portals, search engines, high traffic websites and large companies with leadership positions in their respective geographies and/or markets the opportunity to brand and sell their own Pay-Per-Click, keyword-targeted advertisement solution using our turnkey operation.

Our private label solution includes building and hosting a partner-branded sign-up page for advertisers and a separate advertiser account management center designed to the private label partners’ specifications. Our private label partners are able to set certain key variables, such as the minimum initial deposit and the minimum bid amount. This turnkey service makes available our technology platform, our editorial review capabilities for all keyword ads, customer service support and processing of advertiser deposits, all in a manner that looks and feels like it is being provided by our private label partner, from the way we answer incoming calls from advertisers, to the colors and logos used within the private label partner’s account management center. Most importantly, the private label partner owns the advertiser relationship, and has the ability to work directly with advertisers on promoting their keyword ad campaigns, or any other advertising campaigns or services offered by the private label partner on its own website.

During 2004, we launched new private label offerings with Verizon Information Services’ SuperPages.com and Mitsui & Co. Ltd.’s “LISTOP” service, supported by our technology and business operations expertise. During 2005, we launched our first private label partnership in Europe with Eniro AB, the leading directory company in the Nordic media market. The Eniro AB relationship covers Sweden, Denmark, Norway and plans for service in Finland. In January 2006, our private label agreement with Lycos expired in accordance with its terms.

Our Advertisers
Historically, advertising, including most online advertising, has been impression-based, where advertisers are charged based on the number of viewers, listeners, readers or users who are potentially exposed to their ad. We believe it is difficult for marketers to measure their precise return on investment when employing impression-based advertising. Alternatively, keyword-targeted advertising, also known as paid search, Pay-Per-Click or sponsored listings, allows advertisers to accurately measure the effectiveness and response rates of their ads. Our advertising solutions help advertisers deliver relevant ads across our distribution network, targeted to search results or web content. Ads are delivered to the prospect at the very time that prospect is displaying interest in the product or service the advertiser is offering, either because the prospect has searched for the keyword, clicked on a directory link, or has visited a site with content that relates to the ad keyword. We utilize relevancy algorithms and human editors to ensure advertisers develop effective paid listing ads and bid on the right keywords.

Our advertiser solutions provide for the following benefits:

Effective return on investment. Our performance marketing solutions are cost effective and accountable; advertisers pay for every prospect that undertakes a predetermined action such as a click-through to their websites or a direct phone call from a prospective lead, resulting in a measurable return on their ad investment spend.

Access to our global network of publishers. By bidding into the top positions for keywords or phrases, an advertiser’s keyword ad will appear on the websites of our diverse network. Our network consists of thousands of distribution partners including large traditional content publishers, search engines, portals, directories, third-party networks, desktop applications and vertical niches or category-specific websites.

Quality distribution. We believe our commitment to leading the industry in defining best practices by working with our partners to deliver high-quality prospects from trusted sources has resulted in a high-quality distribution network for our advertisers.

Multiple services and multiple targeting opportunities. Advertisers may utilize Pay-Per-Click and/or Pay-Per-Call and their paid listing ads are displayed via multiple performance products covering search, directory, content, expandable banners and email.

MIVA Match. An algorithmic-based technology solution that expands advertising opportunities by returning additional leads that have been more broadly matched to an advertiser’s keyword selection.

Advertiser management tools. Our advertisers can access their account to change or edit their company or product description at any time. Advertisers control, monitor, track, organize, budget and manage their auction bids, placement of their keyword ads, total expenditures and their cost per lead. As a result, advertisers can effectively measure and optimize their return on investment. Our U.S. account management tools include Campaign Management, AdAnalyzer™, AutoBid™, Bid Optimizer™ and AutoReplenish™.

•
Campaign Management – Tools designed to provide advertisers greater control over the management of their advertisements and spend by allowing them to group ad listings together into campaigns and then applying schedules and budgets to those campaigns.

•	AdAnalyzer™ – Tool designed to provide fast, on-demand reports and detailed keyword analysis to help advertisers distinguish their most productive keywords from those that are less productive.

•
AutoBid™ – Tool designed to help advertisers optimize their keyword bids by automatically increasing the keyword bid price by $0.01 more than the next closest competitor’s bid, up to a maximum bid price set by the advertiser.

•	Bid Optimizer™ – Tool designed to help advertisers manually set a maximum keyword bid price and choose the network position they want for the keyword.

•
AutoReplenish™ – Tool designed to help advertisers keep their listings online by automatically depositing funds into their account when the balance reaches a pre-determined level, which is set by the advertiser. A maximum monthly deposit amount can also be chosen to help with budgeting.

Pay-Per-Call. Using our Pay-Per-Call service, both online and offline advertisers are able to participate in targeted performance marketing. When advertisers bid for placement in Pay-Per-Call listings delivered in response to an Internet user’s search or the web content of the site visited, Internet users are provided with a unique toll free number that, upon calling, connects the user directly to the advertisers. Similar to Pay-Per-Click, the advertisers only pay when the user actually calls the unique toll free number.

MIVA Direct
Our MIVA Direct division was created following our acquisition of Comet Systems, Inc. in March 2004. MIVA Direct focuses on helping businesses grow by developing one-to-one relationships with consumers by providing desktop software applications such as private-branded toolbars and improved site performance through a variety of search-related applications. MIVA Direct supports MIVA Media by launching consumer products to our publisher partners.

MIVA Direct also leverages direct-to-consumer distribution channels, resulting in increased third-party saleable inventory for MIVA Media paid search ad listings, as well as third-party networks. In addition to increased traffic for MIVA Media advertisers, the MIVA Direct division generates additional revenue opportunities – such as desktop marketing, e-commerce, a travel-related comparison shopping product for toolbar users and lead generation – through direct contact with consumers. This is accomplished by offering customers the ability to download Internet search toolbars, customized cursors, screensavers and other interactive products and services. Through MIVA Direct’s toolbar, we have access to millions of consumers who have voluntarily downloaded our software and search functionality directly onto their personal computers. This direct connection to the consumer allows us to enhance our keyword-targeted, performance marketing solutions. In addition, we have leveraged our desktop software technology to offer toolbars and other downloadable applications to our MIVA Media partners under our partners’ own brands, increasing the value we can provide to our distribution partners.

Search and Directory. On December 29, 2004, we entered into a Perpetual License Agreement with Fast Search & Transfer. Throughout 2005, our search and directory group has undertaken a substantial development effort, leveraging our core FAST Data Search 360 technology license to build new applications that broaden our suite of solutions for advertisers and partners. In June 2005, we introduced in Europe the first of our planned product releases, customizable algorithmic search, localized and configurable to our partners’ requirements. We plan a similar release in the United States in the near future. In November 2005, we launched MIVA Match, an algorithmic-based technology solution that expands advertising opportunities by returning additional leads that have been more broadly matched to an advertiser’s keyword selection. We currently plan to introduce additional FAST Data Search 360-related products during 2006.

MIVA Small Business
Our MIVA Small Business division was created following our acquisition of Miva Corporation in January 2004.

The core focus in this division is e-commerce that primarily targets small business by developing integrated marketing and business solutions based on the MIVA Merchant platform. MIVA Merchant is a complete storefront application that allows end users to get their online stores up and running quickly and also provides end users access to payment processing, logistics and professional services. A number of technologies surround MIVA Merchant, such as MIVA Empressa Virtual Machine which is a part of the foundational architecture to allow MIVA Merchant to run on a server. Others, like MIVA Synchro, and various MIVA Merchant extensions are retailed to the MIVA Merchant user base. Together these technologies are used by developers to create business solutions, merchants to create online stores, and hosting partners who wish to offer e-commerce solutions to their hosting customers. The MIVA Media platform is integrated into MIVA Merchant for directly connecting the e-commerce offering with the pay-per-click network. We primarily sell our MIVA Merchant software solutions to web hosting companies, which in turn bundle it with their web hosting packages for small and medium-sized businesses (SMEs).

Our MIVA Small Business division has several additional services, including MIVA Mailer™, MIVA Service Club™, MIVA Payment™ and MIVA Marketplace™, each of which has been designed to cater to our base of online merchants. MIVA Marketplace includes direct access to traffic from the MIVA Media Network, enabling tens of thousands of MIVA merchants to access keyword-targeted,

Pay-Per-Click advertising services accessible from the MIVA Merchant administrative interface, which is capable of yielding a valuable source of additional revenue for small to medium-sized merchants. The seamless integration of the two products allows online SMEs an efficient, accessible way to manage their online advertising campaigns, along with their online storefronts, through one system.

Sales and Marketing
We have sales and marketing efforts originating from Ft. Myers, Florida, London, U.K., Paris, France, Munich and Hamburg, Germany, Madrid, Spain, Milan and Treviso, Italy, San Diego, California, New York City, New York, Boston, Massachusetts, and northern New Jersey. Our MIVA Direct sales and marketing activities are concentrated in our Boston, Massachusetts and New York City, New York offices, and our MIVA Small Business sales and marketing efforts are concentrated in our San Diego, California office. As of December 31, 2005, we had 49 people focused on sales, 205 in marketing, 5 business development personnel and 2 corporate development personnel. Our MIVA Media sales departments seek to continually add new advertisers and advertising agencies to the MIVA Media Network. Our business development department focuses on adding new distribution partners to the network. Our corporate development department seeks potential mergers, acquisitions and strategic transactions. Almost all of our paid click-throughs and calls result from Internet user actions on our distribution partners’ and private label partners’ websites, and, as a result, we do not spend any marketing efforts to attract consumers to our website at www.miva.com. However, we do have relationships with third parties to attract online businesses to our website in order to encourage them to open an advertising account or to learn more about our MIVA Small Business products and services. Most of the downloads of our MIVA Direct consumer software are generated through online advertising campaigns we run promoting our tools to personalize an Internet user’s desktop experience or to have continual access to timely information, such as news and weather forecasts. We also seek to promote MIVA Central through our MIVA Merchant platform and online advertising targeting small to medium-sized merchants, and the webmasters that serve those types of businesses.

Revenue Model
We currently generate revenue primarily from paid click-throughs on the MIVA Media Network, private label net revenue share payments, and performance marketing revenue generated by MIVA Direct’s consumer software applications along with sales of MIVA Small Business e-commerce solutions.

Our MIVA Media Network keyword advertising paid click-through and call revenue is determined by multiplying the number of click-throughs and calls on paid keyword advertisements by the amounts bid for applicable keywords. Click-through and call revenue is earned based on activity to the extent that the advertiser has deposited sufficient funds with us or we believe collection is probable. We recognize 100% of the revenue from paid click-throughs and calls from distribution partners in the MIVA Media Network and then share that revenue with our distribution partners.

With our private label service, we recognize only our share of the revenue generated from advertisers for click-throughs on our private label partners’ sites. Our private label partners are responsible for reporting the gross revenue generated from the click-throughs executed on their sites. In certain cases, we also receive monthly fees and/or impression-based fees from our private label partners.

Financial information about geographic areas is set forth in Note M to the consolidated financial statements.

Customers
In the fourth quarter of 2005, we had approximately 90,000 active relationships. We define active relationships as those that have had a paying transaction with us during the quarter. In total, we have relationships with approximately 100,000 businesses spanning North America, Europe and Asia, including businesses that are using our MIVA Merchant storefront software, or that have made deposits in their MIVA Media Network advertiser accounts to fund future transactions.

Competition

MIVA Media Network
Our competitors engage in keyword-targeted performance marketing by serving paid listing ads to users through their own branded portal/search properties and through relationships with third-party distribution partners. In contrast, as an independent provider, MIVA’s primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users. Portals and search engines that offer keyword-targeted ad solutions for their own and third-party use include Yahoo!, Google, MSN, IAC/InteractiveCorp (Ask Jeeves), InfoSpace, Interchange, LookSmart, Marchex, ValueClick and Feedster.

Other competitors that primarily focus on providing performance marketing solutions to their partners include Kanoodle, Tacoda and Quigo.

Private Label Service
We compete with companies that allow large portals or high traffic websites to offer their own branded, keyword-targeted performance marketing service. These include Google, Marchex (Enhance Interactive, IndustryBrains), Interchange, LookSmart, Quigo, and MyGeek.

MIVA Direct
In addition to services offered by the companies already mentioned, competitors to our MIVA Direct division include Intermix Media, IAC/InteractiveCorp and Freeze.com. Each offers a form of online media or entertainment through a series of websites or desktop applications. These offerings can include social networking, casual gaming, viral networks, screensavers, ring tones and many other products and services.

MIVA Small Business
Main competitors to our MIVA Merchant e-commerce platform include Yahoo! Stores, eBay Stores, OpenSource and Kurant.

In the future, other companies may offer directly competing services to the MIVA Media Network, our private label service, our MIVA Direct division and/or our MIVA Small Business division. Most providers of Web directories, search engines and information services offer additional features and content that we have elected not to offer at this time. We also compete with traditional offline media such as television, radio and print for a share of advertising budgets.

Technology and Operations

We believe 1) high traffic, keyword-targeted advertising networks, especially those that distribute their results to third-party partners, 2) algorithmic search indices, and 3) consumer software download services, all require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. We believe that we have created an infrastructure that provides us with a platform from which to grow our business, including technical operations in our headquarters in Fort Myers and in hosted facilities in Atlanta, New York City, London, and Paris. In addition, MIVA Small Business maintains its own technical operations in our office in San Diego.

We believe our current infrastructure and operating environment are appropriately sized and designed for their intended use, which includes interaction with Internet users, advertisers, advertising agencies, distribution partners, web hosting partners, and private label clients. However, we will need to continue to invest significantly to maintain and upgrade our infrastructure. The physical components of our infrastructure are comprised of equipment made by industry-leading manufacturers including Hewlett-Packard, Juniper Networks, EMC Corporation and Cisco Systems. The software powering our services is internally developed proprietary software built on top of industry standard commercial software. We believe that given the solid mix of industry standard equipment and software, we are positioned to sustain the effects of considerable growth.

We secure our networks through the use of firewalls and intrusion detection systems, as well as anti-virus and various other security related software. We maintain a comprehensive security policy that provides us with the ability to block out network traffic that is not required to operate our services or represents a threat to the continued stable operation of our systems. We are constantly monitoring and updating our security systems to ensure that the ever-growing array of security risks do not impede the operation of our service.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. We own patents related to our MIVA Direct division and have several patent applications pending for various aspects of our products and services filed with the U.S. Patent and Trademark Office. We own several domestic and foreign trade and service mark registrations related to our products or services, including U.S. Federal Registration for MIVA® and we have additional registrations pending.

We rely on a patent license from Yahoo! for the operation of certain portions of our pay-per-click business. We received the license on August 15, 2005, when we settled a patent infringement lawsuit brought by Overture Services (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services “Yahoo!”) against us regarding U.S. Patent No. 6,269,361 and received a royalty bearing non-exclusive license from Yahoo! regarding certain patents. The license agreement may be terminated by Yahoo! or by us upon the occurrence of certain events, including upon certain material breaches by either party of the agreement or if we were to challenge the validity or enforceability of the Yahoo! patents.

Regulations
We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation, user privacy and characteristics and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating and making recommendations to Congress regarding the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise, in any or all of the countries we serve, may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business or otherwise have an adverse effect on our business, prospects, financial condition, or results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Future international, federal or state legislation or regulations could have a material adverse effect on our business, prospects, financial conditions and results of operations. For instance, legislation has been introduced and, in one instance, enacted, that, if upheld, may impact our ability to display contextual ads.

Additionally, the U.S. Congress and some state legislatures have introduced legislation designed to regulate “spyware,” which has not been precisely defined, but which is often defined as software installed on consumers’ computers without their informed consent and which is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information, without the consumers’ consent. Our internal policies prohibit the reliance on “spyware” for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings currently provided by our MIVA Direct division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent to or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers’ computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.

As we expand our international presence, we have also become exposed to foreign laws and proposed legislation relating to user privacy and related matters. For example, the European Union has adopted directives designed to address privacy and electronic data collection concerns. These directives limit the manner in which personal data of Internet users may be collected and processed.

Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Future international, federal or state legislation or regulations could have a material adverse effect on our business, prospects, financial conditions and results of operations.

Employees
As of December 31, 2005, we had approximately 483 full-time employees. We had approximately 261 employees in marketing, sales and service (which includes, but is not limited to departments such as business development, sales, marketing, customer service, credit transactions, business affairs, corporate development and affiliate relations), 127 in our technical, product development and product management departments and 95 in our general and administrative departments.

Available Information
We maintain an Internet website at http://www.miva.com. We make available free of charge on our website links to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are providing the address to our Internet website solely for the information of investors. None of the information on our Internet website is part of this report. Additionally, individuals can access our electronically filed reports, proxy statements and other information through the Internet site maintained by the Securities and Exchange Commission at http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors
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

In addition, we may not be able to further develop and maintain relationships with distribution partners. Difficulties may arise in our relationships with distribution partners for a number of reasons, some of which are outside of our control. These distribution partners may regard us as not significant for their own businesses, may regard us as a competitor to their businesses or find our competitors to be more attractive. In addition, our distribution partners face substantial competition, and any inability on our part to align with successful distribution partners could adversely affect our business. Our distribution partners may not be able to increase or maintain in the future the Internet traffic they have historically generated for our network. Additionally, we have in the past and expect that in the future we will cease displaying advertisements through certain distribution partners or their affiliates whose traffic does not adequately convert to revenue for our advertisers. Moreover, our agreements with our distribution partners vary in duration and generally are not long-term agreements. Our distribution agreements are generally terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms and changes in control in certain circumstances. We may not be successful in renewing our existing distribution partnership agreements, or if they are renewed, any new agreement may not be on as favorable terms. In addition, we may not be successful in obtaining new distribution partners. Any adverse changes in the business of, or our relationships with, key distribution partners or any inability on our part to obtain new distribution partners could have a material adverse effect on our business, revenue and results of operations.

We rely on a patent license from Yahoo! for the operation of certain portions our pay-per-click business.

We rely on a patent license from Overture Services for the operation of certain portions of our pay-per-click business. On August 15, 2005, we settled a patent infringement lawsuit brought by Overture Services (“Overture Services”) and Yahoo!, Inc. (collectively with Overture Services “Yahoo!”) against us regarding U.S. Patent No. 6,269,361 and took a royalty bearing non-exclusive license from Yahoo! regarding certain patents. The license agreement may be terminated by Yahoo! or by us upon the occurrence of certain events, including upon certain material breaches by either party of the agreement or if we were to challenge the validity or enforceability of the Yahoo! patents. If we are unable to maintain the rights to use such patents, our business, financial condition and results of operations could be materially adversely affected. In addition, the settlement contains terms and conditions that may be unacceptable to a third party and negatively impact our ability to be sold or enter into a change of control transaction.

We may be negatively impacted by distribution partners and their sub-affiliates that engage in activities in violation of our distribution guidelines.

From time to time we may discover that certain of our distribution partners or their affiliates are obtaining Internet users in a manner that does not adhere to our distribution guidelines. While we regularly monitor the activities of our distribution partners to ensure their compliance with our distribution guidelines, we do not monitor the distribution methods used by all of our distribution partners all of the time. If we fail to detect activities of our distribution partners that display our paid listings in a manner contrary to our distribution guidelines, we could be associated with such activities and such association could have a negative impact on our reputation or our ability to attract and retain both advertisers and quality distribution partners and could subject us to third-party or governmental claims or investigations, which in turn could negatively impact our revenue and results of operations.

Additionally, we have removed in the past - and we expect that we will continue in the future - to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which would have a material adverse effect on our business, revenue and results of operations. Compared to our revenue from the quarterly period ended September 30, 2005, our revenue for the quarterly period ended December 31, 2005 decreased 3.9%, due, in part, to the removal from our network of certain traffic generated by our distribution partners that did not meet our or our advertisers’ guidelines or standards. Additionally, the removal of any distribution partners or any of the traffic they generate for us, may cause us to reduce our future revenue and earnings estimates, cause us to miss analysts’ expectations and could consequently cause our stock price to decline.

Click-through fraud, whether we detect it or not, could cause our revenues and our business to suffer.

From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to distribution partners within our MIVA Media Network. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to the MIVA Media Network partner or by a competitor to deplete an advertisers’ budget rather than to view the underlying content. We have implemented screening policies and procedures to minimize the effects of these fraudulent clicks. We believe that these policies and procedures assist us in detecting fraudulent click-throughs, which are not billed to our advertisers. However, it is difficult to detect all fraudulent clicks, and detection may become more difficult in the future if third parties implement more sophisticated fraudulent click-through schemes. To the extent that we are unable to detect click-through fraud, we may refund revenue that our advertisers have paid to us that is later discovered to be attributed to these fraudulent click-throughs. If we find new evidence of past fraudulent clicks, we may have to issue refunds to advertisers retroactively for amounts previously paid to our MIVA Media Network distribution partners. Any of these situations would adversely affect our profitability, and these types of fraudulent activities could hurt our brands. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to potential revenue for the advertisers. If this occurs, our advertisers may become dissatisfied with our advertising programs, and we may lose advertisers and revenue.

Additionally, we, along with others in our industry, were named in a putative class action lawsuit by Lane’s Gifts and Collectibles, LLC, et. al, on behalf of themselves and all others similarly situated. The plaintiffs’ claims are principally predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals who allegedly “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees and other remedies.

We were also named as a co-defendant with Advertising.com, Inc. in a putative class action lawsuit filed on October 19, 2005 by Payday Advance Plus, Inc., on behalf of themselves and all others similarly situated. The plaintiff’s claims were predicated on the allegation that Advertising.com, a MIVA Media Network distribution partner, engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The complaint sought monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. The plaintiff voluntarily dismissed the case on February 2, 2006; however, the plaintiff has indicated they may re-file its claims in New York.

Allegations of the nature asserted in the foregoing cases, generally relating to click-through fraud, whether accurate or not, may have the effect of causing advertisers and advertising agencies to lose confidence in the services we provide and to cease advertising with us. Any material reduction in our advertisers’ and advertising agencies’ participation in the MIVA Media Network on an aggregate basis could have a material adverse effect on our financial condition or results of operations. Additionally, these litigations and similar cases in the future could be costly, time-consuming and could result in the diversion of our management’s time and attention, any of which could have a material adverse effect on our business, financial condition or results of operations.

We have in the past and may in the future incur impairment charges that materially adversely affect our earnings and our operating results.

During the second quarter of 2005, our stock price declined significantly, resulting in our market capitalization falling below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and it was determined that an impairment existed. During the second quarter of 2005, we recorded a non-cash impairment charge of $118.9 million to reduce our carrying value of goodwill and other indefinite-lived intangible assets to their implied fair value.

In addition, during the third quarter of 2005 the Company updated its projections resulting in further indicators of goodwill impairment for the Company. The projections for all reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce our projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. As a result, we recorded an additional goodwill impairment charge of $1.8 million and a long-lived asset impairment charge of $2.5 million for the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no related goodwill or long-lived intangible assets.

We will continue to evaluate our goodwill and other indefinite–lived intangible assets for impairment in accordance with FASB Statement No. 142 and FASB Statement No. 144 annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of significant assets or other factors. We cannot assure you that future impairments will not occur. If we determine that significant impairment has occurred in the future, we would be required to write off additional goodwill. Any future impairment charges could have a material adverse effect on our financial condition, earnings and results of operations and could cause our stock price to decline.

Changes in legislation, regulation and standards relating to online marketing, particularly online distribution of software, could harm our business.

There is increasing awareness and concern among the general public and federal and state governments regarding marketing and privacy concerns, including those relating to online marketing and online distribution of software. The U.S. Congress and some state legislatures have introduced legislation designed to regulate “spyware,” which has not been precisely defined, but which is often defined as software installed on consumers’ computers without their informed consent and which is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information, without the consumers’ consent. We do not rely on “spyware” for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our MIVA Direct division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers’ computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted which makes the consent, notice or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.

The regulatory environment with respect to online marketing practices is also evolving. The Federal Trade Commission, or FTC, has increasingly focused on issues affecting online marketing, particularly online privacy and security issues. One of the key areas of focus for the FTC is the difference between spyware and ad-serving software, such as our downloadable toolbar applications.

The enactment of new legislation, changes in the regulatory climate, or the expansion, enforcement or interpretation of existing laws could prevent us from offering some or all of our services or expose us to additional costs and expenses, require substantial changes to our business or otherwise substantially harm our business. Further, additional legislation or regulation could be proposed or enacted at any time in the future, which could materially and adversely affect our business.

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

Advertisers utilize our MIVA Media Network to deliver Internet traffic to their websites. We believe advertisers will only use our services if we deliver high quality Internet traffic that meets their needs. A typical way for an advertiser to gauge the quality of Internet traffic is a conversion ratio measuring conversions on their website against the amount of Internet traffic delivered. If we are not satisfied with the quality of Internet traffic delivered from our distribution partners we may take remedial action, including removal of the distribution partner from our networks. We may not be successful in identifying distribution partners with low quality traffic before we use their services, or in delivering high quality traffic to our advertisers, and we have removed in the past and may continue in the future to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, or terminate our relationships with distribution partners because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which could have a material adverse effect on our business, revenue and results of operations.

We face substantial and increasing competition in the market for Internet-based marketing services.

We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include Yahoo! and its Search Marketing Services division, Google, Ask Jeeves, Lycos, Microsoft and Time Warner’s AOL division. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and greater financial, marketing, personnel and other resources than we have. These competitors historically have developed and expanded their portfolios of products and services more rapidly than we have. In addition, these and other competitors may have or obtain certain intellectual property rights that may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing more aggressively in research and development and competing more aggressively for advertisers and partners. We expect that these competitors will increasingly use their financial and technological resources to compete with us. For example, Microsoft has announced plans to deepen the integration of its search technologies with its desktop operating system and web browser software.

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

If we are not able to maintain or increase our average revenue per click, our revenues and results of operations could be materially adversely affected.

Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of clicks recorded during that same period. From 2004 to 2005 we experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others, our overall mix of traffic sources, the bid prices submitted by our advertisers for a keyword advertisement, the bid prices of the more frequently clicked keyword terms, and the nexus between the three, as well as our recent implementation of MIVA Match and the inclusion, beginning in mid-2005, of third-party advertising feeds as a supplement to our own advertising network.

If the trend with respect to the decline in our average revenue per click continues, it could continue to have a material adverse impact on our revenues and results of operations.

Our success is dependent upon our ability to establish and maintain relationships with our advertisers and advertising agencies.

We generate most of our revenue from our advertisers. Accordingly, our ability to generate revenue from the MIVA Media Network is dependent upon our ability to attract new advertisers and advertising agencies, maintain relationships with existing advertisers and advertising agencies and generate traffic to our advertisers’ websites. Our programs to attract advertisers and advertising agencies include direct sales, agency sales, online promotions, referral agreements and participation in tradeshows. We attempt to maintain relationships with our advertisers and advertising agencies through customer service and delivery of qualified traffic.

Our advertisers and advertising agencies can generally terminate their contracts with us at any time and on limited or no advance notice. We believe that advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would have a material adverse effect on our business, financial condition and results of operations.

We must continue to successfully integrate several businesses acquired in 2004.

In 2004, we merged with, acquired or acquired the assets of a number of businesses: Miva, Comet, B&B Enterprises, Inc. (BBE), and Espotting (now MIVA Small Business Solutions, MIVA Direct, B&B Advertising and MIVA Media Europe, respectively). In 2005, we continued to integrate these businesses into our operations. The continued integration of these businesses may be difficult, time consuming and costly. The integration may divert our management’s time and resources from the operation of our businesses. The integration and management of these companies is also more challenging because the primary operations of MIVA Media Europe are conducted in Europe, while our historical operations and those of our other new acquisitions are conducted primarily in the United States. Our integration efforts may not be completed as planned, may take longer to complete or may be more costly than anticipated, or these acquired businesses may not achieve their expected results, any of which would have a material adverse effect on our business and results of operations. Additionally, if these acquired businesses are unable to achieve their expected results, there is risk of an impairment of the assets acquired, which in turn could have an adverse effect on our results of operations.

We are subject to income taxes in both the United States and numerous foreign jurisdictions.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable and appropriate, the final determination of tax audits and any related tax litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of a tax audit or tax litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

If we fail to grow or manage our growth, our business will be adversely affected.

To succeed, we must continue to grow. We may make additional acquisitions in the future as part of our growth initiatives. These may include acquisitions of foreign companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which we have little or no experience. Additionally, we may fail to achieve the anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following:

•
we may incur substantial costs, delays or other operational or financial problems in integrating acquired businesses, including in integrating each company’s accounting, management information, human resource and other administrative systems to permit effective management;

•	we may not be able to identify, acquire or profitably manage any additional businesses;

•	with smaller acquired companies, we may need to implement or improve controls, procedures and policies appropriate for a public company;

•	the acquired companies may adversely affect our consolidated operating results, particularly since some of the acquired companies may have a history of operating losses;

•	acquisitions may divert our management’s attention from the operation of our businesses;

•	we may not be able to retain key personnel of acquired businesses;

•	there may be cultural challenges associated with integrating employees from our acquired companies into our organization; and

•	we may encounter unanticipated events, circumstances or legal liabilities.

Any of these factors could materially adversely affect our business, prospects, financial condition, and results of operations.

We may not be able to return to our historical growth rates and operating margins in the future.

Although we grew rapidly through 2004, we may not be able to return to our historical growth rates going forward and expect that in the future our revenue growth rate will decline primarily as a result of increased competition. During 2005 our growth rates declined as a result of these factors. In addition, we believe our annual operating margins will decline in 2006 as a result of:

•	integrating recently acquired businesses with lower operating margins;

•	the impact of amortizing intangible assets acquired in mergers and acquisitions;

•	increased competition;

•
increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales and marketing expenses and increased costs of operating as an international public company with multiple divisions.

We are subject to numerous risks associated with our recently-acquired international operations.

Historically, we have operated primarily in the United States. In July 2004 we merged with MIVA Media Europe, which is based in the United Kingdom and serves a number of additional European countries. Prior to this acquisition, we had no prior experience integrating and managing international operations. Any inability to successfully integrate and manage our international operations could have a material adverse effect on our business, financial condition or results of operations. In addition, our future operating results could be adversely affected by a variety of factors arising out of our international operations, some of which are beyond our control. These factors include:

•
lower per capita Internet usage or lower advertiser spending in many countries, due to factors such as lower disposable incomes, lack of telecommunications and computer infrastructure, greater concern about security in online e-commerce transactions, and less access to and use of credit cards;

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

We have agreements to provide our private label services to our private label partners. Generally, under the terms of the agreements, we provide the technology and expertise to our partners to launch keyword-targeted paid listings services. These transactions are subject to numerous contingencies and risks including:

•	the failure of our partners to successfully create and manage paid listings networks;

•	the risk that development and implementation of the different versions of our technology will be delayed or not completed when expected;

•	the risk that development, implementation and integration costs will be higher than anticipated;

•	the inability of our partners to leverage their existing client base;

•	the failure of the paid listing services market to continue to grow;

•	intense competition in the paid listing services market;

•	the potential for disagreements with our partners;

•	the potential that implementation of our private label services violates intellectual property rights of third parties;

•	the potential we will have indemnification obligations to our partners arising out of claims asserted against them in connection with their use of our service;

•	economic changes in the Internet industry generally;

•	the potential that our partners will be acquired or change their business plans and cease using our services; and

•
a shift in the parties with which we contract to deliver our services from individual advertisers to advertising agencies, as a result of increased reliance within the industry on advertising agency services in the European Union as compared with the United States.

The occurrence of any of these contingencies or risks could have a material adverse effect on our business, financial condition and results of operations.

Certain members of our management team have limited experience managing a public company and many of our employees have recently joined us and must be integrated into our operations.

Some of our officers had no senior management experience in public companies prior to joining MIVA. As of December 31, 2005, we had 483 full time employees. Some of our new employees include certain key managerial, technical, financial, marketing and operations personnel, including our Chief Financial Officer and our Chief Operating Officer, who joined our company on July 18, 2005 and September 6, 2005, respectively. These employees may not yet have been fully integrated into our operations. We expect to add additional key personnel in the near future. Our failure to attract and fully integrate our new employees into our operations or successfully manage such employees could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the queries and paid click-throughs we receive. We believe that we will be required to expand our network infrastructure and customer support capabilities to support an anticipated expansion of the number of queries and paid click-throughs we receive. Expansion will require us to make significant upfront expenditures for servers, routers, computer equipment and additional Internet and intranet equipment, and to increase bandwidth for Internet connectivity. Our expansion and enhancements will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties would materially adversely affect our business, financial condition and results of operations.

New technologies could limit the effectiveness of our products and services, which would harm our business.

New technologies may be developed by others that can block the display of ads or sponsored listings. Since most of our net revenue is derived from fees paid to us by advertisers, ad-blocking or similar technology could adversely affect our operating results.

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

The process and technology we use to operate our MIVA Media Network is critical to the success of our business. In February 2000, we filed a patent application for our MIVA Media Network with the United States Patent and Trademark Office. This patent application is still pending approval at December 31, 2005. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have identified two material weaknesses in our internal control as of December 31, 2005, with respect to income taxes and wire transfers. These matters and our efforts regarding remediation of these matters, as well as our efforts regarding internal controls generally are discussed in detail in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. Additionally, as of December 31, 2004, we had identified several other material weaknesses in our internal control as of December 31, 2004. Those matters and our efforts regarding remediation of those matters are also discussed under Item 9A, Controls and Procedures, of this filing on Form 10-K. At present we believe we have remedied all outstanding issues with respect to the material weaknesses we identified as of December 31, 2004. However, as our material weaknesses in our internal control with respect to income taxes and wire transfers demonstrates, we cannot be certain that the remedial measures we have taken to date will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Additionally, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future, in addition to those identified as of December 31, 2004, and December 31, 2005. Remedying the material weaknesses that have been presently identified or identified in the past, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, has in the past and could in the future require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

When we account for employee stock options using the fair value method, it will significantly reduce our net income.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which will require us, beginning in January 2006, to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees. Prior to January 1, 2006, we accounted for stock-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. We account for stock-based compensation to non-employees using the fair value method set forth in FASB Statement No. 123, and related interpretations. If we had used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our net loss would have increased by $13.0 million and $8.0 million than reported in the years ended December 31, 2005 and 2004, respectively. By adopting this new statement in the future and expensing our stock-based compensation plans using the fair value method as described in the new statement, we will have ongoing accounting charges for compensation expense significantly greater than those we would have recorded under our previous method of accounting for stock options, which will reduce our reported operating, pre-tax and net income. On December 27, 2005, the Compensation Committee of the Board of Directors approved accelerating the full vesting as of December 30, 2005 of approximately 0.4 million unvested stock options outstanding under our stock plans that were granted between January 1, 2002, and December 31, 2004. The purpose of the accelerated vesting was to enable us to reduce future stock compensation expense associated with these options in future years upon adoption of SFAS No. 123(R) on January 1, 2006. No compensation expense was recognized in 2005 upon the acceleration, although $3.1 million is recognized in our 2005 pro forma stock-based employee compensation expense presented in Note B. We would have reflected this $3.1 million of pre-tax expense in our consolidated financial statements in future years.

We cannot predict our future capital needs and may not be able to secure additional financing.

Except for our agreement with Fast Search & Transfer, we have no other material long-term commitments for capital expenditures. However, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. We currently anticipate that our cash and cash equivalents as of December 31, 2005, together with cash flows from operations, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months.

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

While there are currently relatively few laws or regulations directly applicable to Internet access, commerce or Internet commercial search activity, there is increasing awareness and concern regarding some uses of the Internet and other online services, leading federal, state, local and foreign governments to consider adopting civil and criminal laws and regulations, amending existing laws and regulations, conducting investigations or commencing litigation with respect to the Internet and other online services covering issues such as:

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

Our future success will depend substantially upon continued growth in the use of the Internet to support the sale of our advertising services, as well as continued acceptance of e-commerce transactions on the Internet. As Internet advertising is a new and rapidly evolving industry, the ultimate demand and market acceptance for Internet-related services is subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online service technologies, including security, reliability, cost, ease of use and quality of service remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies. In addition, the Internet or other online services could lose their viability due to, among other things, concerns over the security of Internet transactions and the privacy of users, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. In the event that the use of the Internet and other online services does not continue to grow or grows more slowly than we expect, or the Internet does not become a commercially viable marketplace, our business, financial condition and results of operations would be materially adversely affected.

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

From time to time, we may experience cultural pressures or legal challenges with respect to the content of the advertisements displayed to Internet users on our MIVA Media Network. As a result of these cultural or legal challenges, we may decide to limit the display of the content in certain jurisdictions where such an issue has arisen. The limitation on the display of any content may have a material adverse effect on our results of operations. Additionally, third parties may make claims against us, our distribution partners and others affiliated with us in connection with the content of the advertisement displayed on our MIVA Media Network. For example, on August 3, 2004, a putative class action lawsuit was filed, in the Superior Court of the State of California, County of San Francisco, against us and others in our market, including certain of our distribution partners, alleging that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. Additionally, three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transaction with us, and we have entered into an agreement with one of these industry partners to resolve such claims. Third party claims related to the content of the advertisements placed on our networks can be costly to defend, could result in our distribution partners and other affiliates asserting indemnification claims against us if they become a party to the suit, and could result in material losses for us, both as a result of paying our own legal costs and those of our indemnities, as applicable, associated with the defense against such claims, as well as any damages that may result if we are unsuccessful in defending against such claims.

We may incur liabilities for the activities of users of our services.

The law relating to the liability of providers of online services for activities of their users and for the content of their advertisers’ listings is currently unsettled and could harm our business. Our insurance policies may not provide coverage for liability for activities of our users or advertisers for the content of their listings. We may not successfully avoid civil or criminal liability for alleged unlawful activities carried out by consumers of our services or for the content of our listings. Our potential liability could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could significantly harm our business, financial condition and operating results.

Risks Relating to an Investment in Our Common Stock

The market price of our common stock has been and may continue to be volatile.

The market price of our common stock has in the past and may in the future experience significant volatility as a result of a number of factors, many of which are outside of our control. Each of the risk factors listed in this Part I, Item 1A - Risk Factors, and the following factors, may affect the market price for our common stock:

•	our quarterly results and ability to meet analysts’ and our own published expectations;

•	our ability to continue to attract and retain users, advertisers and advertising agencies and distribution partners;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•	patents issued or not issued to us or our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances, mergers, acquisitions, dispositions or significant agreements by us or by our competitors;

•	commencement or threat of litigation or new legislation or regulation that adversely affects our business;

•	general economic conditions and those economic conditions specific to the Internet and Internet advertising;

•	our ability to keep our products and services operational at a reasonable cost and without service interruptions;

•	recruitment or departure of key personnel;

•	geopolitical events such as war, threat of war or terrorist actions; and

•	sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants.

Because our business is changing and evolving, our historical operating results may not be useful in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. Also, online user traffic tends to be seasonal.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. There are many large, well-established publicly traded companies active in our industry and market, which may mean it will be less likely that we receive widespread analyst coverage. Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline significantly. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

•
pending or threatened litigation or governmental investigation, including the costs associated with or any adverse results of any such litigation or investigation or related indemnification obligations;

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

Reliance should not be placed on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue or sales in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in our revenues could have an immediate material adverse effect on our operating results for that quarter. In addition, if we fail to manage our business effectively over the long term, we may experience high operating expenses, and our operating results may fall below the expectations of securities analysts or investors, which could result in a substantial decline in the market price of our common stock.

Significant dilution will occur if outstanding options and warrants are exercised or restricted stock unit grants vest.

As of December 31, 2005, we had stock options and warrants outstanding to purchase a total of 4.7 million shares at a weighted average exercise price of $6.87 per share under our stock incentive plans. On October 19, 2005, we entered into Option Cancellation Agreements and

Restricted Stock Unit Agreements with certain of our officers and directors. As a result of those agreements, options to purchase approximately 1.3 million shares of our stock were cancelled and 0.9 million restricted stock units, each of which represents a contingent right to receive one share of our common stock were issued to such officers and directors. Additionally, 118,593 restricted stock units were granted to an officer/director and a director on October 19, 2005. Accordingly, as of December 31, 2005, we issued 1.0 million restricted stock units, as discussed above of which 102,803 have fully vested and been issued to two of our former officers. To the extent options or warrants are exercised or restricted stock units vest, our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion or exchange of these securities, investors may experience additional dilution of their proportional ownership of our company.

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

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our present and former officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants also violated Section 20(a) of the Act as “control persons” of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) the goodwill associated with a recent acquisition, (2) certain material weaknesses in our internal controls, and (3) the Internet traffic generated by and business relationships with certain distribution partners. Plaintiffs assert that we and the individual defendants made these misstatements and omissions in order to keep our stock price high to allow certain individual defendants to sell stock at an artificially inflated price. Plaintiffs seek unspecified damages and other relief.

If it is determined that we or our officers or directors have engaged in the types of activities alleged by these plaintiffs, we and our officers and directors could be subject to damages and may be subject to further prosecution. Regardless of the outcome, these litigations could have a material adverse impact on our results because of harm to our reputation, defense costs, diversion of management’s attention and resources and other factors.

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

If it is determined that our officers or directors have engaged in the types of activities alleged in the putative derivative action, our officers and directors could be subject to damages and may be subject to further prosecution. We have agreed to indemnify our officers and directors in connection with the defense of this action. Accordingly, regardless of the outcome, this litigation could have a material adverse impact on our results because of harm to our reputation, defense costs, diversion of management’s attention and resources and other factors.

Item 2. Properties.

Our primary administrative, sales, customer service and technical facilities are leased in Fort Myers, Florida and London, U.K., which serve as the headquarters for MIVA Media US and MIVA Media Europe, respectively. We also lease offices internationally, including, New York, New York, Cambridge, Massachusetts, Paris, France, Hamburg and Munich, Germany, Bridgewater, New Jersey, San Diego, California, and other cities in the United States and Europe, which serve as subsidiary headquarters or regional business development and sales offices. We maintain additional technical operations centers within third-party hosting facilities in New York, New York, Atlanta, Georgia and London, UK. On February 23, 2006, we entered into a Lease Modification and Extension Agreement, pursuant to which we reduced the amount of office space we were leasing in New York from 32,062 square feet to 10,667 square feet. In connection with this modification to the existing lease for the New York space, we also extended the term of such lease through January 31, 2016. Our monthly lease payments were also reduced in connection with the reduction in space. Accordingly, as of February 23, 2006, our leased properties provide us with an aggregate of approximately 103,000 square feet for all of our operations (not including our allocated space in third-party hosting facilities). We believe these facilities are adequate, at this time, for their intended use, but due to our growth in recent years we have begun to increase the amount of leased space available to us at existing facilities or, in some cases, have entered into lease agreements for new facilities.

Item 3. Legal Proceedings.

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

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. Three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transaction with us, and we have entered into an agreement with one of these industry partners to resolve such claims. We believe that both the underlying and indemnity claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Lane’s Gifts and Collectibles Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals who allegedly “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, and other remedies.

Two plaintiffs - Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims upon which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction. The court has not yet ruled on these motions. On January 9, 2006, the court stayed the case for 60 days to permit two defendants, Google Inc. and AskJeeves, Inc., to mediate with the Plaintiffs. The court will enter a new scheduling order for the case after the stay expires.

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

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our present and former officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants also violated Section 20(a) of the Act as “control persons” of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) the goodwill associated with a recent acquisition, (2) certain material weaknesses in our internal controls, and (3) the Internet traffic generated by and business relationships with certain distribution partners. Plaintiffs assert that we and the individual defendants made these misstatements and omissions in order to keep our stock price high to allow certain individual defendants to sell stock at an artificially inflated price. Plaintiffs seek unspecified damages and other relief.

On July 27, 2005, the Court consolidated all of the outstanding lawsuits under the case styled In re MIVA, Inc. Securities Litigation, selected lead plaintiff and lead counsel for the consolidated cases, and granted plaintiffs leave to file a consolidated amended complaint, which was filed on August 16, 2005. We and the other defendants moved to dismiss the complaint on September 8, 2005.

On December 28, 2005, the Court granted defendants’ motion to dismiss. The Court granted plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including as relates to our indemnification obligations, diversion of management’s attention and resources, and other factors.

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

On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved. On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above. On January 11, 2006, the Court lifted the stay imposed on August 31, 2005. On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including as relates to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Payday Advance Plus, Inc.

On October 19, 2005, a putative class action was filed in the U.S. District Court for the Central District of California, Los Angeles Division, against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleged that Advertising.com, a MIVA Media Network distribution partner, engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit was brought on behalf of a putative class of individuals who were allegedly overcharged by the defendants’ and sought monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies.

On January 3, 2006, we filed a motion to dismiss the Complaint for improper venue because the Complaint was filed in violation of the forum selection clause in MIVA’s contract with the plaintiff, which requires that all disputes be filed in New York. The plaintiff filed a request for voluntary dismissal of the case on February 1, 2006, and the court dismissed the case on February 2, 2006. The plaintiff has indicated they may re-file the lawsuit in New York.

We believe we have strong defenses to plaintiff’s claims, should they be re-filed. We have not assessed the amount of potential damages involved in plaintiff’s claims and would be unable to do so unless and until a class was certified by the court. If re-filed, we would defend the claims vigorously. Regardless of the outcome, the litigation, if re-filed, could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operations.

No accruals for losses during 2005 (except the settlement with Yahoo!) have been recorded related to any of the legal proceedings. We expense all legal fees for litigation as incurred.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock

Our common stock trades on the Nasdaq Stock Market under the symbol “MIVA.” The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the Nasdaq Stock Market:

Quarter Ended	High	Low

December 31, 2005	$6.12	$4.56
September 30, 2005	$7.16	$4.48
June 30, 2005	$10.32	$4.20
March 31, 2005	$17.65	$9.85

December 31, 2004	$23.70	$16.50
September 30, 2004	$22.75	$12.55
June 30, 2004	$26.21	$18.26
March 31, 2004	$22.33	$15.27

Such prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Our authorized capital stock consists of 200,000,000 shares of common stock, $.001 par value per share, and 500,000 shares of preferred stock, $.001 par value per share. As of December 31, 2005, the number of record holders of our common stock was 229. No shares of our preferred stock are outstanding.

Dividends

We have never paid cash dividends on our capital stock and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings, if any, for use in our business.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under the Company’s equity compensation plans, please see Item 12 of this Form 10-K.

Item 6. Selected Financial Data

The following selected consolidated statements of operations data for the years ended December 31, 2005, 2004, 2003, 2002, and 2001 and the selected balance sheet data as of December 31, 2005, 2004, 2003, 2002, and 2001 are derived from our consolidated financial statements and related notes.

	For the years ended December 31,

	2005	2004	2003	2002	2001

	(a), (b)	(c), (d)
Statements of operations
Revenues	$194,616	$169,470	$72,221	$42,805	$20,412
Net income (loss)	(130,167)	17,028	11,758	10,736	(347)
Net income (loss) per share
Basic	$(4.23)	$0.65	$0.59	$0.63	$(0.02)
Diluted	(4.23)	0.60	0.53	0.56	(0.02)

Balance sheets
Total assets	$190,792	$341,204	$74,658	$27,312	$8,325
Debt (including current portion)	2,600	6,514	—	4	15
Stockholders’ equity	146,513	287,679	64,307	22,168	5,082

(a) Includes impairment charges related to goodwill and other intangible assets at MIVA Media Europe, MSB and MIVA Direct of $123.2 million. Also includes one-time payment of $8.0 million pursuant to the Agreement with Overture Services.

(b) Includes non-recurring revenue of $1.5 million recognized related to the settlements of two distribution partner disputes.
(c) Includes the acquisitions of MSB, MIVA Direct, B&B, and MIVA Media Europe.
(d) Includes impairment charge related to goodwill and other intangible assets at MSB of $1.1 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” under Item 1A of Part I of this Annual Report on Form 10-K.

Executive Summary

We are a leading independent Performance Marketing Network, dedicated to helping businesses grow. Our new media platform facilitates performance marketing for partners (publishers), advertisers and consumers (end-users). Our primary focus is on providing our partners with a complete set of innovative solutions enabling the acquisition, retention and monetization of their online audiences. As an independent provider, our primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users. For our advertisers, we provide solutions to manage, optimize and measure return on investment from keyword-targeted and context-related performance marketing programs. Our advertisers access distribution and generate leads through our network of publisher partners and are able to capitalize on leads through our integrated e-commerce merchant solution. We offer our marketing services on three continents with direct products offerings in North America and Europe. During 2005, revenues generated from our European operations accounted for 51.7% of our total.

During the second quarter of 2005, we changed our name to MIVA, Inc. in order to fully integrate our operations and create a single brand around the businesses we have brought together over the past two years.

Throughout 2005, we took a number of specific steps to build our business and strengthen our Company. Specifically we:

•	introduced two fully redesigned applications, Account Setup and Ad Center, for our U.S. advertisers;

•	introduced an innovative custom toolbar solution and a new expandable banner product for our publishers;

•
introduced configurable algorithmic web search to our distribution partners in Germany, France, UK, Spain and Italy by leveraging our licensing agreement with Fast Search & Transfer™ (FAST™) and broadening the total suite of monetization and user retention products available to our partners;

•	signed Eniro as our first private label partner in Europe;

•	signed a global distribution agreement with blinkx for delivering contextually targeted advertising to blinkx’s desktop toolbar and video search users;

•	signed an exclusive content deal with Mirror Group Newspapers in the UK to provide targeted Pay-Per-Click ads across the home, article and channel pages of various MGN properties;

•	launched MIVA Match®, a new search product providing advertisers with a greater number of qualified leads by more broadly matching relevant keywords;

•	launched a series of comprehensive campaign management tools providing the ability to schedule campaigns based on time segments (day-parting) and campaign spend;

•	introduced MIVA Mail in Europe, a new product enabling the Company’s partners to generate Pay-Per-Click revenue through email marketing programs; and

•	launched the Company’s MIVA Pay-Per-Call ad service in the UK.

In addition, as more fully discussed in “Results of Operations,” the following items had a significant impact on the year ended December 31, 2005:

•	during 2005, we took actions to remove certain Internet traffic sources from our MIVA Media Networks as they did not meet our traffic quality or distribution guidelines;

•	we experienced a decrease in overall Internet traffic generated by certain of our distribution partners, increased competition, and decreased Internet volume from new distribution partners;

•
in August 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services “Yahoo!”), pursuant to which we agreed to make a one-time payment of $8.0 million to Yahoo! and received a royalty bearing non-exclusive license to certain Yahoo! patents;

•
during the second and third quarters of 2005, factors indicated that the value of goodwill and other indefinite-lived intangibles was not recoverable, and as such we recorded impairment charges of $123.2 million as a result of the impairment analyses performed; and

•	in October 2004, we ceased the display of online gambling-related advertising to users on the MIVA Media North America Network, this action has had a continued impact on the 2005 revenues as well.

Recent Developments

During our past and as a matter of ongoing business practice, we have removed and we expect to continue to remove distribution partners from our networks or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners if the partners do not meet our traffic quality or distribution guidelines. On May 5, 2005, we announced that, in late April 2005, we began to remove certain distribution partners and/or their sub-affiliates from our networks because we believe these partners and/or their sub-affiliates did not follow our distribution guidelines. In addition, we believe our revenue has been negatively impacted by a decrease in Internet traffic from our distribution partners due in part to decreases in overall Internet traffic generated by certain of our distribution partners, increased competition, and decreased Internet traffic volume from new distribution partners.

The effect on revenue from the removal of certain Internet traffic sources and the reduction in Internet traffic from our current sources during the second, third, and fourth quarters of 2005 was significant. We continue to actively monitor the quality and sources of the traffic we purchase from our current and new distribution partners, and we expect from time-to-time to continue to remove certain sources of traffic that do not meet our distribution guidelines.

On December 27, 2005, the Compensation Committee of the Board of Directors approved accelerating the full vesting as of December 30, 2005 of approximately 0.4 million unvested stock options outstanding under our stock plans that were granted between January 1, 2002 and December 31, 2004. The options had a range of exercise prices of $3.01 to $23.50 and a weighted average exercise price of $16.18. The closing price of our common stock on December 30, 2005 was $4.95. The purpose of the accelerated vesting was to enable us to reduce stock compensation expense associated with these options in future years upon adoption of SFAS No. 123(R) on January 1, 2006. No compensation expense was recognized in 2005 upon the acceleration, although $3.1 million is recognized in our 2005 pro forma stock-based employee compensation expense presented in Note B. We would have reflected this $3.1 million of pre-tax expense in our consolidated financial statements in future years.

On October 19, 2005, the Company entered into Restricted Stock Unit Agreements and Option Cancellation Agreements with certain of its officers and directors. Pursuant to these agreements, certain officers and directors exchanged an aggregate of 1,332,806 stock options held by them having an exercise price at or above $10 per share for an aggregate of 931,852 restricted stock units. In addition, an aggregate of 118,593 restricted stock units were granted to an officer/director and a director. As a result of this transaction, the intrinsic value of the restricted stock units is required to be recognized as compensation expense ratably over the vesting period and therefore a charge of approximately $0.6 million was recorded in the fourth quarter of 2005.

On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361, and Yahoo! agreed to release all claims in the lawsuit. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and received a royalty bearing non-exclusive license to certain Yahoo! patents. The charge for the $8.0 million one-time payment was recorded during the second quarter and paid during the third quarter of 2005. The royalty is based on our use of certain patents and is paid quarterly.

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

In connection with the results of the FASB Statement No. 142 impairment tests disclosed above, factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was undertaken as of September 30, 2005 resulting in an impairment charge of $2.5 million for MIVA Small Business and is recorded in “Impairment loss on goodwill and other assets” in the accompanying consolidated statements of operations. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements that were written down to their fair value. As a result of this impairment charge, MIVA Small Business has no remaining long-lived intangible assets.

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

RESULTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

We commercially launched the MIVA Media North America Network in September 1999, our first private label agreement commenced in September 2002, we acquired MIVA Small Business Solutions, Inc. (“MSB”) in January 2004, MIVA Direct, Inc. (“MIVA Direct”) in March 2004, the assets of B&B Enterprises, Inc. (now B&B Advertising, Inc. or “B&B”) in June 2004, and in July 2004, through a subsidiary, we merged with MIVA Media International, Inc. (formerly Espotting Media, Inc.). We changed our name to MIVA, Inc. in June 2005, and at the same time changed the names of many of our customer facing subsidiaries, as well. When making comparisons between 2005 and 2004, readers should note that the results of operations of MIVA Direct, B&B and MIVA Media Europe have been included in our statements of operations since the consummation date of each such acquisition or merger, and have contributed to increases in our revenue and operating expenses in 2005 compared to 2004. The operations of MIVA Direct, B&B and MIVA Media Europe are being integrated with our operations. Accordingly, their future stand-alone impact may be difficult to isolate. Readers should also note that in 2005 we have not been able to return to our historical growth rates and that in the future our revenue growth rate may decline as a result of increased competition and loss of distribution partners.

Additionally, our annual operating margins declined in 2005 as a result of integrating recently acquired businesses with lower operating margins, the impact of amortizing intangible assets acquired in mergers and acquisitions, increased competition and increased expenditures for certain aspects of our business as a percentage of our net revenues, which includes product development expenditures, sales and marketing expenses, and increased costs of operating as an international public company with multiple divisions.

Revenue

During 2005, we recorded revenue of $194.6 million, an increase of 14.8% from the $169.5 million recorded in 2004. The increase was the result of the inclusion of full year results from businesses acquired during 2004 described above (approximately $59.8 million). Also included in revenue for 2005 is non-recurring revenue recognized related to the settlements of two distribution partner disputes totaling $1.5 million. These increases in revenues have been partially offset as a result of actions taken in 2004 and 2005 to remove certain Internet traffic sources from our MIVA Media Networks, a reduction in paid clicks of 26% in the second half of 2005 as compared to the second half of 2004 from continuing sources, as well as a reduction in our average revenue per click in the second half of 2005 compared to the second half of 2004.

Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. From 2004 to 2005 we experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others, our overall mix of traffic sources, the bid prices submitted by our advertisers for a keyword advertisement, the bid prices of the more frequently clicked keyword terms, and the nexus between the three, as well as our recent implementation of MIVA Match and the inclusion, beginning in mid-2005, of third-party advertising feeds as a supplement to our own advertising network.

If the trend with respect to the decline in our average revenue per click continues, it could have a material adverse impact on our revenues and results of operations. We are actively seeking to increase our average revenue per click and thereby reverse this trend by changing the overall mix of the MIVA Media Network traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers and seeking new implementations through which our advertisers’ keyword advertisements may be displayed.

Revenue was $169.5 million in 2004, compared to $72.2 million in 2003, an increase of $97.2 million or 134.7%. The increase in revenue was primarily the result of the inclusion of results from businesses acquired during 2004 (approximately $73.4 million). In addition, revenue increased in our MIVA Media Network and Private Label divisions as a result of adding new distribution partners, expanding our relationships with our existing distribution partners, adding private label partners and increasing the amount advertisers spent with us for traffic from our distribution and private label partners.

During 2005, 2004, and 2003 no customer account represented more than 10% of our total revenue. We purchase Internet traffic from our distribution partners through which we are able to make our clients’ advertisements available for display over the Internet. Expressed as a percentage of revenue, none of the purchases made from any of these distribution partners represented over 10% of consolidated revenue in either 2005 or 2004, however, in 2003 purchases from one distribution partner represented more than 10% of revenue.

In October 2004, we ceased the display of online gambling-related advertising to users on the MIVA Media North America Network with Internet protocol, or IP, addresses originating from the United States or for which we cannot determine the country of origin. As part of our ongoing efforts with respect to delivering quality prospects to our advertisers, in the second half of the fourth quarter of 2004, we ceased displaying advertisements through certain distribution partners and their affiliates whose traffic did not adequately convert to revenue for our advertisers. In late April 2005, we began to remove from our networks certain distribution partners and/or their sub-affiliates that had developed methods for obtaining new users or directed traffic through distribution channels that did not follow our distribution guidelines. Additionally, in the past and as a matter of ongoing business practice, we have removed and we expect that we will continue to remove distribution partners from our networks or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners if the partners do not meet our guidelines. In addition, we believe our revenue during 2005 has been negatively impacted by a decrease in Internet traffic from our distribution partners due in part to decreases in overall Internet traffic generated by certain of our distribution partners, increased competition, and decreased Internet traffic volume from new distribution partners.

From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to distribution partners within our MIVA Media Networks. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to the MIVA Media Networks partner or to deplete the advertising account of a competitor rather than to view the underlying content. We have developed automated proprietary screening applications and procedures to minimize the effects of these fraudulent clicks. Click-throughs received through the MIVA Media Networks and through our private label partners’ networks are evaluated by these screening applications and procedures. We constantly evaluate the efficacy of our efforts to combat click-through fraud, and may adjust our efforts for specific distribution partners or in general, depending on our ongoing analysis. These changes impact the number of click-throughs we record and bill to our advertisers, the bid prices our advertisers are willing to pay us for click-throughs and the revenue we generate.

Additionally, we have been named in certain litigations, the outcome of which could directly or indirectly impact our revenue. See Part I, Item 3, regarding the Lane’s Gifts Litigation and Payday Advance Plus Litigation.

We plan to continue our efforts to invest in our business and seek increases from additional revenue from Pay-Per-Call, private-branded toolbars, and algorithmic web search tools, along with other initiatives.

Operating Expenses

Operating expenses for the years ended December 31, 2005, 2004, and 2003 were as follows (in millions, except percentage growth rates):

	For the Year Ended December 31,			2005 vs. 2004	2004 vs. 2003

	2005	2004	2003

Cost of services	$101.3	$86.1	$38.1	18%	126%
Marketing, sales, and service	36.0	19.0	5.7	90%	232%
General and administrative	38.5	25.1	8.6	53%	192%
Product development	10.6	5.6	1.5	91%	265%
Impairment loss on goodwill and other intangible assets	123.2	1.1	—	NM	NM
Amortization	8.1	5.7	—	42%	NM
Patent litigation settlement	8.0	—	—	NM	NM

	$325.7	$142.6	$53.9	128%	165%

NM - not meaningful

Operating expenses as a percent of revenue for the years ended December 31, 2005, 2004, and 2003 were as follows:

	For the Year Ended December 31,			2005 vs. 2004	2004 vs. 2003

	2005	2004	2003

Cost of services	52.1%	50.8%	52.7%	1.3%	(1.9)%
Marketing, sales, and service	18.5	11.2	7.9	7.3	3.3
General and administrative	19.8	14.8	11.9	4.9	2.9
Product development	5.4	3.3	2.1	2.2	1.2
Impairment loss on goodwill and other intangible assets	63.3	0.7	—	62.6	0.7
Amortization	4.2	3.4	—	0.8	3.4
Patent litigation settlement	4.1	—	—	4.1	—

	167.3%	84.1%	74.6%	83.2%	9.5%

Cost of services – Cost of services consists of revenue sharing or other arrangements with our MIVA Media distribution partners, obligations under the royalty bearing non-exclusive patent license agreement signed in August 2005, costs associated with designing and maintaining the technical infrastructure that supports our various services, cost of third-party providers of algorithmic search results, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

During the second quarter of 2005, we reconsidered the nature of our operating expenses and determined that certain operating expenses were more appropriately classified as Cost of Services because of their direct relationship with revenue. These expenses had previously been classified as either search serving or marketing, sales, and service expenses. Financial results for all periods presented have been reclassified to reflect the cost of services presentation. The reclassification does not result in any increase or decrease in total expenses for any period presented.

Cost of services increased for the year ended December 31, 2005, as compared with the same period in the previous year primarily due to the increase in revenue as most of our payments to our distribution partners are calculated based on a percentage of the revenue we generate on the Internet traffic we purchase from our distribution partners. As a result, an increase or decrease in revenue will result in a corresponding increase or decrease in traffic acquisition costs. Cost of services in 2005 compared to 2004 increased as a percent of revenue due to the fact that the results from MIVA Media Europe are included in all periods in 2005 (approximately $25.7 million in incremental expense in 2005 over 2004). In addition, as a result of actions taken to remove certain Internet traffic from our MIVA Media Network, a reduction in paid clicks and revenue per click in the second half of 2005 compared to the second half of 2004, our payments to distribution partners decreased by $17.7 million. On average, amounts paid under revenue sharing arrangements with distribution partners expressed as a percentage of revenue have been historically higher in Europe than in the U.S. In addition, cost of sales has increased as a result of the royalty bearing non-exclusive patent license agreement signed in August 2005.

The increase in cost of services also included increases of $1.8 million in depreciation of recently acquired technical equipment, hub service expense, and other technology expenses.

The increase in cost of services from 2003 to 2004 is primarily as a result of the inclusion of results from companies acquired in 2004 (approximately $39.2 million of the increase). In addition cost of services increased $8.6 million due to revenue-sharing payments and other fees paid to MIVA Media US Network distribution partners, which increase as our revenue increases.

Marketing, sales, and service - Marketing, sales, and service expense consists of payroll and related expenses for personnel engaged in marketing, advertiser solutions, business development, sales functions, affiliate relations, business affairs, corporate development, and credit transactions. It also includes advertising expenditures, promotional expenditures such as sponsorships of seminars, trade shows and expos, referral fees, and other expenses to attract advertisers and advertising agencies to our services, and fees to marketing and public relations firms.

Expenses have increased in all categories due to the inclusion of the results from companies acquired in 2004 (approximately $17.1 million of the incremental increase from 2004 to 2005).

Overall marketing, sales, and service expense increased $17.1 million in 2005. This increase is primarily the result of increased advertising efforts related to consumer toolbar downloads of $9.7 million to generate higher levels of revenue at MIVA Direct. In addition, during the second quarter of 2005, we invested approximately $1.4 million in a marketing effort in connection with rebranding our company to MIVA, Inc. as previously discussed. The marketing campaign served to communicate the name change, as well as re-position the company with advertisers and Internet users and raise awareness of our products and services. The remaining increase of $6.0 million is primarily attributable to increased personnel costs.

Our marketing, sales, and service expense increased in 2004 as compared to 2003. The primary reason for the increase was the inclusion of results from companies acquired in 2004 (approximately $12.6 million of the increase). The remaining $0.7 million increase in marketing, sales and service expense was related primarily to increases in personnel costs, which includes salaries, benefits, support expenses, commissions, recruiting fees and other costs, due to expanding the number of business development, corporate development, marketing, advertiser solutions, affiliate relations, business affairs and sales personnel. Costs, primarily personnel related expenses, required to service our Private Label function and advertising have increased as well.

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

General and administrative expenses increased in 2005 as compared to 2004 across all categories primarily due to the acquisitions that were included for only part of the year 2004 (approximately $5.3 million in incremental expense from 2004 to 2005).

Overall, our general and administrative expenses increased $13.3 million in 2005 over 2004. Of this amount legal fees increased $2.0 million from $4.8 million in 2004 to $6.8 million in 2005. This increase is attributable to our patent litigation with Yahoo! that came to trial during the second quarter of 2005, and we were named as a defendant in several new litigation matters. Additionally, in 2005 we incurred approximately $0.4 million in legal fees in connection with fulfilling our indemnification obligations to certain of our private label partners with respect to the defense of the Lane’s Gifts and Cisneros litigations discussed elsewhere in this Form 10-K. Our indemnification obligations will continue into 2006, as neither of these litigations were concluded as of December 31, 2005. Additionally, our audit fees and fees related to Sarbanes-Oxley compliance further contributed to the increase in general and administrative expenses versus the prior period, increasing by $1.5 million from $1.4 million in 2004 to $2.9 million in 2005. Stock based compensation related to restricted stock units issued during the fourth quarter of 2005 also increased general and administrative expenses by $1.0 million. Another increase in general and administrative expenses resulted from an increase of $1.7 million in rent expense due to leases on new facilities in Europe and expansion of existing facilities in the U.S. The remaining increase of $7.1 million is primarily a result of personnel expenses which includes executive severance related to certain members of management who resigned during the year. General and administrative expenses as a percent of revenue increased in 2005 as compared to 2004 as well. This increase was primarily the result of increased costs related to the acquisitions completed in 2004, increased litigation expense and increased audit and Sarbanes-Oxley compliance costs, which collectively increased more than revenue.

General and administrative expenses increased in 2004 over 2003 primarily due to the inclusion of results from acquisitions completed during 2004 (approximately $9.9 million of the increase), along with increases totaling $6.6 million in legal and auditing fees, personnel costs, depreciation on furniture and equipment, and costs associated with being a public company, including costs related to Sarbanes-Oxley compliance.

We expect to continue to incur substantial expenses related to our pending litigation matters into 2006. As we litigate the lawsuits to which we are a party, and as we evaluate and pursue new strategic opportunities, we will continue to incur substantial legal expenses. Our legal expenses may increase significantly as a result of recently filed class action lawsuits against us; however, no meaningful estimate of the expenses associated with these lawsuits can be calculated at this time.

Product development - Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements and functionality of our proprietary services. The increase in product development expenses during the year ended December 31, 2005 compared to 2004 and 2003 was due to increases in personnel expense as well as incremental expenses due to the acquisitions that were included for only part of the year 2004 (approximately $3.9 million of the increase from 2004 to 2005 and approximately $3.2 million of the increase from 2003 to 2004).

We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, we expect 2006 product development expenses to continue to be in line with 2005 spending.

Impairment loss – Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

During 2004, operating performance and resulting cash flow from operations did not meet expectations at MIVA Small Business. Based on these trends, the earnings forecast for the division was revised. We undertook our normal annual assessment of goodwill and indefinite-lived intangible assets under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, during the fourth quarter of 2004, and determined that an impairment existed. Step two analysis was completed as prescribed by FASB Statement No. 142, resulting in our recognition of an impairment loss on goodwill of $1.1 million. This amount has been included in operating expenses in 2004.

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

In addition, during the third quarter of 2005 we updated our projections of future cash flows resulting in further indicators of goodwill impairment. The projections for all reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce its projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. As a result, an additional goodwill impairment charge of $1.8 million was recorded for the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no remaining goodwill.

In connection with the results of the FASB Statement No. 142 impairment tests summarized above, factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was undertaken as of September 30, 2005 resulting in an impairment charge of $2.5 million for MIVA Small Business and is recorded in “Impairment of goodwill and other assets” in the accompanying audited condensed consolidated statements of operations. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements that were written down to their fair value. As a result of this impairment charge, MIVA Small Business has no remaining long-lived intangible assets.

For additional information on the impairment, please see Note G “Impairment” of the notes to the consolidated financial statements. There were no additional impairment charges recorded during the fourth quarter. We will continue to assess the impairment of goodwill and other indefinite-lived intangibles in accordance with FASB Statement No. 142 and long-lived assets in accordance with FASB Statement No. 144 in future periods.

Amortization - Amortization expense in 2005 increased to $8.1 million from $5.7 million recorded in 2004. The increase is due to a full year of amortization during 2005 related to the amortization of intangible assets associated with the acquisitions of MSB, MIVA Direct, B&B and MIVA Media Europe on January 1, 2004, March 22, 2004, June 4, 2004 and July 1, 2004, respectively. We may continue to purchase assets or businesses, which may result in additional intangible assets and amortization expense. There were no assets that required amortization in 2003.

Patent litigation settlement – In the second quarter of 2005, we recorded an operating expense of $8.0 million related to the settlement of our patent litigation with Yahoo!. In all periods going forward, there will be an increase in cost of services related to the non-exclusive patent license royalty we agreed to pay as part of this litigation settlement.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income was $0.5 million for the years ended December 31, 2005, 2004 and 2003.

Income Taxes

During the years ended December 31, 2005 and 2004, we recorded the following tax provision (benefit) (in millions except percentages):

	For the Year Ended December 31,

	2005	2004	2003

Pretax income (loss)	(130.7)	27.7	18.9
Tax provision (benefit)	(0.6)	10.7	7.1
Effective tax rate	0.4%	38.6%	37.7%

The primary reason for the unusual relationship of income taxes to the pretax loss in 2005 is the non-deductibility of the goodwill and other indefinite lived asset portions of the impairment charge, the tax benefit related to our ability to carry back a portion of current losses to prior years that is credited to goodwill for accounting purposes, and the geographic distribution of profits and losses in the applicable tax jurisdictions. The tax provision recorded in 2004 represents our approximate statutory tax rate.

Deferred tax assets and liabilities are recognized based on temporary differences between the financial statement carrying amount and the tax basis of assets and liabilities for which income tax benefits are expected to be realized in future years. Deferred tax assets are periodically reviewed for recoverability based on projections of future operating results.

As of December 31, 2005, we have recorded a net current and long-term deferred tax asset of $4.7 million and deferred tax liabilities of $3.6 million. A valuation allowance of $9.2 million was established to reduce to zero those net deferred tax assets primarily resulting from our merger with MIVA Media Europe. This is due to MIVA Media Europe’s history of cumulative losses. Utilization of those NOLs is reflected as an adjustment to goodwill and will not be reflected in our results of operations. The balance in our deferred taxes relates primarily to NOLs associated with our other acquisitions from 2004. Based on our review of deferred tax assets in the United States, we have determined that it is more likely than not that we will achieve operating income sufficient to recover the recorded deferred tax assets at December 31, 2005 based on management’s future projections of operating results and therefore these are recognized as assets without a valuation allowance.

Net Income (Loss)

As a result of the factors described above, for the year ended December 31, 2005 we generated a net loss of $130.2 million, or a loss of $4.23 per outstanding share. In 2004, we generated net income of $17.0 million, or $0.60 per diluted share. In 2003, we generated net income of $11.8 million, or $0.53 per diluted share.

Weighted average common shares used in the earnings per share computation increased 2.3 million shares from 28.5 million shares for the year ended December 31, 2004 to 30.8 million for the year ended December 31, 2005. The increase is due to the weighted impact of inclusion of approximately 8.0 million shares issued related to the 2004 acquisitions that were outstanding for only part of 2004 but all of 2005. The increase in 2005 also is attributable to shares issued related to the exercise of options, warrants, and restricted stock units.

Diluted weighted average common shares outstanding increased 6.4 million shares from 22.1 million shares for the year ended December 31, 2003 compared with 28.5 million in 2004. The increase in shares is due to the weighted impact of approximately 8.0 million shares issued during 2004 to acquire MSB, MIVA Direct and MIVA Media Europe, and shares issued related to the exercise of options and warrants.

Impact of Foreign Currency Translation

As a result of our merger with MIVA Media EU in 2004, our international net revenues were $100.7 and $57.3 million for the years ended December 31, 2005 and 2004, respectively. Prior to 2004, we had no international revenue. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses and net income. Similarly, our consolidated net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

During 2005, the U.S. Dollar strengthened against the British Pound and the Euro. Had the exchange rates used in the financial statements not changed from December 31, 2004, our net revenues for the year ended December 31, 2005 would have been approximately $6.5 million higher than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2004, cost of services and operating expenses, excluding non-cash impairment charges, for year ended December 31, 2005 also would have been $5.5 million higher than we reported.

During 2004, the U.S. dollar weakened against the British pound and the Euro. Had the exchange rates used in the financial statements not changed from the July 1 date of the MIVA Media Europe acquisition, our net revenues for 2004 would have been approximately $1.1 million lower than we reported. In addition, had the exchange rates used in the financial statements not changed from the date of the merger, cost of services and operating expenses would have been approximately $1.0 million lower than we reported.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company had $38.4 million in cash and cash equivalents. This represents a $15.8 million or 29% decrease from the total cash and investment position of $54.2 million at December 31, 2004, which was comprised of $29.2 million in cash and cash equivalents, and $25.0 million in short term investments, primarily auction rate securities.

We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. From inception through December 31, 2005, we have raised net proceeds of approximately $33.6 million through private equity financings, and received approximately $14.6 million in proceeds from the exercise of options, warrants and restricted stock units. During 2005,

2004 and 2003 we generated cash flows from operations of approximately $1.7 million, $18.9 million, and $15.5 million, respectively.

Operating Activities

In recent years, we have generated positive cash flows from our operations primarily due to advertisers bidding for the placement of their keyword-targeted ads within the MIVA Media Network and the networks of our private label partners, and distribution and private label partners displaying these keyword ads, leading to paid click-throughs. If we or our private label partners fail to continue to provide our managed advertisers with high quality click-throughs, those advertisers may reduce or cease their spending with us and our private label partners, which may lead to lower average revenue per paid click-through, and our operating revenue and cash flows may decline or cause us to become cash flow negative. If we fail to offer our distribution partners competitive keyword-targeted advertisements with respect to any one or more of the following:

•	average revenue per paid click through;
•	the revenue share paid to the distribution partners;
•	the relevancy and coverage of our keyword ads; or
•	the speed and delivery of such ads,

our partners may display fewer MIVA Media network advertisements, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. Additionally, the number and quality of competitors, some of which have much greater resources than us, of keyword-targeted ads is increasing, which may adversely impact our ability to keep or grow our advertiser and distribution partner relationships, as well as our average revenue per paid click-through. These factors, coupled with any increase in revenue share to and/or the payment terms with our distribution partners may reduce our revenue and cash flows or cause us to become cash flow negative.

Net cash provided by operating activities totaled $1.7 million during the year ended December 31, 2005 compared to cash provided of $18.9 million in 2004. A significant cash outflow in 2005 was the one-time payment ($8.0 million) made to Yahoo! under the litigation settlement as discussed previously. Deferred revenue decreased due to the fact that advertisers paid us less cash in advance of receiving click-throughs. The effect of these were offset by the effect of lower payments on accounts payable, accrued expenses and other liabilities of $0.5 million due to the timing of payments at the end of December 2005 as compared to December 2004. In addition there was a reduction in accounts receivable ($2.3 million) due to better collection efforts in the period.

Investing Activities

Net cash provided by investing activities totaled approximately $10.1 million during 2005. The amount used in 2005 consisted primarily of capital expenditures for equipment, furniture and fixtures ($7.7 million), and payments made on earnouts and other acquisition costs related to the acquisition of B&B, MIVA Direct, and MIVA Media Europe ($7.8 million). During the fourth quarter of 2005, we paid an additional $1.6 million related to these acquisitions. In addition, due to targets that were met during 2005, we will pay an additional $2.8 million related earnouts in 2006. These amounts were offset by the net of cash from the sale of short-term investments offset by purchases of short-term investments ($25.0 million). In 2004, net cash was used in investing activities consisted primarily of capital expenditures ($7.5 million) and cash payments, net of cash acquired, made related to the acquisitions of MIVA Small Business, MIVA Direct and MIVA Media Europe ($20.3 million) offset by the net of proceeds from the sale of short-term investments offset by purchases of short-term investments ($12.1 million).

Financing Activities

Net cash used in financing activities during 2005 was $2.0 million, which primarily consisted of a $3.5 million payment made pursuant to a perpetual software license agreement with FAST Search and Transfer. In addition, there were payments of $0.4 million made on a note payable during the period. These amounts were offset by $1.9 million of proceeds from the exercise of stock options.

During the same period in 2004, payments made on capital leases and notes payable were $2.1 million, which was offset by proceeds from the exercise of stock options of $3.3 million.

Liquidity
During January 2006, we announced that we retained the investment banking firm Deutsche Bank Securities to assist our Board of Directors in exploring and evaluating a range of strategic opportunities to enhance shareholder value. Deutsche Bank will help the Board analyze options including, but not limited to, the raising of capital through the sale of securities or assets of the Company, a recapitalization, strategic acquisitions, and the combination, sale or merger of the business with another entity offering strategic opportunities for growth.

We have no material long-term commitments for capital expenditures; however, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel.  To ensure we have the necessary funds to increase our capital expenditures, we have entered into a leasing line of credit agreement which provides for up to $2.0 million to be used for capital expenditures.  This agreement covers only U.S. based assets and the expiration date for new draw downs is October 31, 2006.

On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”).  Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361, and Yahoo! agreed to release all claims in the lawsuit.  Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and entered into a royalty bearing non-exclusive license to certain Yahoo! patents.  The charge for the $8.0 million one-time payment was recorded during the second quarter and paid during the third quarter of 2005 reducing our net cash provided by operating activities for the year ended December 31, 2005. The royalty is based on our use of certain patents, subject to certain minimum payments, and is paid quarterly.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to advertisers, agencies, distribution partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.

We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN 45. At this time, it is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements.

Despite the negative operating performance recorded in the third and fourth quarters of 2005, we currently anticipate that our cash and cash equivalents as of December 31, 2005, together with cash flows from operations, will be sufficient to meet our anticipated liquidity needs for working capital, earnout payments and capital expenditures over the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions or to capitalize on market conditions. On May 6, 2004, we filed a registration statement on Form S-3 with respect to the possible future issuance of up to 6 million shares of our authorized but unissued common stock from time to time. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend upon numerous factors including the pace of expansion of our operations, competitive pressures and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

We have ongoing contractual cash payments to our distribution partners, which are funded by collections from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through December 2007.

We have contingent liabilities for earnouts related to our MIVA Direct acquisition. MIVA Direct stockholders had a right to receive up to an additional $10.0 million in cash based on MIVA Direct’s operating performance in 2004 and 2005. At the end of 2004, approximately $1.1 million was earned out of a possible $5.0 million related to the first earnout period and an additional $1.7 million was earned in 2005 based on MIVA Direct’s operating performance.  The earnout periods have lapsed under the agreement and therefore no additional amount under the possible $10.0 million will be earned.

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, payments of principal and interest related to long-term debt, guaranteed distribution partner payments, earnout payments, royalty payments and payments on a software license which consisted of the following at December 31, 2005 (in thousands):

	Payments Due by Period

	Total	Due in 2006	Due in 2007-2008	Due in 2009-2010	More than 5 years

Operating Leases	$17,518	$2,610	$5,018	$4,877	$5,013
Long-term Debt	50	50	—	—	—
Guaranteed Distribution Partner Payments	828	781	47	—	—
Earnout	2,795	2,795	—	—	—
Royalty Agreement	3,800	800	1,600	1,400	—
Software License Agreement	2,800	1,400	1,400	—	—

Total	$27,791	$8,436	$8,065	$6,277	$5,013

On February 23, 2006, we entered into a Lease Modification and Extension Agreement, pursuant to which MIVA, Inc. reduced the amount of office space it was leasing in New York.  In connection with this modification to the existing lease for the New York space, we also extended the term of such lease through January 31, 2016.  Our monthly lease payments were also reduced in connection with the reduction in space.  Future minimum payments related to this lease are as follows:

2006	$517
2007	432
2008	445
2009	459
2010	472
Thereafter	2,629

$4,954

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Different results would be obtained if alternative assumptions or conditions are used and actual results may deviate from these estimates.

Revenue

Revenue is generated primarily through click-throughs on our managed advertisers’ paid listings. Certain advertisers make deposits in advance of receiving click-throughs and these deposits are recorded as deferred revenue. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser’s bid price. Revenue is also generated from our private label service and is recognized in accordance with the contractual payment agreements as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we record MIVA Media Network click-through revenue gross and private label revenue net.

Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from support arrangements is recognized ratably over the contract period of the invoice.

When a MIVA Direct user clicks on a sponsored advertisement which is routed to a distribution partner’s network, revenues and related profit are recognized in the amount of MIVA Direct’s share of the partner’s fee. Non-click-through-related revenue from MIVA Direct resulting from a variety of search-related applications is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $1.9 million and $3.1 million as of December 31, 2005 and 2004, respectively. The following table illustrates the related bad debt expense as a percentage of revenues for 2005, 2004 and 2003 (in thousands, except percentages):

	2005	2004	2003

Revenues	$194,616	$169,470	$72,221
Bad debt expense (recovery)	$(519)	$658	$262
Bad debt expense as a percent of revenue	-0.3%	0.4%	0.4%

The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances and an expense is recorded using a reserve rate based on the age of outstanding accounts receivable or when it is probable that a certain receivable will not be collected. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers’ ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary which would result in an additional general and administrative expense in the period such determination was made.

Historically, our actual losses have been consistent with these allowances. However, future changes in trends could result on a material impact to future consolidated statement of income and cash flows. Based on our results for the year ended December 31, 2005, a 25 point basis deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $0.5 million. The following demonstrates, for illustrative purposes only, the potential effect such a change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except share data):

	-25 Basis Points	2005	+25 Basis Points

Bad debt expense (recovery)	$(1,006)	$(519)	$(33)
Income (loss) from operations	(130,575)	(131,062)	(131,548)
Net income (loss)	(129,680)	(130,167)	(130,653)
Diluted earnings (loss) per share	$(4.55)	$(4.23)	$(4.58)

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized after considering the positive and negative evidence as set forth in FASB Statement No. 109 Accounting for Income Taxes. This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies. As of December 31, 2005, we have net current and long-term deferred tax assets of $4.7 million and deferred tax liabilities of approximately $3.6 million. A valuation allowance of $9.2 million was established to reduce to zero those net deferred tax assets primarily resulting from our merger with MIVA Media Europe.

At December 31, 2005, we had a United States net operating loss (NOL) carryforward of $24.5 million, which can currently be used at an annual rate of only $3.5 million pursuant to Section 382.  The balance of the US NOL was generated as a result of current operations in 2005, and is not limited in usage.  We also have foreign NOL carryforwards of $23.6 million. As of December 31, 2005, the NOLs related to foreign jurisdictions are fully offset by a valuation allowance, with the exception of a $0.4 million NOL related to MIVA Media UK’s financing activity. Subsequent release of the valuation allowances will be recorded as a reduction to goodwill.

The following table illustrates the effective tax rates for 2005, 2004, and 2003 (in thousands, except percentages):

	2005	2004	2003

Provision (benefit) for taxes	$(556)	$10,690	$7,106
Income before provision for income taxes	$(130,723)	$27,718	$18,864
Effective tax rates	0.4%	38.6%	37.7%

Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2005, a one-percentage change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $1.3 million. The following demonstrates, for illustrative purposes only, the potential effect such a change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except share data):

	-100 Basis Points	2005	+100 Basis Points

Benefit for taxes	$751	$(556)	$(1,863)
Net income	(131,474)	(130,167)	(128,860)
Diluted earnings per share	$(4.61)	(4.23)	$(4.19)

Purchase Accounting

We have made estimates of the fair values of the assets and liabilities acquired as a part of our MSB, MIVA Direct, B&B and MIVA Media Europe transactions during 2004 based on either appraisals from third parties, certain internally generated information or both. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different, our amortization expense could vary. Our estimates of the economic useful lives of our intangible assets range from 1 to 10 years, with a weighted average life of approximately six years. If the estimated lives of our intangible assets were one year shorter, our amortization expense for 2005 and 2006 would be higher by $1.2 million in both periods. In addition, we are required to monitor such intangible assets for possible impairment charges.

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

We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could effect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset.  Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data.  Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

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

As disclosed in Note G - Impairment, we recorded a goodwill impairment charge of $118.4 million and $1.8 million during the second and third quarters of 2005, respectively.  We recorded a goodwill impairment charge of $1.1 million during 2004. In addition, we recorded long-lived asset impairment charges of $0.5 million and $2.5 million during the second and third quarters of 2005, respectively.  As of December 31, 2005, there was $60.9 million of goodwill and other indefinite-lived intangibles remaining at MIVA Media Europe, $9.5 million at B&B, $6.3 million at MIVA Direct and $0.0 million at MSB.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 52% and 34% of total revenues during 2005 and 2004, respectively. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. The effect of foreign exchange rate fluctuations on our consolidated financial position for the years ended December 31, 2005 and 2004, was a net translation loss of approximately $14.0 and gain of $12.8 million, respectively. These gains and losses are recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income.  Had the exchange rates used in our financial statements not changed from the end of the previous years, our net revenues for the years ended December 31, 2005 and 2004 would have been approximately $6.5 million higher and $1.1 million lower, respectively.  Additionally, our cost of services and operating expenses, excluding non-cash impairment charges, for the year ended December 31, 2005 and 2004, would have been $5.5 million and $1.0 million lower, respectively, than we reported for those years.

In addition, the merger with MIVA Media Europe occurred on July 1, 2004, and results from MIVA Media Europe were included from the date of the acquisition. In 2005, results from MIVA Media Europe have been included for the full year and as MIVA Media Europe’s results are denominated in foreign currency we will have an increased risk related to changes in foreign currency rates.

Interest Rate Risk

Our exposure to market rate risk for changes in interest rates has been primarily due to our short-term investment portfolio and issuance of debt. We do not use derivative financial instruments in our investment portfolio. We have a prescribed methodology whereby we invest excess cash in debt instruments of government agencies and high quality corporate issuers. The portfolio is reviewed on a periodic basis and adjusted in the event that the credit rating of a security held in the portfolio has deteriorated.

Item 8.   Financial Statements and Supplementary Data.

See Index to Consolidated Financial Statements on page F-1.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Ernst & Young LLP (“E&Y”) served as the independent registered public accountants for MIVA, Inc. for the 2004 fiscal year and throughout the periods covered by our financial statements included in our quarterly report on Form 10-Q on May 10, 2005. E&Y resigned effective May 10, 2005. On July 11, 2005, our audit committee engaged BDO Seidman LLP as its independent registered public accountants for fiscal year 2005.

The audit reports of E&Y on the financial statements of MIVA, Inc. for each of the two fiscal years ended December 31, 2004 and December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the audit of the Company’s financial statements for the year ended December 31, 2004 and through the date of E&Y’s resignation effective May 10, 2005, there were no disagreements as described under Item 304(a)(1)(iv) with E&Y on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused them to make reference to the subject matter in connection with any reports they may have rendered on the Company’s consolidated financial statements, within either of the past two fiscal years ended December 31, 2004 and December 31, 2003, and for the subsequent period through the date of E&Y’s resignation effective May 10, 2005, except as described below:

•	On April 26, 2005, E&Y reported to the Company and its Audit Committee chairman that the Company and E&Y had a disagreement with respect to the need to recognize an impairment of goodwill in connection with the Company’s 2004 consolidated financial statements. The Company recorded an adjustment in its 2004 consolidated financial statements, which resolved the matter to the satisfaction of E&Y. The Company’s Audit Committee discussed this matter with E&Y and authorized E&Y to respond fully to the inquiries of BDO Seidman LLP, successor accountant, concerning the subject of the disagreement.

During the audit of the Company’s financial statements for the year ended December 31, 2004 and through the date of E&Y’s resignation effective May 10, 2005, there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K, within either of the past two fiscal years ended December 31, 2004 and December 31, 2003, and for the subsequent period through the date of E&Y’s resignation effective May 10, 2005, except as described below:

•	In the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A, which the Company filed with the SEC on May 2, 2005, management’s Annual Report on the Internal Control over Financial Reporting stated, and E&Y’s report on internal control stated, that because of the material weaknesses disclosed in those reports, the Company’s internal control over financial reporting was not effective as of December 31, 2004, based on the COSO criteria. E&Y advised the Company of six material weaknesses in the Company’s system of internal control over financial reporting, which are disclosed in those reports, and these matters relate to (i) purchase accounting, (ii) goodwill impairment, (iii) revenue recognition for private label agreements and other revenue agreements, excluding those related to FindWhat.com Network revenue, (iv) personnel resources and technical accounting expertise, (v) quarterly and year-end financial statement close and review process, and (vi) segregation of duties.

Since the engagement of our current independent auditors on July 11, 2005 through March 16, 2006, we have had no disagreements as described under these same SEC regulations. However, as described in Item 9A below, we have identified two material weaknesses in our internal control over financial reporting as of December 31, 2005.

During the two most recent fiscal years prior to our engagement of BDO Seidman LLP, and through May 10, 2005, we did not consult with BDO Seidman LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us by BDO Seidman LLP as it relates to an accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

Item 9A.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

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

          Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of December 31, 2005 based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  This evaluation and assessment led to the identification of material weaknesses in our internal control over financial reporting.

The identified material weaknesses in our internal control over financial reporting relate to the following matters, of which the first resulted in an adjustment being recorded in our financial statements for the year ended December 31, 2005:

•
Insufficient controls over the preparation of the income tax provision.  The error in the income tax provision that resulted in an adjustment to our financial statements, was not identified by our existing controls over the manual income tax provision calculation. Although management concluded that the error was the result of an oversight in our calculation, we are in the process of designing and implementing improvements to our internal controls over financial reporting related to the manual income tax provision calculation to include quarterly meetings between our tax and accounting team members to formalize communication between the two functions, hiring additional resources with tax provision expertise, as well as purchasing software to aid in the calculation.

•
Insufficient controls over the system administration responsibilities within the treasury function relating to wire transfers.  Although this material weakness did not result in an adjustment to the quarterly or annual financial statement, it represents a weakness with respect to our anti-fraud programs and controls.  We are currently in the process of designing and implementing improvements in our internal controls over financial reporting related to wire transfers including working with our bank to appropriately segregate the system administration responsibilities.

           Because of the material weaknesses described above, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2005, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.

          We previously identified the existence of material weaknesses in our internal control over financial reporting in our Annual Report of Form 10-K/A for the Year Ended December 31, 2004.  As of December 31, 2005, these material weaknesses in our internal control over financial reporting have been fully remediated.

          Our independent registered public accounting firm, BDO Seidman LLP, has issued an attestation report on our assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting.  Their report appears on page F-3 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

We have made certain changes to our internal control over financial reporting in connection with our fourth quarter evaluation that has materially affected our internal control over financial reporting.  During the fourth quarter ended December 31, 2005 we have:

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

•	prepared sufficient supporting documentation for and performing timely review to support our position on the basis of governing principles with regard to complex accounting standards;

•	documented and improved procedures for the financial statement close process;

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Company

The following table sets forth the name, age, committee memberships and a summary of the past five (5) years of employment history for each of our directors:

Name and Principal Occupation or Employment	Age as of 2/24/06	Committee Membership

Craig A. Pisaris-Henderson	36

Chairman of the Board of Directors since June 2002
Chief Executive Officer of the Company since March 2001
President of the Company from June 1999 to July 2004
Chief Technology Officer of the Company from June 1999 to March 2001
Secretary of the Company from June 1999
Director, YMCA of Lee County
Director, Advisory Board of College of Business at Florida Gulf Coast University

Mr. Pisaris-Henderson is the half-brother of John Pisaris, MIVA’s General Counsel

Phillip R. Thune	35

Director since January 2002
President of the Company since July 2004
Chief Operating Officer of the Company from November 2000 to September 2005
Chief Financial Officer of the Company from April 2000 to June 2004

Sebastian Bishop	31

Director of the Company since September 2004
Chief Marketing Officer of the Company since February 2005
Senior Vice President, Marketing of the Company from August 2004 to January 2005
Co-Founder, Espotting Media, Inc. (now MIVA Media International, Inc.) from February 2000 to July 2004 (Advertising)

Frederick E. Guest II	68	Audit
		Nominating
Director of the Company since April 2001
President and owner, Guest Capital LLC. since 1997 (Investments)

Gerald W. Hepp	69	Audit (chair)
		Compensation
Director of the Company since December 2004
CEO and President, Gnosis Praxis Ltd. since March 1999 (Financial Consulting)

Charles P. Rothstein	47	Audit

Director of the Company since July 2004
Founder and Senior Managing Director, Beringea LLC since 1988 (Investments)

Lee S. Simonson	57	Compensation
		(chair)
Director of the Company since December 2003
Independent Consultant, Simonson & Associates since 2000 (Consulting)

Lawrence Weber	50	Nominating
		(chair)
Director of the Company since June 2005
Chairman and CEO, W2 Group, Inc. since September 2004 (Marketing)
Marketing Consultant from June 2003 to September 2004
CEO, Advanced Marketing Services, a division of Interpublic from January 2000 to June 2003 (Marketing)

Officers of the Company

The following table sets for the name, age and a summary of the past five (5) years of employment history for each of our executive officers, in addition to Messrs. Pisaris-Henderson, Thune and Bishop:

Name and Principal Occupation or Employment	Age as of 2/24/06

Peter Corrao	51

Chief Operating Officer of the Company since September 2005
CEO and Consultant, Bluestreak.com, Inc. from September 2001 to January 2005 (Marketing)
CEO and President, Cognit Corp. from August 1998 to September 2001 (Marketing)

William Seippel	49

Chief Financial Officer of the Company since July 2005
Independent Consultant from April 2004 to July 2005
Chief Financial Officer, Airgate PCS from October 2002 to March 2004 (Telecommunications)
Independent Consultant from October 2001 to September 2002
COO and CFO, Digital Commerce Corp. from November 1999 to September 2001 (e-Commerce)

Dave Rae	50

Chief Strategy Officer of the Company since December 2003
Executive Vice President of the Company from April 2002 to December 2003
Vice President of Operations of the Company from January 2002 to April 2002
Consultant, Rae Enterprises from 1999 to December 2001 (Consulting)

Anthony Garcia	26

Chief Technology Officer of the Company since April 2001
Director of Technology of the Company from June 1999 through April 2001

John Pisaris	40

General Counsel of the Company since October 2004
Vice President of Legal of the Company from February 2004 through September 2004
Partner, Porter, Wright, Morris & Arthur LLP from January 2002 to January 2004 (Law Firm)
Associate, Porter, Wright, Morris & Arthur LLP from 1993 to 2002 (Law Firm)
Mr. Pisaris is the half brother of Craig Pisaris-Henderson, MIVA’s chairman and chief executive officer.

Adam Poulter	42

Managing Director, Europe since October 2005.
CEO, IMD PLC. from May 2005 to October 2005 (Digital Media)
CEO, Wayfield Mastin from October 2003 to May 2005 (Consulting)
CEO, Carlton Cinema from September 1996 to October 2003 (Advertising)

Audit Committee

In February 2000, our board of directors created an audit committee.  The audit committee is governed by the audit committee charter.  The audit committee charter has been filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2004.  As of the fiscal year ended December 31, 2005, the members of the audit committee were Messrs. Guest, Hepp and Rothstein.

Audit Committee Financial Expert.

The board has determined that both Mr. Hepp, chairman of the audit committee, and Mr. Guest are “audit committee financial experts” as set forth in Section 401(h) of Regulation S-K promulgated by the SEC.  The board has determined that all audit committee members are independent as defined in NASD Rule 4200(a)(15) and Rule 10A-3(b)(1) promulgated under the Securities and Exchange Act of 1934, as amended, and that the audit committee composition meets the requirement of NASD Rule 4350(d)(2).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission. Copies of the reports are required by Securities and Exchange Commission regulation to be furnished to MIVA. Based on our review of such reports and written representations from reporting persons, we believe that all filing requirements were complied with during fiscal 2005.

Code of Ethics

We have adopted a code of ethics as part of our corporate compliance program.  The code of ethics applies to our chief executive officer and all members of our Finance Department, including our principal financial officer and comptroller.  The code has previously been filed as an exhibit to our annual report on Form 10-K for the fiscal year ended December 31, 2003.  We will file any amendments to, or waivers from, this code of ethics on Form 8-K.

Item 11.  Executive Compensation

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended December 31,	Annual Compensation		Long Term Compensation			All Other Compensation

		Salary	Bonus($)	Restricted Stock Award(s )(1)	Options

Craig A. Pisaris-Henderson	2005	$414,346	—	$1,195,190	79,000	(2)	—
Chairman and	2004	$335,961	$67,000	—	100,000	(2)	—
Chief Executive Officer	2003	$283,077	$215,000	—	125,000	(2)	—

Phillip R. Thune	2005	$355,154	—	$927,476	56,500	(2)	—
President	2004	$293,942	$57,000	—	80,000	(2)	—
	2003	$255,962	$200,000	—	100,000	(2)	—

Sebastian Bishop (3)	2005	$383,432	—	$650,122	41,000		—
Chief Marketing Officer	2004	$181,922	$38,532	—	125,000		—
	2003	$—	—	—	—		—

David Rae	2005	$263,789	—	$727,831	41,000	(2)	—
Chief Strategy Officer	2004	$251,922	$47,000	—	65,000	(2)	—
	2003	$215,769	$165,000	—	80,000	(2)	—

Tom Wilde (4)	2005	$245,000	—	$207,457	100,000	(2)	—
Former Senior Vice	2004	$46,154	8,000	—	25,000	(2)	—
President of MIVA N.A.

(1)
In 2005, the following number of restricted stock units were granted to the Named Executive Officers: Mr. Pisaris-Henderson: 210,051 shares, Mr. Thune: 163,001 shares, Mr. Bishop: 114,257 shares, Mr. Rae: 127,914 shares and Mr. Wilde: 36,460 shares.  The restricted stock units vest in equal installments on October 19, 2006 and October 19, 2007. The vesting of the restricted stock units may accelerate under certain circumstances, including upon any change in control of MIVA, in the event of a without cause termination by MIVA of the officer, or a termination of employment by the officer for good reason.  In most other circumstances, a recipient typically will forfeit any unvested restricted stock units in the event of a termination of employment.  Mr. Wilde’s restricted stock units were forfeited in connection with his resignation on January 17, 2006.

The dollar value of the restricted shares in this column is calculated by multiplying the number of shares granted by $5.69, the closing market price of our common stock on October 18, 2005, the day prior to the grant.

The aggregate number of restricted shares held by the Named Executive Officers and the respective aggregate values thereof as of December 31, 2005, based on the closing market price on such date of the common stock of $4.95 per share, were as follows: Mr. Pisaris-Henderson: 210,051 shares with a value of $1,039,752, Mr. Thune: 163,001 shares with a value of $806,855, Mr. Bishop: 114,257 shares with a value of $565,572, Mr. Rae: 127,914 shares with a value of $633,174 and Mr. Wilde: 36,460 shares with a value of $180,477.  Mr. Wilde’s restricted stock units were forfeited in connection with his resignation on January 17, 2006.  MIVA does not pay dividends on restricted shares of common stock.

(2)	These stock options were cancelled on October 19, 2005 in exchange for a grant of restricted stock units on the same date.

(3)	Mr. Bishop joined the Company in July 2004 in conjunction with our merger with Espotting, Inc.

(4)
Mr. Wilde joined the Company in October of 2004 and resigned his position with the Company effective January 17, 2006. In accordance with the terms of his employment agreement, Mr. Wilde was entitled only to the earned but unpaid portion of his base salary through the termination date and any amounts or benefits earned, accrued or owed as of the termination date.

Options Grants In Last Fiscal Year

          The following table provides certain information regarding stock options granted during 2005 to each of the executive officers named in the Summary Compensation Table.

	Individual Grants				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term(2)

Name	Options Granted (1)	% of Total Options Granted To Employees In Fiscal Year	Exercise Price ($/Share)	Expiration Date	0%($)	5%($)	10%($)

Craig A. Pisaris-Henderson	79,000	3.73%	$15.90	2/1/15	—	$789,954	$2,001,899

Phillip R. Thune	56,500	2.67%	$15.90	2/1/15	—	$564,967	$1,431,738

Sebastian Bishop	41,000	1.94%	$15.90	2/1/15	—	$409,977	$1,038,961

David Rae	41,000	1.94%	$15.90	2/1/15	—	$409,976	$1,038,960

Tom Wilde	100,000	4.71%	$15.90	2/1/15	—	$464,596	$1,177,377

(1)	The stock options for Messrs. Pisaris-Henderson, Thune, Rae and Wilde were cancelled on October 19, 2005 in exchange for a grant of restricted stock units on that same date.

(2)
The amounts under the columns labeled “5%($)” and “10%($)” are included pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of MIVA’s common stock. Such amounts are based on the assumption that the option holders hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of MIVA’s common stock. The column headed “0%($)” is included to illustrate that the options were granted at fair market value and option holders will not recognize any gain without an increase in the stock price.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

          The following table provides certain information regarding the exercise of stock options during 2005, and the number and value of stock options held by the executive officers named in the Summary Compensation Table set forth above as of December 31, 2005.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Craig A. Pisaris-Henderson	—	—	362,500	37,500	$898,375	$35,625

Phillip R. Thune	—	—	578,750	31,250	$1,429,500	$29,688

Sebastian Bishop	—	—	125,732	41,000	$783	—

Dave Rae	—	—	60,000	20,000	$101,400	$33,800

Tom Wilde	—	—	—	—	—	—

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

Compensation of Directors.

Directors who are MIVA employees do not receive any compensation for service as directors.  The Company does reimburse its non-employee directors for reasonable out-of-pocket expenses incurred in connection with attendance at board meetings, committee and stockholder meetings and other business of the Company. Each non-employee director generally receives an option to purchase 12,500 shares of MIVA common stock at the fair market value on the date of grant upon the director’s appointment to the board. Thereafter, each non-employee director continuing in service to the board of directors generally receives an additional option to purchase 12,500 shares of MIVA common stock or other equity interests in MIVA at the fair market value on the date of grant on an annual basis. Furthermore, as established by the board of directors on February 22, 2005, each non-employee director receives compensation as shown in the table below.

Board Meeting Compensation for Non-Employee Directors
In-Person Attendance	$2,000
Telephonic Attendance	$500

Committee Meeting Compensation For Non-Employee Directors
In-Person Attendance	$1,000
Audit Chairman: In-Person Attendance	$2,000
Telephonic Attendance	$500
Audit Chairman: Telephonic Attendance	$1,000

On October 19, 2005, we entered into Restricted Stock Unit Agreements and Option Cancellation Agreements with certain of our non-employee directors, specifically Messrs. Guest, Hepp, Simonson and Rothstein.  Pursuant to these agreements, these non-employee directors exchanged an aggregate of 100,000 stock options held by them having an exercise price at or above $10 per share for an aggregate of 73,475 restricted stock units.  In addition, an additional 4,336 restricted stock units were granted to Mr. Rothstein.

Employment, Non-competition and Confidentiality Agreements with Certain Executive Officers.

MIVA has entered into employment agreements with Messrs. Pisaris-Henderson, Thune, and Rae effective September 20, 2002 and Mr. Bishop effective November 18, 2005. The agreements have an initial term of one year, after which each automatically renews for additional one year periods on the same terms and conditions, unless either party to the agreement provides notice to the other of an intention not to extend it prior to the end of its term.  The employment agreements provide for minimum annual base salaries for each executive that may be increased in the sole discretion of the board of directors, but may not be reduced once set. Currently the above named executives receive annual base salaries of $420,000, $360,000, $265,000 and $366,680 respectively. The employment agreements require MIVA to compensate the executives and provide them with certain benefits if their employment is terminated before the agreements expire. The compensation and benefits the executives are entitled to receive upon termination of employment vary depending on whether their employment is terminated: (1) by MIVA without “cause”; (2) by MIVA for “cause,” or by the executive for “good reason”; (3) involuntarily due to death or disability; or (4) by the executive without “good reason.”

With respect to Mr. Pisaris-Henderson, in the event of a termination by MIVA without “cause” or a termination by Mr. Pisaris-Henderson for “good reason,” Mr. Pisaris-Henderson would be entitled to receive the following: (1) his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date; (2) an amount equal to two times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to Mr. Pisaris-Henderson during the four fiscal quarters prior to the date of termination, or, in the event of a change of control, payable over the twelve month period following termination; (3) any other amounts or benefits owing to Mr. Pisaris-Henderson under the then applicable employee benefit, long term incentive or equity plans and programs of MIVA, within the terms of such plans; and (4) benefits (including health, life, disability and pension) as if Mr. Pisaris-Henderson were still an employee during the twelve month period following termination. Included in the definition of “good reason,” among other reasons, is a period of time from 180-210 days following a change of control, as defined in his employment agreement, during which Mr. Pisaris-Henderson may terminate his employment for any reason, in which case he will receive: (1) his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date; (2) an amount equal to one times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to Mr. Pisaris-Henderson during the four fiscal quarters prior to the date of the change of control, payable over the twelve month period following termination; (3) any other amounts or benefits owing to Mr. Pisaris-Henderson under the then applicable employee benefit, long term incentive or equity plans and programs of MIVA, within the terms of such plans; and (4) benefits (including health, life, disability and pension) as if Mr.

Pisaris-Henderson were still an employee during the twelve month period following termination.  Finally, in the event of a termination without “cause” by MIVA, with “good reason” by Mr. Pisaris-Henderson, or following a change of control, all stock options held by Mr. Pisaris-Henderson would immediately vest and become exercisable throughout the full term of such options as if Mr. Pisaris-Henderson were still employed by MIVA.

With respect to Mr. Thune, in the event of a termination by MIVA without “cause” or a termination by Mr. Thune for “good reason,” Mr. Thune would be entitled to receive the following: (1) his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date; (2) an amount equal to two times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to Mr. Thune during the four fiscal quarters prior to the date termination, or, in the event of a change of control, the bonus paid to Mr. Thune during the four fiscal quarters prior to the change of control, payable over the twelve months period following termination; (3) any other amounts or benefits owing to Mr. Thune under the then applicable employee benefit, long term incentive or equity plans and programs of MIVA, within the terms of such plans, payable over the twelve month period following termination; (4) benefits (including health, life, disability and pension) as if Mr. Thune were still an employee during the twelve month period following termination; and (5) a one time grant of common stock in an amount ranging from 0 up to 281,250 shares, depending upon both (i) the average closing stock price of the stock as reported by Nasdaq for the 20 trading days prior to the date of termination, and (ii) the date of termination. Included in the definition of “good reason,” is a period of time from 180 to 210 days following a change of control, as defined in his employment agreement, during which Mr. Thune may terminate his employment for any reason. Finally, in the event of a termination without “cause” by MIVA, with “good reason” by Mr. Thune, or following a change of control, all stock options held by Mr. Thune would immediately vest and become exercisable throughout the full term of such options as if Mr. Thune were still employed by MIVA.

With respect to Messrs. Rae and Bishop (each an “executive”) in the event of a termination by MIVA without “cause” or a termination by the executive for “good reaason,” the executive would be entitled to receive the following: (1) his earned but unpaid basic salary through the termination date, plus a pro rata share of his bonus through the termination date; (2) an amount equal to one times the sum of his basic salary at the time of termination, plus a termination bonus equal to the bonus paid to the executive during the four fiscal quarters prior to the date of termination, or in the event of a change of control, the bonus paid to the executive during the four fiscal quarters prior to the change of control, payable over the twelve month period following termination; (3) any other amounts or benefits owing to the executive under the then applicable employee benefit, long term incentive or equity plans and programs of MIVA, within the terms of such plans, payable over the twelve month period following termination; and (4) benefits (including health, life, disability and pension) as if the executive was still an employee during the twelve month period following termination. Included in the definition of “good reason,” is a period of time from 180 to 210 days following a change of control, as defined in his employment agreement, during which the executive may terminate his employment for any reason. Finally, in the event of a termination without “cause” by MIVA, with “good reason” by the executive, or following a change of control, all stock options held by the executive would immediately vest and become exercisable throughout the full term of such options as if the executive were still employed by MIVA.

In the event of a termination by MIVA with “cause,” Messrs. Pisaris-Henderson, Thune, Bishop and Rae, would be entitled to receive the earned but unpaid portion of such executive’s basic salary through the date of termination. In the event of a termination by executive “without good reason,” or the termination of employment as result of death or permanent disability, Messrs. Pisaris-Henderson, Thune, Bishop and Rae would be entitled to receive the earned but unpaid portion of such executive’s basic salary through the date of termination, and the earned but unpaid portion of such executive’s vested incentive compensation under and consistent with plans adopted by MIVA prior to the date of termination.

MIVA also entered into Confidentiality, Assignment and Non-Competition Agreements with Messrs. Pisaris-Henderson, Thune, Bishop and Rae which prohibit the executives from becoming directly or indirectly connected with any business or entity that is engaged in the same “business” as MIVA during the term of their employment with MIVA and for a period of twelve months following employment separation. These agreements also provide MIVA with protection for its confidential information and intellectual property.

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The members of the compensation committee in the fiscal year ended December 31, 2005 were Messrs. Hepp and Simonson.  Mr. Dan Brewster also served on the Compensation Committee in 2005. None of the members has ever been an officer or employee of MIVA or any of its subsidiaries, and no “compensation committee interlocks” existed during fiscal 2005.

Board Compensation Committee Report on Executive Compensation

During fiscal 2005, the members of the compensation committee of MIVA’s board of directors were Mr. Simonson for the full year, Mr. Brewster from the beginning of the year until August 2005 and Mr. Hepp from August 2005 until the end of the year. The compensation committee establishes MIVA’s compensation program for all employees, including executives.  For executive officers, the compensation committee evaluates performance and determines compensation policies and levels.

Compensation Philosophy

          The goals of the compensation program are to align compensation with business objectives and performance and to enable us to attract, retain and reward executive officers and other key employees who contribute to our long-term success and to motivate them to enhance long-term stockholder value. The key components of our executive compensation includes both short-term compensation, consisting of an annual base salary and annual bonuses and long-term equity based compensation consisting of stock option awards and other equity interests in MIVA securities.

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

          Bonus Plan.

          At the start of each year, the compensation committee reviews and approves the bonus plan for that fiscal year. All employees of MIVA are eligible to participate in the plan. The bonus plan pays cash awards to our employees based upon the achievement of either key corporate objectives or the achievements of a combination of corporate, departmental and/or individual objectives. The program is designed to motivate all employees to positively impact our business results.

          Long-Term Incentives.

          The compensation committee provides for long-term incentives by issuing stock options under the 1999 Stock Incentive Plan and 2004 Stock Incentive Plan. The compensation committee has delegated authority to our chief executive officer and president to issue up to 20,000 options per employee per year. This authority does not extend to our Section 16 reporting officers. The purpose of these Stock Incentive Plans is to enable us to offer to our key employees and to key employees of our subsidiaries and other persons who are expected to contribute to the success of MIVA, long-term performance-based stock and/or other equity interests in MIVA, thereby enhancing our ability to attract, retain and reward such key employees or other persons, and to increase the mutuality of interest between those employees or other persons and our stockholders.

          Stock option awards are granted at the time of the hiring of key employees and annually for all key employees by the compensation committee or its delegates. The value of the stock options awarded depends entirely on our stock performance over a period of time. The number of shares of our common stock subject to the options granted during fiscal 2005 was determined based on a subjective evaluation of the past performance of the individual, the total compensation being paid to the individual, the individual’s scope of responsibility, and the anticipated value of the individual’s contribution to our future performance. No specific weight was given to any of these factors. Options awarded to each executive officer during previous years were reviewed by our compensation committee in determining the size of an option awarded for fiscal 2005.

          Each stock option awarded during fiscal 2005 had an exercise price equal to the fair market value of our underlying common stock on the date of the grant. Generally, stock options granted to employees vest and become exercisable at the rate of 25% per year, if the option holder remains employed at the time of vesting, and terminates ten years from the date of grant.

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

          Base Salary and Bonus.

          In February 2005, the compensation committee increased the base salary payable to Mr. Pisaris-Henderson from $350,000 to $420,000 in order to keep Mr. Pisaris-Henderson’s base salary competitive with the base salary of his industry peers. Mr. Pisaris-Henderson’s 2005 salary was slightly lower than the market average. The compensation committee believes it is important to provide our chief executive officer with a base salary that is certain and not subject to fluctuation in connection with our overall performance or performance in any one particular area. The compensation committee engaged a third party consultant to assist it in the preparation of its compensation analysis for Mr. Pisaris-Henderson. For 2006, we set Mr. Pisaris-Henderson’s target bonus level at $147,000 or 35% of his base salary and set a maximum bonus of no more than $294,000 or 70% of his base salary.  Mr. Pisaris-Henderson’s actual level of cash compensation in 2005 is recorded in the Summary Compensation Table above.

          Long-Term Stock-Based Compensation.

          In addition to a base salary and cash bonus, in February 2005, Mr. Pisaris-Henderson was also awarded options to purchase 79,000 shares of our common stock at $15.90 per share, which was the closing market price of our common stock the day prior to the grant date. These options were granted under our 1999 Stock Incentive Plan. The options would normally have vested over four years at a rate of 25% a year on the anniversary of the date of grant. However, on October 19, 2005, we entered into Restricted Stock Unit Agreements and Option Cancellation Agreements with Mr. Pisaris-Henderson.  Pursuant to these agreements, Mr. Pisaris-Henderson exchanged an aggregate of 304,000 stock options held by him having an exercise price at or above $10 per share, including the stock options granted in February 2005, for an aggregate of 210,051 restricted stock units.  It is the belief of the compensation committee that the use of stock option and restricted stock unit grants more closely aligns our chief executive officer’s interests with the interests of our stockholders since the equity ownership in the Company incentivizes Mr. Pisaris-Henderson to diligently seek ways in which to enhance shareholder value.  The compensation committee believes that the number of stock options and restricted stock units granted to Mr. Pisaris-Henderson was in line with industry averages.

Certain Tax Considerations

          The Budget Reconciliation Act of 1993 amended the Internal Revenue Code to add Section 162(m) which bars a deduction to any publicly held corporation for compensation paid to a “covered employee” in excess of $1,000,000 per year. Generally, we intend that compensation paid to covered employees shall be deductible to the fullest extent permitted by law. However, we intend to retain the flexibility necessary to provide total compensation in line with competitive practices, our compensation philosophy and our best interests. Accordingly, we may from time to time pay compensation to our executive officers that may not be deductible. There were no amounts that were non-deductible in 2005. Additionally, our 1999 and 2004 Stock Incentive Plans are intended to qualify under Section 162(m) of the Internal Revenue Code.

COMPENSATION COMMITTEE

Lee S. Simonson
Gerald W. Hepp

Report on Stock Option for RSU Exchange Program

On October 19, 2005, we entered into Restricted Stock Unit Agreements and Option Cancellation Agreements with certain of our officers and directors.  Pursuant to these agreements, certain officers and directors exchanged an aggregate of 1,332,806 stock options held by them having an exercise price at or above $10 per share for an aggregate of 931,852 restricted stock units.  In addition, an aggregate of 118,593 restricted stock units were granted to an officer/director and a director.  The agreements, the terms of the exchange and the grant of restricted stock units were approved by our Compensation Committee.  We and our Compensation Committee have consistently viewed appropriate equity incentives as a key element of our director and executive officer compensation policies and practices to attract, retain and motivate officers and directors.  The exchanges and grants were made in recognition that the related options were at prices well in excess of the current price of our common stock and were not providing the intended motivation.

The options surrendered and the restricted stock units exchanged for those options were issued under our 1999 Stock Incentive Plan.  The 118,593 restricted stock units were granted under our 2004 Stock Incentive Plan.  Each restricted stock unit represents a contingent right to receive one share of our common stock.  The restricted stock units that were issued in exchange for options had an equivalent economic value, under the Black-Scholes option pricing model, to the options being exchanged.  The exchange ratio for restricted stock units to options was based on the closing price of our common stock on October 18, 2005.  The options that were surrendered in the exchange by our officers and directors were cancelled and 400,954 shares, representing the difference between the number of shares underlying the restricted stock units granted and the number of shares underlying stock options surrendered and cancelled, are available for future awards under our 1999 Plan.  The restricted stock units granted under our 2004 Stock Incentive Plan were determined on the basis of options issued, with an exercise price above $10 per share, under our 2004 Plan, computed on the same basis as the exchange of options for restricted stock units under our 1999 Plan.  Those options under our 2004 Plan remain outstanding.

The restricted stock units vest as follows:  50% of the restricted stock units vest on October 19, 2006, and the remaining 50% of the restricted stock units vest on October 19, 2007.  The vesting of the restricted stock units may accelerate under certain circumstances, including upon any change in control of our company.  Additionally, a recipient typically will forfeit any unvested restricted stock units in the event of a termination of employment or service as a director.  However, in general with respect to officers, in the event of a without cause termination by us, or a termination of employment by the officer for good reason, the restricted stock units would immediately vest and would not be forfeited.  The forms of Restricted Stock Unit Agreements under the 1999 Plan and the 2004 Plan are substantially the same in all material respects.

The table below provides certain information concerning our named executive officers who participated in the stock option-for-restricted stock unit exchange:

10-YEAR OPTION/SAR REPRICINGS

Name	Date	Number Of Securities Underlying Options Repriced Or Amended (#)	Number Of Securities Underlying RSUs Granted (#)	Market Price Of Stock At Time Of Repricing Or Amendment ($)	Exercise Price At Time Of Repricing Or Amendment ($)	New Exercise Price ($)	Length of Original Option Term Remaining At Date Of Repricing Or Amendment (in years)

Craig A. Pisaris-Henderson Chairman and CEO	10/19/2005	116,453 8,547 95,025 4,975 72,711 6,289	80,464 5,906 65,658 3,438 50,240 4,345	5.69 5.69 5.69 5.69 5.69 5.69	11.70 11.70 20.10 20.10 15.90 15.90	— — — — — —	7.5 7.5 8.5 8.5 9.33 9.33

Phillip Thune President and Director	10/19/2005	91,453 8,547 75,025 4,975 50,211 6,289	63,031 5,891 51,709 3,429 34,606 4,335	5.69 5.69 5.69 5.69 5.69 5.69	11.70 11.70 20.10 20.10 15.90 15.90	— — — — — —	7.5 7.5 8.5 8.5 9.33 9.33

Sebastian Bishop Chief Marketing Officer and Director	10/19/2005	0	114,257	5.69	—	—	—

David C. Rae Chief Strategy Officer	10/19/2005	61,250 18,750 60,025 4,975 34,711 6,289	42,122 12,895 41,280 3,421 23,871 4,325	5.69 5.69 5.69 5.69 5.69 5.69	11.70 11.70 20.10 20.10 15.90 15.90	— — — — — —	7.5 7.5 8.5 8.5 9.33 9.33

Tom Wilde Former Senior Vice President - MIVA N.A.	10/19/2005	4,688 20,312 18,750 6,250	3,418 14,812 13,673 4,557	5.69 5.69 5.69 5.69	19.69 19.69 15.90 15.90	— — — —	8.0 8.0 9.33 9.33

COMPENSATION COMMITTEE

Lee S. Simonson
Gerald W. Hepp

Performance Graph

COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG MIVA, GOLDMAN SACHS INTERNET INDEX,
AND NASDAQ STOCK MARKET INDEX

The following Performance Graph compares MIVA’s performance with that of the Goldman Sachs Internet Index and Nasdaq Stock Market Index. The comparison of the cumulative total return to stockholders for each of the periods assumes that $100 was invested on December 22, 1999 (the effective date MIVA’s common stock was registered under the Securities Exchange Act of 1934, as amended) through December 31, 2005, in MIVA common stock, and the Goldman Sachs Internet Index and Nasdaq Stock Market Index and that all dividends were reinvested.

Item 12.  Security Ownership of Management.

The following table sets forth information regarding beneficial ownership of our common stock, as of February 24, 2006, by (i) each director and nominee, (ii) each of our named executive officers, and (iii) the directors and executive officers of MIVA as a group. Except as otherwise indicated below, each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned by such person as set forth opposite that person’s name. At February 24, 2006, we had 31,187,543 shares of common stock outstanding.

The address of each of the persons in the table is c/o MIVA, Inc., 5220 Summerlin Commons Boulevard, Suite 500, Ft. Myers, Florida 33907.

Name of and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Class (2)

Craig A. Pisaris-Henderson	1,630,586	(3)	5.2

Phillip R. Thune	610,000	(4)	1.9

Sebastian Bishop	228,382	(5)	*

Frederick E. Guest II	406,435	(6)	1.3

Gerald W. Hepp	1,000		*

Charles P. Rothstein	1,112,529	(7)	3.6

Lee S. Simonson	10,000	(8)	*

Lawrence Weber	0		*

David Rae	80,000	(9)	*

Tom Wilde	0	(10)	*

All directors and executive officers as a group (14 persons)	4,818,180	(11)	14.6%

*	Represents beneficial ownership of less than 1% of MIVA’s outstanding common stock.

(1)
For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he or she exercises sole or shared voting or investment power or of which he or she has the right to acquire the beneficial ownership within 60 days of February 24, 2006. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his or her household.

(2)	“Percentage of Class” is calculated on the basis of the number of outstanding shares plus the number of shares a person has the right to acquire within 60 days of February 24, 2006.

(3)	Includes 400,000 shares subject to options exercisable within 60 days of February 24, 2006.

(4)	Includes 610,000 shares subject to options exercisable within 60 days of February 24, 2006.

(5)	Includes 135,982 shares subject to options exercisable within 60 days of February 24, 2006.

(6)
Includes 60,035 and 231,400 shares of common stock owned by Mr. Guest and Guest Capital, LLC, respectively.  Also includes 25,000 shares subject to options exercisable by Mr. Guest within 60 days of February 24, 2006, and 15,000 and 75,000 warrants to purchase MIVA’s common stock owned by Mr. Guest and Guest Capital, LLC, respectively.  Guest Capital, LLC is an affiliate of Mr. Guest.

(7)
Includes 6,250 shares subject to options exercisable within 60 days of February 24, 2006 and 1,106,279 shares of common stock owned by Global Rights Fund II L.P., an affiliate of Mr. Rothstein. Mr. Rothstein disclaims beneficial ownership of these securities.

(8)	Includes 10,000 shares subject to options exercisable within 60 days of February 24, 2006.

(9)	Includes 80,000 shares subject to options exercisable within 60 days of February 24, 2006.

(10)
Includes (i) an aggregate of 1,817,232 shares of common stock subject to options exercisable within 60 days of February 24, 2006; and (ii) an aggregate of 90,000 shares of common stock subject to currently exercisable warrants.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding beneficial ownership of MIVA’s common stock, as of February 24, 2006, filed by each person known by MIVA to beneficially own five percent or more of any class of MIVA’s capital stock. As of February 24, 2006, MIVA had 31,187,543 common shares outstanding.

Name of and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Class(2)

Craig Pisaris-Henderson c/o MIVA, Inc. 5220 Summerlin Commons Blvd. Fort Myers, FL 33907	1,630,586	(3)	5.2%

Andrew Lessman 430 Parkson Road Henderson, NV 89015	1,857,538	(4)	6.0%

Robert Brahms 121 West 27th St. Suite 903 New York, NY 10001	1,930,326	(5)	6.2%

Courtney Jones 826 Cal Cove Drive Ft. Myers, FL 33919	1,921,898	(6)	6.2%

(1)
For purposes of the above table, a person is considered to “beneficially own” any shares with respect to which he exercises sole or shared voting or investment power or of which he has the right to acquire the beneficial ownership within 60 days of February 24, 2006. Unless otherwise indicated, voting power and investment power are exercised solely by the person named above or shared with members of his household.

(2)	“Percentage of Class” is calculated on the basis of the number of outstanding shares plus the number of shares a person has the right to acquire within 60 days of February 24, 2006.

(3)	Includes 400,000 shares subject to options exercisable within 60 days of February 24, 2006.

(4)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on March 11, 2004.

(5)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on February 14, 2005.

(6)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on February 14, 2005.

Equity Compensation Plan Information

The following table sets forth additional information as of December 31, 2005, concerning shares of MIVA common stock that may be issued upon the exercise of options and other rights under MIVA’s existing equity compensation plans and arrangements, divided between plans approved by MIVA stockholders and plans or arrangements not submitted to MIVA’s stockholders for approval.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon the exercise of outstanding options, warrants, and other rights.

Plan category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (A)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (B)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (A)) (C)

Equity compensation plans approved by security holders	5,528,215		$6.76	1,605,573	(2)
Equity compensation plans not approved by security holders	90,000	(1)	$1.00	—
Total	5,618,215		$6.67	1,605,573

(1)	Comprises warrants granted to certain consultants and vendors of MIVA in exchange for consideration in the form of goods and services.

(2)	After grants related to contractual obligations and to non-executive employees on January 5, 2006, 726,773 shares remain available.

Item 13.  Certain Relationships and Related Party Transactions

During November 2005, we entered into an agreement for public relations professional services with Racepoint Group, Inc. (Racepoint) through April 2006.  For the year ended December 31, 2005, we incurred fees from Racepoint of approximately $28,000.  Larry Weber, who joined our Board of Directors in June 2005, is the Chairman and Founder of W2 Group, which owns Racepoint.

During September 2005, Sebastian Bishop, our Chief Marketing Officer and Director, became a Director of Steakmedia Limited and also owns a 2.5% interest in Steakmedia.  Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother.  We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers.  In addition, we pay Steakmedia a commission on the revenue generated from these advertisers.  Amounts invoiced to Steakmedia during 2005 were approximately $469,000 and commissions paid during 2005 were $39,000.

We believe that prior transactions with our officers, directors, and principal stockholders were on terms that were no less favorable than it could have obtained from unaffiliated third parties.  MIVA intends that all future transactions between it and its officers, directors, and stockholders beneficially owning 5% or more of its outstanding voting securities or their affiliates will be on terms no less favorable to it than it could obtain in arm’s-length negotiations from unaffiliated third parties.

Item 14.  Principal Accountant Fees and Services

The following table shows the aggregate fees billed to the Company by its independent certified public accountants for services rendered during the fiscal years ended December 31, 2005 and 2004.

Fees paid to BDO Seidman, LLP	2005 Actual Fees	2004 Actual Fees

Audit Fees (1)	$2,275,280	$2,490,434

Audit-Related Fees (2)	9,250	124,000

Tax Fees (3)	—	113,934

All Other Fees	—	—
Total Fees	$2,284,530	$2,728,368

(1)
Includes fees and expenses associated with the fiscal year audit and interim reviews, reviews of the Company’s quarterly reports on Form 10-Q and other securities filings, and compliance with Sarbanes-Oxley.  We were billed $147,381 by Ernst & Young LLP for the first quarter of 2005. The total fees for the 2005 second and third quarter and the annual audit from BDO Seidman LLP totaled $2,127,899. And all amounts were billed by Ernst & Young LLP in 2004.

(2)
Includes fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions and consultations concerning financial accounting and reporting standards.  We paid $16,353 to Ernst & Young LLP and $9,250 to BDO Seidman LLP in 2005 and all amounts were paid to Ernst & Young LLP in 2004.

(3)	Includes fees and expenses for tax compliance, tax advice and tax planning (including expatriate tax services). All fees were paid to Ernst & Young LLP in 2004.

Under policies it has adopted, the audit committee must pre-approve all engagements of our independent registered public accounting firm unless an exception to such pre-approval exists under the Securities Exchange Act of 1934 or the rules of the Securities and Exchange Commission.  Each year, the independent registered public accounting firm’s retention to audit our financial statements, including the associated fee, is approved by the committee before the filing of the preceding year’s annual report on Form 10-K.  At the beginning of the fiscal year, the audit committee will evaluate other known potential engagements of the independent registered public accounting firm, including the scope of the work proposed to be performed and the proposed fees, and approve or reject each service, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management.  At each subsequent audit committee meeting, the committee will receive updates on the services actually provided by the independent registered public accounting firm, and management may present additional services for approval. Typically, these would be services such as due diligence for an acquisition, that would not have been known at the beginning of the year.  The committee has delegated to the chairman of the audit committee the authority to evaluate and approve engagements on behalf of the committee in the event that a need arises for pre-approval between committee meetings.  This might occur, for example, if we proposed to execute a financing on an accelerated timetable.  If the chairman so approves any such engagements, he will report that approval to the full committee at the next committee meeting.

Since the May 6, 2003 effective date of the Securities and Exchange Commission rules stating that a registered public accounting firm is not independent of an audit client if the services it provides to the client are not appropriately approved. Each new engagement of BDO Seidman was approved in advance by the audit committee, and none of those engagements made use of the de minimus exception to pre-approval contained in the SEC’s rules.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	The following financial statements are included in this report under Item 8:

Report of Independent Registered Certified Public Accountants – BDO Seidman LLP

Report of Independent Registered Certified Public Accountants – Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2005 and 2004.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to the Consolidated Financial Statements.

(2)
Exhibits: Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable as is shown in the accompanying Financial Statements or notes thereto).

Schedule II – Valuation and Qualifying Accounts

Exhibits

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

2.1	a	Certificate of Ownership and Merger, Merging MIVA Renaming Corp. into FindWhat.com, Inc.

3.1	b	Amended and Restated Certificate of Incorporation of FindWhat.com, Inc.

3.2	b	Amended and Restated By-laws of FindWhat.com, Inc.

3.3	c	Audit Committee Charter, as adopted by the Audit Committee on December 16, 2004.

3.4	d	Certificate of Ownership and Merger, Merging MIVA Renaming Corp. into FindWhat.com, Inc.

10.1	e	Lease agreement by and between MIVA (UK) Limited and Commercial Union Life Assurance dated April 15, 2005.

10.2	f+	Executive Employment Agreement between MIVA, Inc. and William Seippel.

10.3	g	Settlement and License Agreement with Overture Services, Inc. and Yahoo! Inc.

10.4	g+	Executive Employment Agreement between MIVA, Inc. and Peter Corrao.

10.5	h+	Form of MIVA, Inc. Restricted Stock Unit Agreement.

10.6	h+	Form of MIVA, Inc. Option Cancellation Agreement.

10.7	g+	Executive Service Agreement between MIVA (UK) Limited and Adam Poulter.

10.8	+	Amended and Restated Employment Agreement between MIVA, Inc. and Anthony Garcia.

10.9	+	Amended and Restated Employment Agreement between MIVA, Inc. and Sebastian Bishop.

10.10	+	Amendment No. 1 to Executive Employment Agreement between MIVA, Inc. and William Seippel.

10.11	+	Amendment to Executive Services Agreement between MIVA, Inc. and Adam Poulter.

10.12	j
Lease dated February 29, 2000 by and between MIVA Direct, Inc. (formerly Comet Systems, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, a religious corporation in the State of New York, including the previious amendment dated August 8, 2000.

10.13	j	Lease Modification and Extension Agreement by and between MIVA Direct, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, dated February 23, 2006..

14.1	i	Code of Ethics.

14.2	c	Code of Business Conduct.

21.1		List of Subsidiaries.

23.1		Consent of Independent Registered Certified Public Accountants BDO Seidman LLP.

23.2		Consent of Independent Registered Certified Public Accountants Ernst & Young LLP.

24.1		Powers of Attorney.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Incorporated by reference to the exhibit previously filed on June 16, 2005 with MIVA’s Form 8-K/A.

b.	Incorporated by reference to the exhibit previously filed on September 3, 2004 with MIVA’s Form 8-K.

c.	Incorporated by reference to the exhibit previously filed on March 16, 2005 with MIVA’s Form 10-K.

d.	Incorporated by reference to the exhibit previously filed on June 16, 2005 with MIVA’s Form 8-K/A.

e.	Incorporated by reference to the exhibit previously filed on April 20, 2005 with MIVA’s Form 8-K.

f.	Incorporated by reference to the exhibit previously filed on August 15, 2005 with MIVA’s Form 10-Q.

g.	Incorporated by reference to the exhibit previously filed on November 9, 2005 with MIVA’s Form 10-Q.

h.	Incorporated by reference to the exhibit previously filed on October 21, 2005 with MIVA’s Form 8-K.

i.	Incorporated by reference to the exhibit previously filed on March 5, 2004 with MIVA’s Form 10-K.

j.	Incorporated by reference to the exhibit previously filed on March 1, 2006 with MIVA’s Form 8-K.

+	Management compensatory contract or plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIVA, INC.

Date: March 16, 2006	By:	/s/ Craig A. Pisaris-Henderson

Craig A. Pisaris-Henderson
Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March.

Signature	Title

/s/ Craig A. Pisaris-Henderson	Chairman, Chief Executive Officer and Director
(principal executive officer)
Craig A. Pisaris-Henderson

*Phillip R. Thune	President and Director
(principal operating officer)
Phillip R. Thune

*William Seippel	Chief Financial Officer
(principal financial and accounting officer)
William Seippel

*Sebastian Bishop	Chief Marketing Officer and Director

Sebastian Bishop

*Larry Weber	Director

Larry Weber

*Frederick E. Guest II	Director

Frederick E. Guest II

*Gerald W. Hepp	Director

Gerald W. Hepp

*Charles Rothstein	Director

Charles Rothstein

*Lee S. Simonson	Director

Lee S. Simonson

*By:	/s/ Craig A. Pisaris-Henderson

Craig A. Pisaris-Henderson, Attorney-in-Fact

Back to Index

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MIVA, Inc.
Fort Myers, Florida

We have audited the accompanying consolidated balance sheet of MIVA, Inc. as of December 31, 2005, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended. We have also audited the schedule listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.   An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MIVA, Inc. at December 31, 2005, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MIVA Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2006, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ BDO Seidman, LLP

Miami, Florida
March 3, 2006

Back to Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MIVA, Inc.
Fort Myers, Florida

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that MIVA, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operation effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, the following material weaknesses have been identified and included in management’s assessment:

•	Income Taxes

The Company had insufficient controls over the preparation and review of their tax provisions for federal, state and foreign annual returns.  This represents a weakness with respect to the sufficiency of their accounting personnel in tax accounting matters. As a result of this weakness, a significant adjustment was required and has been recorded by the Company in preparing the 2005 financial statements.

Back to Index

•	Treasury Process

The Company had insufficient controls over the system administration responsibilities within the treasury function as it relates to wire transfers.  Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, it represents a weakness with respect to their anti-fraud programs and controls.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 3, 2006 on those financial statements, which expressed an unqualified opinion.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO Criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO Criteria.

We do not express an opinion or any other form of assurance on management’s statements regarding corrective actions taken by the Company after December 31, 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of MIVA, Inc. and our report dated March 3, 2006 expressed an unqualified opinion.

/s/ BDO Seidman, LLP
Miami, Florida
March 3, 2006

Back to Index

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
MIVA, Inc. (formerly FindWhat.com, Inc.)

We have audited the accompanying consolidated balance sheet of MIVA, Inc. (formerly FindWhat.com, Inc.) as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIVA, Inc. (formerly FindWhat.com, Inc.) at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Tampa, Florida
March 16, 2005

Back to Index

MIVA, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31, 2005	December 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$38,436	$29,220
Short-term investments	—	25,004
Accounts receivable, less allowance for doubtful accounts of $1,904 and $3,095 at December 31, 2005 and 2004, respectively	22,387	26,117
Deferred tax assets	1,140	2,510
Income tax receivable	7,105	1,626
Prepaid expenses and other current assets	1,263	1,555

Total current assets	70,331	86,032

PROPERTY AND EQUIPMENT – NET	17,019	16,755
INTANGIBLE ASSETS
Goodwill	75,659	201,183
Vendor agreements, net	13,871	18,736
Other intangible assets, net	9,300	15,567
DEFERRED TAX ASSETS, NET OF VALUATION ALLOWANCE	3,553	1,964
OTHER ASSETS	1,059	967

Total assets	$190,792	$341,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,088	$17,255
Accrued expenses	19,223	16,166
Deferred revenue	3,469	5,798
Current portion of long-term debt	1,240	3,941
Other current liabilities	831	760

Total current liabilities	38,851	43,920

DEFERRED TAX LIABILITIES	3,636	5,855
LONG-TERM DEBT	1,360	2,573
OTHER LONG-TERM LIABILITIES	432	1,177

Total liabilities	44,279	53,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 31,099 and 30,502, respectively; outstanding 31,001 and 30,459, respectively	31	31
Additional paid-in capital	250,465	247,132
Treasury stock; 98 and 43 shares at cost, respectively	(1,093)	(804)
Accumulated other comprehensive income	(1,235)	12,808
Retained earnings (deficit)	(101,655)	28,512

Total stockholders’ equity	146,513	287,679

Total liabilities and stockholders’ equity	$190,792	$341,204

The accompanying notes are an integral part of these consolidated statements.

Back to Index

MIVA, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,

	2005	2004	2003

Revenues	$194,616	$169,470	$72,221
Cost of services	101,306	86,086	38,061

Gross profit	93,310	83,384	34,160
Operating expenses
Marketing, sales, and service	36,025	18,962	5,704
General and administrative	38,483	25,145	8,604
Product development	10,595	5,548	1,520
Impairment loss on goodwill and other assets	123,188	1,140	—
Amortization	8,081	5,686	—
Patent litigation settlement	8,000	—	—

Total operating expenses	224,372	56,481	15,828

Income (loss) from operations	(131,062)	26,903	18,332
Other expense	—	(19)	—
Interest income, net	458	495	532
Exchange rate gain (loss)	(119)	339	—

Income (loss) before provision for income taxes	(130,723)	27,718	18,864
Income tax expense (benefit)	(556)	10,690	7,106

Net income (loss)	$(130,167)	$17,028	$11,758

Net income (loss) per share
Basic	$(4.23)	$0.65	$0.59

Diluted	$(4.23)	$0.60	$0.53

Weighted-average number of common shares outstanding
Basic	30,782	26,318	19,867

Diluted	30,782	28,518	22,076

The accompanying notes are an integral part of these consolidated statements.

Back to Index

MIVA, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	For the Year Ended December 31,

	2005	2004	2003

Common stock
Balance, beginning of year	$31	$21	$18
Common stock issued related to stock option and warrant exercises	—	1	2
Issuance of common stock in connection with business acquisitions	—	9	—
Issuance of common stock in connection with private placement, net	—	—	1

Balance, end of year	31	31	21

Additional paid-in-capital
Balance, beginning of year	247,132	52,884	22,506
Common stock issued related to stock option and warrant exercises	1,900	3,309	7,973
Common stock issued related to tax benefit of exercise of stock options	284	4,005	2,425
Compensation charge related to restricted stock unit issuance and non-employee options	1,149	—	—
Issuance of common stock in connection with business acquisitions	—	186,934	—
Issuance of common stock in connection with private placement, net	—	—	19,980

Balance, end of year	250,465	247,132	52,884

Treasury stock
Balance, beginning of year	(804)	(82)	(82)
Treasury stock received to satisfy accrued liabilities	(289)	(722)	—

Balance, end of year	(1,093)	(804)	(82)

Retained earnings (deficit)
Balance, beginning of year	28,512	11,484	(274)
Net income (loss)	(130,167)	17,028	11,758

Balance, end of year	(101,655)	28,512	11,484

Accumulated other comprehensive income (loss)
Balance, beginning of year	12,808	—	—
Foreign currency translation adjustment	(14,043)	12,808	—

Balance, end of year	(1,235)	12,808	—

Stockholders’ Equity	$146,513	$287,679	$64,307

Comprehensive income (loss)
Net income (loss)	$(130,167)	$17,028	$11,758
Other comprehensive income (loss)			—
Foreign currency translation adjustment	(14,043)	12,808

Comprehensive income (loss)	$(144,210)	$29,836	$11,758

	Number of Shares

Common stock
Balance, beginning of year	30,502	21,428	18,177
Issuance of common stock in connection with business acquisitions	—	8,001	—
Common stock issued related to stock option warrant & restricted stock unit exercises	597	1,073	2,251
Issuance of common stock in connection with private placement, net	—	—	1,000

Balance, end of year	31,099	30,502	21,428

The accompanying notes are an integral part of these consolidated statements.

Back to Index

MIVA, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,

	2005	2004	2003

Cash Flows from Operating Activities
Net income (loss)	$(130,167)	$17,028	$11,758
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recoveries of) doubtful accounts	(519)	658	262
Depreciation and amortization	13,383	9,094	1,755
Impairment loss on goodwill and other assets	123,188	1,140	—
Equity based compensation	1,149	—	—
Tax benefit of stock option exercises	284	4,005	2,425
Deferred income tax expense	(591)	1,944	890
Loss (gain) on sale of assets	(387)	24	11
Changes in operating assets and liabilities
Accounts receivable	2,306	(4,328)	(3,393)
Prepaid expenses and other current assets	231	2,557	(2,035)
Income taxes receivable	(5,567)	(856)	—
Other assets	(131)	(514)	(13)
Deferred revenue	(1,964)	1,080	623
Accounts payable, accrued expenses and other liabilities	464	(12,903)	3,226

Net Cash Provided by Operating Activities	1,679	18,929	15,509

Cash Flows from Investing Activities
Note receivable	—	2,054	(2,054)
Proceeds from the sale of assets	582	—	8
Purchase of short-term investments	(51,051)	(75,843)	(42,113)
Proceeds from sale of short-term investments	76,055	87,952	9,185
Purchase of businesses, net of cash acquired	(7,827)	(20,343)	—
Purchase of equipment and furniture	(7,653)	(7,546)	(3,344)

Net Cash Provided by (Used in) Investing Activities	10,106	(13,726)	(38,318)

Cash Flows from Financing Activities
Payments made on capital leases and notes payable	(413)	(2,110)	(4)
Payments made on software license obligation	(3,500)	—	—
Net proceeds from private placements	—	—	19,981
Proceeds received from exercise of stock options and warrants	1,900	3,310	7,975

Net Cash Provided by (Used in) Financing Activities	(2,013)	1,200	27,952

Effect of Foreign Currency Exchange Rates	(556)	720	—

Increase in Cash and Cash Equivalents	9,216	7,123	5,143
Cash and Cash Equivalents, Beginning of Year	29,220	22,097	16,954

Cash and Cash Equivalents, End of Year	$38,436	$29,220	$22,097

Supplemental Disclosures of Cash Flow Information:
Interest paid	$92	$82	$3

Income taxes paid	$485	$3,950	$4,193

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy tax withholding liabilities	$(289)	$(722)	$—

Debt incurred for purchase of software license	$—	$5,979	$—

Common stock issued for business acquisitions and mergers	$—	$186,943	$—

Liabilities incurred for business acquisitions	$1,667	$1,128	$—

The accompanying notes are an integral part of these consolidated statements.

Back to Index

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS

MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, “MIVA”, or “the Company”), is a leading independent Performance Marketing Network dedicated to helping businesses grow.  Our new media platform facilitates performance marketing for partners (publishers), advertisers and consumers (end-users). Our primary focus is on providing our partners with a complete set of innovative solutions enabling the acquisition, retention and monetization of their online audiences. As an independent provider, MIVA’s primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users. For our advertisers, we provide solutions to manage, optimize and measure return on investment from keyword-targeted and context-related performance marketing programs. We generate traffic and leads to our advertisers through our network of publisher partners. Our integrated e-commerce merchant solutions allow online stores to capitalize on leads by offering online storefront, shopping cart, shipping, and payment capabilities.

Our solutions provide a range of products and services through three customer-facing divisions - MIVA Media, MIVA Direct and MIVA Small Business.  These divisions offer a suite of products and services aimed at significantly enhancing: our partners’ ability to monetize their traffic, our advertisers’ return on investment and consumers’ ability to find relevant online content.

•
MIVA Media helps publisher partners and advertisers grow their businesses through performance marketing services. Our MIVA Media division efficiently distributes ads across our publisher network utilizing technology to match advertiser selected keywords with consumers who are actively searching for products and services that are related to the ad keywords. Advertisers only pay MIVA Media when a consumer clicks on their relevant ad and in turn MIVA Media shares the revenue with the publisher that served the ad, enabling the publisher to monetize its consumer website traffic. In addition to our Pay-Per-Click and our emerging Pay-Per-Call services, solutions for publishers include private branded toolbars, configurable algorithmic search, contextual capabilities and expandable banners. Our MIVA Media division also offers a Private Label service that provides large publishers with the opportunity to brand and sell their own performance marketing service;

•
MIVA Direct helps businesses grow by developing one-to-one relationships with consumers through desktop software applications such as private-branded toolbars and a variety of search-related applications. MIVA Direct supports MIVA Media by launching these new and innovative products to our publisher partners and advertisers;

•
MIVA Small Business helps small businesses grow by developing integrated online marketing and business solutions based on the MIVA Merchant e-commerce platform that includes storefronts, payment processing, logistics management, and professional services. Our MIVA Media advertising services are integrated with our Small Business offerings to offer online businesses a more complete solution.

Back to Index

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

Espotting Media Inc. became MIVA International, Inc. (“MIVA Media Europe”);
Miva Corporation became MIVA Small Business Solutions, Inc. (“MSB”);
Comet Systems, Inc. became MIVA Direct, Inc. (“MIVA Direct”);
Espotting Media (UK) Ltd. became MIVA (UK) Ltd.;
Espotting Media (DE) GmbH became MIVA (Deutschland) GmbH;
Espotting Media (FR) SARL became MIVA (France) S.a.r.l.;
Espotting Espana, S.L. became MIVA Media S.L.; and
Espotting Media S.r.l. became MIVA (Italia) S.r.l. – a socio unico.

The assets acquired from B&B Enterprises, Inc. will continue to be referred to as B&B Advertising (“B&B”).

As a result of the re-branding, our ticker symbol changed to NASDAQ:MIVA and our new corporate website is www.MIVA.com.

We offer our marketing services on three continents with direct product offerings in North America and Europe and a private label service with Mitsui & Co., Ltd. in Japan.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation

The consolidated financial statements include the accounts and operations of MIVA, Inc. and its direct and indirect wholly-owned domestic and foreign operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which MIVA, Inc. can exercise significant influence but is not the primary beneficiary, are accounted for under the equity method of accounting and are included in other assets on the balance sheet.

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

3. Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Back to Index

4. Short-term Investments

Short-term investments consisted of auction rate securities and an insurance annuity that were classified as “available-for-sale” in 2004.  We have no short-term investments at the end of 2005.  The auction rate security investments were available for settlement in seven days or less, and the carrying value approximated market value. Accordingly, no unrealized holding gains and losses for these securities were included in other comprehensive income for any periods presented. The contractual maturities of the auction rate securities were from 2022 through 2033. The insurance annuity was a perpetual annuity and was sold during October 2005. Short-term investments at December 31, 2005 and 2004 are as follows (in thousands):

	December 31,

	2005	2004

Auction rate securities	$—	$22,825
Insurance annuity	—	2,179

Total	$—	$25,004

5. Accounts Receivable

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

6. Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable. As of December 31, 2005, substantially all of our cash and cash equivalents were managed by a number of financial institutions, and funds were invested only in highly liquid, secure investments. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Europe. As of December 31, 2005, one customer accounted for 21% of the accounts receivable balance; however, there were no customers as of December 31, 2004 that were more than 10% of the accounts receivable balance.

7. Property and Furniture

Equipment and furniture are stated at cost except in the case of items acquired as a part of business acquisitions, which are recorded at fair value on the date of acquisition. Equipment and furniture are depreciated using the straight-line method over the estimated useful lives for the respective assets, which range from two to five years. Depreciation expense consists of depreciation of computer equipment and furniture. Improvements to leased premises are capitalized and amortized over the shorter of the related lease term or the useful lives of the improvements, which range from three to ten years.

Back to Index

8. Capitalized Software

Product development costs for internal use software are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful life of two to five years using the straight line method.  During 2005, 2004 and 2003, the amortization of capitalized costs totaled approximately $1.3 million, $0.1 million and $0, respectively.

Product development costs for software to be sold to third parties are expensed as incurred or capitalized in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability for general release to customers.  During the years ended December 31, 2005, 2004 and 2003, we did not capitalize any development costs.

9. Contingencies

Our accounting policies for contingencies cover a variety of business activities, including contingencies for potentially uncollectible receivables and legal exposures. We accrue for these contingencies when our assessments indicate that it is probable that a liability has been incurred or an asset will not be recovered, and an amount can be reasonably estimated in accordance with SFAS No. 5, “Accounting for Contingencies.” We base our estimates for these liabilities on currently available facts and our estimates of the ultimate outcome or resolution of the liability in the future. Actual results may differ from estimates, and estimates can be, and often are, revised either negatively or positively, depending on actual outcomes or changes in the facts or expectations surrounding each potential exposure.

10. Revenue

Revenue is generated primarily through click-throughs on our managed advertisers’ paid listings. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser’s bid price. Click-through revenue is recognized as the click-throughs are performed in accordance with the guidance of Emerging Issue Task Force No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” We record the MIVA Media Network click-through revenue gross, and private label revenue net.

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

When a MIVA Direct user clicks on a sponsored advertisement on a partner’s network, revenues are recognized in the amount of the partner’s fee due to MIVA Direct. Non-click-through-related revenue from MIVA Direct is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

11. Deferred Revenue

Deferred revenue primarily represents advance deposits made by our advertisers for future click-throughs for keyword advertisements on the MIVA Media Network, the unearned portion of

Back to Index

support revenues, and other revenues that do not meet the criteria for revenue recognition as of the balance sheet date.

12. Fair Value of Financial Instruments

At December 31, 2005, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, note payable and long-term debt.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

13. Business Segments

We currently report our results in two operating segments, Performance Marketing and Merchant Services.  The Performance Marketing segment includes the MIVA Media Networks, our Private Label agreements and MIVA Direct.  For the years ended December 31, 2005 and 2004, the Merchant Services segment, which consists of MIVA Small Business did not meet the quantitative thresholds that require separate information to be reported.

14. Accounting for Stock-Based Compensation

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

The following table summarizes our pro forma results as if we had recorded stock-based compensation expense related to employees and directors for 2005, 2004, and 2003, using the fair value method of FASB Statement No. 123, as amended by FASB Statement No. 148 using the Black-Scholes option valuation methodology (in thousands, except per share amounts):

		For the year ended December 31,

		2005	2004	2003

Net income (loss), as reported		$(130,167)	$17,028	$11,758
Add: Stock based compensation expense		1,115
Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,009)	(8,014)	(2,618)

Pro forma net income (loss)		$(142,061)	$9,014	$9,140

Earnings (loss) per share:
	Basic - as reported	$(4.23)	$0.65	$0.59

	Basic - pro forma	$(4.62)	$0.34	$0.46

	Diluted - as reported	$(4.23)	$0.60	$0.53

	Diluted - pro forma	$(4.62)	$0.32	$0.41

The pro forma net income and pro forma diluted earnings per share amounts for the year ended December 31, 2004, have been revised from the proforma amounts previously reported of $8.5 million or $0.30 per diluted share to reflect a revised pro forma deduction amount of $8.0 million or $0.32 per diluted share. This revision is limited to the footnote disclosure of non-cash SFAS No. 123, “Accounting for Stock-Based Compensation” pro forma expense and does not result in any changes or impact to our historically reported statements of income or cash flows. The previously reported pro forma net income was $8,474 for the year ended December 31, 2004, and the previously reported pro forma diluted pro forma earnings per share was $0.30 for same period.

Back to Index

On December 27, 2005, the Compensation Committee of the Board of Directors approved accelerating the full vesting as of December 30, 2005 of approximately 0.4 million unvested stock options outstanding under our stock plans that were granted between January 1, 2002, and December 31, 2004.  The options had a range of exercise prices of $3.01 to $23.50 and a weighted average exercise price of $16.18.  The closing price of the Company’s common stock on December 30, 2005 was $4.95.  The purpose of the accelerated vesting was to enable us to reduce future stock compensation expense associated with these options in future years upon adoption of SFAS No. 123(R) on January 1, 2006.  No compensation expense was recognized in 2005 upon the acceleration, although $3.1 million is recognized in our 2005 pro forma stock-based employee compensation expense presented in Note B.  We would have reflected this $3.1 million of pre-tax expense in our consolidated financial statements in future years.

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

The statement requires companies to assess the most appropriate model to calculate the value of stock-based compensation. Through December 31, 2005 we had used the Black-Scholes option pricing model to value options and are currently assessing which model we may use in the future under the statement, and we may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option pricing model. In addition, there are a number of other requirements under the new standard that will result in differing accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options. In addition to the appropriate fair value model to be used for valuing share-based payments, we will also be required to determine the transition method to be used at the date of adoption. The statement provides for two transition methods to be used at the date of adoption.  The modified retrospective method is an alternative method that may be used by entities that had previously adopted the fair value accounting called for in FASB Statement No. 123.  Since we did not adopt that accounting, the election is not available to us.  Accordingly, we are required to use the modified prospective method, which requires that compensation expense be recorded for all unvested stock options and restricted stock on the effective date of FASB Statement No. 123(R), January 1, 2006 in our case.

Upon adoption, this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than merely disclosing the impact on our consolidated net income within our footnotes as is our current practice. The amounts disclosed within our footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of FASB Statement No. 123(R). Compensation expense calculated under FASB Statement No. 123(R) may differ from amounts currently disclosed within our footnotes due to future changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates, or other factors. In addition, upon adoption of FASB Statement No. 123(R) we may choose to use a different valuation model to value the compensation expense associated with employee stock options. FASB Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, whether additional stock

Back to Index

options are granted and when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $0.3 million, $4.0 million and $2.4 million in 2005, 2004 and 2003, respectively.

In March 2005, the Securities and Exchange Commission released SEC Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R). SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We are currently reviewing the effect of FASB Statement No. 123(R) and SAB No. 107 on our consolidated financial statements.

15. Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred approximately $15.9 and $3.4 million in advertising expense during 2005 and 2004, respectively. The majority of this was spent by MIVA Direct to promote their desktop consumer software product in 2005 and 2004. Additionally, in 2005 we invested approximately $1.4 million in a marketing effort in connection with rebranding our company to MIVA, Inc. as previously discussed. No material amounts were recognized in 2003 related to advertising expense.

16. Income Taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards, and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

17. Goodwill and Other Long-lived Assets

Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques that reflect the consideration of a number of factors, including valuations performed by third party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. We perform goodwill impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. We compare the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, we perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

We perform indefinite-lived impairment tests on an annual basis as of October 1st or more frequently in certain circumstances. We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Additionally, on an annual basis, we review the useful lives of these assets to ensure they remain appropriate. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, an increase in competition or loss of affiliates, and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators,

Back to Index

the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

The goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset.  Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data.  Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

During 2004, we acquired a number of businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited history on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses; however, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. As a result, additional impairment losses such as the ones recorded during 2004 and 2005 are possible.  Should future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized.

18. Reclassifications

We have reclassified certain expenses previously reported as Search Serving and Marketing, Sales, and Service expenses as Cost of Services for all historical periods presented on the consolidated statements of operations.  The reclassification does not result in any increase or decrease in total expenses for any period presented.  The nature of the expenses reclassified is discussed in the “Cost of Services” section of this footnote.

19. Cost of Services

Cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other direct expenses associated with the production and usage of the MIVA Media Network including third party patent license royalty payments.

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

20. Foreign Currency Translation

MIVA Media Europe operates in several European countries whose functional currency is either the British Pound, the Euro or the Swedish Krona. Results of operations from MIVA Media Europe are translated to U.S. dollars using average exchange rates each month. Assets and liabilities are translated into U.S. Dollars using the exchange rate on the balance sheet date. Resulting translation adjustments are recorded in Accumulated Other Comprehensive Income in the Stockholders’ Equity section of the consolidated balance sheets.

Back to Index

NOTE C – MERGERS , ACQUISITIONS, and DISPOSITIONS

Mergers and Acquisitions

There were no mergers or acquisitions during 2005. Mergers and acquisitions completed in 2004 included MIVA Small Business, MIVA Direct, B&B Advertising and MIVA Media Europe.

MIVA Small Business

On January 1, 2004, we acquired all of the outstanding stock of Miva (now MIVA Small Business or MSB), a leading supplier of e-commerce software and services to small and medium-sized businesses (SMEs). Through this acquisition, we combined several of MSB’s commerce enabling services to provide a more comprehensive business solution to small and medium sized enterprises. Results from MIVA Small Business are included in our operations beginning on January 1, 2004.

The total purchase price of approximately $6.2 million consisted of $1.3 million in cash consideration, the issuance of a note payable for $1.4 million, the issuance of 163,550 shares of common stock valued at $3.1 million, and direct transaction costs of approximately $0.4 million. For accounting purposes, the value of the common stock was based on the average of the closing prices for the two days prior to the completion of the acquisition. The note is non-interest bearing and payable in four quarterly installments beginning April 1, 2004 and as of December 31, 2004 the amount owed was $0.3 million. The final payment was made pursuant to the note in January 2005. We also assumed $1.8 million of MSB’s liabilities.

MIVA Direct

On March 22, 2004, we acquired all of the outstanding stock of Comet (now MIVA Direct), a leading provider of connected desktop consumer software. Through MIVA Direct, we have access to the millions of consumers who have voluntarily downloaded MIVA Direct software and search functionality directly onto their personal computers. This direct connection to the end consumer has allowed us to enhance our keyword-targeted, performance-based advertising service. In addition, we have leveraged MIVA Direct’s desktop software technology to offer toolbars and other downloadable applications to our MIVA Media Network partners under our partners’ own brands, increasing the value we can provide to our distribution partners. Results from MIVA Direct are included in our operations beginning on March 22, 2004.

The total purchase price of approximately $26.9 million consisted of $11.1 million in cash consideration, which included $1.1 million and $1.7 million of contingent earnout that has been earned by the sellers as of December 31, 2004 and 2005, respectively, the issuance of 837,510 shares of common stock valued at $15.4 million, and direct transaction costs of approximately $0.4 million. For accounting purposes the value of the common stock was based on our stock’s average closing stock price for the date of the completion of the acquisition and the two trading days prior to the closing date. The purchase agreement provided MIVA Direct’s stockholders with the right to receive up to an additional $10.0 million in cash based on MIVA Direct’s operating performance in 2004 and 2005 (up to $5.0 million for each calendar year). As of December 31, 2005, both of the contractual earnout periods had ended. Approximately $1.1 million of a possible $5.0 million had been earned in the first period and an additional $1.7 was earned in the second and final earnout period, of the possible $5.0 million, that ended on December 31, 2005.  The amounts earned in the first and second earnout periods will be paid during 2006.

B&B Advertising

On June 4, 2004, we acquired certain assets of B&B Enterprises, Inc. (now B&B Advertising). The assets purchased were comprised of B&B’s proprietary client tools, distribution partner interfaces and implementation software used within its performance-based, keyword-targeted advertising business. This acquisition allows the MIVA Media Network to target small distribution partners through the related proprietary tools and processes.  Results from B&B Advertising are included in our operations beginning on June 4, 2004.

Back to Index

The total purchase price of approximately $14.9 million consisted of $10.8 million in cash consideration, consulting agreements with the two founders of B&B for an aggregate consideration of $0.5 million, direct transaction costs of approximately $0.1 million and an advance of $3.5 million on a contingent earnout. The total possible earnout was $10.3 million and was based on B&B’s achievement of certain performance targets in 2004 and 2005. As of December 31, 2005, all of the targets related to the final earnout were met and the entire $10.3 million was earned and paid.

MIVA Media Europe

On July 1, 2004, our subsidiary merged with Espotting (now MIVA Media Europe), one of Europe’s leading paid listing providers, resulting in MIVA Media Europe becoming our wholly-owned subsidiary. The combination of MIVA Media US and MIVA Media Europe created an international leader in performance based marketing, with operations and partnerships throughout the world. The merger also expanded our core services into a geographic region where it previously had only a minor presence. Results from MIVA Media Europe are included in our operations beginning on July 1, 2004.

The total purchase price of approximately $183.9 million consisted of $12.0 million in cash consideration, the issuance of 6,999,995 shares of common stock valued at $155.7 million, the issuance of options valued at $12.7 million to purchase 689,252 shares of our common stock at a weighted average exercise price of $5.10, in exchange for options and warrants held by MIVA Media Europe employees and affiliates, and estimated direct transaction costs of approximately $3.4 million. The value of our common stock issued in connection with the merger was based on the average closing stock price for the date of the completion of the merger and the two trading days prior to the closing date for accounting purposes. The value of the stock options was based on the fair value of the options using the Black-Scholes method.

The aggregate purchase price and cash consideration for these acquisitions is reflected below (price in thousands):

Entity	Date of Acquisition/Merger	Aggregate Purchase Price	Cash Portion of Purchase Price

MSB	January 1, 2004	$6,562	$3,060
MIVA Direct	March 22, 2004	26,912	11,184
B&B	June 4, 2004	14,923	14,817
MIVA Media Europe	July 1, 2004	183,875	12,040

The cash portion related to MIVA Direct and B&B includes amounts earned subsequent to each acquisition with respect to earnout agreements based on MIVA Direct and B&B’s operating performance through December 31, 2005. Goodwill with a remaining balance at December 31, 2005 of approximately $75.7 million (net of non-cash impairment charges) and other intangible assets of approximately $31.4 million (net of non-cash impairment charges) were recorded as a result of the mergers and acquisitions. The balances in goodwill and other intangible assets reflect transactions and adjustments subsequent to the acquisition of the subsidiaries.  The balances in goodwill and other intangible assets are primarily recorded in British Pounds Sterling and are subject to the fluctuations of foreign currency exchange rates.

The purchase price allocations for MSB, MIVA Direct, B&B and MIVA Media Europe were finalized in 2004.

The results of operations of MSB, MIVA Direct, B&B and MIVA Media Europe have been included in our statements of operations since the completion of the acquisitions on January 1, 2004, March 22, 2004, June 4, 2004 and July 1, 2004, respectively.

Back to Index

The following unaudited pro forma information presents a summary of the results of our operations assuming the acquisitions of MSB, MIVA Direct, B&B and MIVA Media Europe occurred on January 1, 2003 (in thousands, except per share amounts):

	For the year ended December 31,

	2005	2004	2003

Net revenues	$194,616	$235,852	$179,893
Net income (loss)	$(130,167)	$20,546	$(3,900)
Net income (loss) per share - basic	$(4.23)	$0.68	$(0.14)
Net income (loss) per share - diluted	$(4.23)	$0.63	$(0.13)

Disposition

On July 6, 2005, we announced that we had completed a private label agreement with Eniro AB, the leading directory company in the Nordic media market.  The agreement covers all four Nordic Markets – Sweden, Denmark, Norway and Finland.  In connection with the agreement, Eniro acquired substantially all of the assets of our indirect, wholly-owned subsidiary Espotting Scandinavia AB.  The private label agreement allows MIVA to provide Eniro the capability to enter the Performance Marketing sector under their own brand name using our developed technology and advertisers.  We have recorded the excess of purchase price received over the fair value of the assets sold as a gain on the sale of this business of $0.6 million in the 2005 consolidated statement of operations.  Due to the continuing involvement in the operations of this indirect, wholly-owned subsidiary through the private label agreement, we have concluded that this does not qualify for discontinued operations classification.

NOTE D – PROPERTY AND EQUIPMENT

Property and equipment, net at December 31, consisted of the following (in thousands):

	December 31,		Estimated Useful Life

	2005	2004

Technical equipment	$16,081	$11,513	3 years
Furniture	2,276	2,016	5 years
Leasehold improvements	860	114	10 years
Capitalized software	9,289	8,901	2 to 5 years

	28,506	22,544
Less accumulated depreciation and amortization	(11,487)	(5,789)

	$17,019	$16,755

Depreciation expense was $5.3 million, $3.4 million and $1.8 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Back to Index

NOTE E - ACCRUED EXPENSES

Accrued expenses at December 31, consisted of the following (in thousands):

	December 31,

	2005	2004

Revenue-sharing agreements	$3,004	$4,995
Accrued compensation	2,566	3,546
Professional fees	2,277	1,843
Operating expenses	2,065	954
Earnout and acquisition related	2,794	1,820
Value added tax payable	308	1,298
Other taxes payable	3,938	1,068
Other	2,271	642

	$19,223	$16,166

NOTE F – INTANGIBLE ASSETS

The balance in intangible assets at December 31, 2005, consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$18,416	$(4,545)	$13,871	6
Developed technology	9,347	(2,416)	6,931	5
Customer relationships	1,776	(938)	838	3
Other definite-lived intangibles	912	(419)	493	10
Indefinite-lived intellectual property	1,038	—	1,038	Indefinite
Goodwill	75,659	—	75,659	Indefinite

	$107,148	$(8,318)	$98,830

Back to Index

The balance in intangible assets at December 31, 2004, consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$20,510	$(1,774)	$18,736	6
Developed technology	12,069	(1,820)	10,249	5
Customer relationships	4,392	(1,745)	2,647	5
Other definite-lived intangibles	1,105	(250)	855	7
Indefinite-lived intellectual property	1,816	—	1,816	Indefinite
Goodwill	201,183	—	201,183	Indefinite

	$241,075	$(5,589)	$235,486

The significant change in the balance of goodwill in 2005 compared with the end of 2004 was the result of the impairment of goodwill recorded in the second and third quarters of 2005.  Please see Note G “Impairment” for additional information.

Amortization expense related to intangible assets was $6.5 million, $5.6 million and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

Changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004, are as follows (in thousands):

	Performance Marketing	Merchant Services	Total

Balance as of January 1, 2004	$—	$—	$—
Goodwill recorded as result of acquisition	182,881	4,442	187,323
Additional purchase price consideration due pursuant to earn outs	4,653	—	4,653
Goodwill impairment	—	(1,140)	(1,140)
Income tax adjustments	(1,453)	—	(1,453)
Foreign currency translation adjustments	11,800	—	11,800

Balance as of January 1, 2005	197,881	3,302	201,183
Additional purchase price consideration due pursuant to earn outs	8,441	360	8,801
Goodwill impairment	(116,555)	(3,662)	(120,217)
Income tax adjustments	(2,479)	—	(2,479)
Foreign currency translation adjustments	(11,629)	—	(11,629)

Balance as of December 31, 2005	$75,659	$—	$75,659

The income tax adjustments to goodwill relate primarily to the partial utilization of NOLs that were offset by valuation allowances established in our accounting for our acquisition of MIVA Media Europe and the tax benefits of certain stock options exercised by MIVA Media Europe option holders.  At December 31, 2005 we have $76.7 million of intangible assets that are not subject to amortization.

All of the intangible assets were acquired in 2004 related to the acquisition or merger of MSB, MIVA Direct, B&B Advertising and MIVA Media Europe. The weighted average useful economic life for all definite-lived intangibles is approximately six years. It is estimated that there will be no significant residual value for the intangible assets. The amortization associated with our intangible assets is not deductible for income tax purposes.

Back to Index

As of December 31, 2005, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2006	$5,720
2007	5,462
2008	5,182
2009	3,659
2010	1,757
Thereafter	353

$22,133

NOTE G - IMPAIRMENT

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are tested for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In performing this assessment, we compare the carrying value of our reporting units to their fair value.  Quoted market prices in active stock markets are often the best evidence of fair value; therefore a significant decrease in our stock price could indicate that an impairment of goodwill exists.

During the second quarter of 2005, our earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects including reduced traffic generated by our distribution partners as a result of traffic reductions resulting from the removal by us of certain distribution partners or their sub-affiliates undertaken in late April 2005, and lower-than-expected profitability at our MIVA Direct and MIVA Small Business divisions.  In addition, during the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the amount of our recorded equity. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other indefinite-lived intangibles were impaired.  The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows.  These tests indicated that the carrying amount of the reporting units exceeded their fair value and led us to conclude that goodwill was impaired. As part of the two step analysis required, the implied fair value of goodwill and other intangibles was determined through the allocation of the fair value to the underlying assets and liabilities, and a preliminary non-cash impairment charge of $118.4 million was recorded to adjust the carrying value of goodwill and $0.5 million to adjust the value of other indefinite-lived intellectual property to their fair value.  The non-cash charge was recorded at MIVA Media Europe ($114.2 million), MIVA Direct ($2.8 million) and MSB ($1.9 million).  At the time of the filing of the second quarter 10-Q, the second step of the impairment analysis had not been finalized, therefore we recorded the best estimate of the impairment at the time of $118.9 million as Impairment loss on goodwill and other assets in the accompanying consolidated statements of operations.  The final measurement of the impairment was completed in the third quarter of 2005, resulting in no change from the original estimate.

In addition, during the third quarter of 2005 the Company updated its projections resulting in further indicators of goodwill impairment for the Company.  The projections for all reporting units were not significantly changed with the exception of MSB.  Events specific to MSB caused us to further reduce our projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software.  As a result, an additional goodwill impairment charge of $1.8 million was recorded for the quarter ended September 30, 2005 as Impairment loss on goodwill and other assets in the accompanying consolidated statements of operations. As a result of this impairment charge, MSB has no remaining goodwill.

Back to Index

The fair value of the reporting unit under step one and individual assets under step two were determined by an independent third-party using methodologies that include both a market and an income approach.  The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets serviced, along with a survey of transactions involving similar public and non-public companies.  The income approach was based on the economic benefit stream of discounted future cash flows.  After the non-cash charge for impairment, $60.9 million of goodwill and other indefinite-lived intangibles remains at MIVA Media Europe, $9.5 million at B&B, $6.3 million at MIVA Direct and $0.0 million at MSB.

In connection with the results of the FASB Statement No. 142 impairment tests summarized above, factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was undertaken as of September 30, 2005 resulting in an impairment charge of $2.5 million for MIVA Small Business recorded in “Impairment loss on goodwill and other assets” in the accompanying consolidated statements of operations.  Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements that were written down to their fair value.  As a result of this impairment charge, MIVA Small Business has no remaining long-lived intangible assets.

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

NOTE H – JOINT VENTURE

ThomasB2B.com

On April 1, 2004, we entered into a joint venture with Thomas Global Register, LLC (“Thomas”), a leading publisher of global business-to-business Internet directories, and a division of Thomas Publishing Company LLC. Under the terms of the agreement, we and Thomas established ThomasB2B.com LLC, which powered a marketplace listings service using our Private Label service. We made an initial capital contribution of $0.4 million on April 1, 2004 for our 50% membership interest and made an additional contribution of $0.4 million in the fourth quarter of 2004. We made additional capital contributions of $0.3 million during 2005. The terms of the joint venture agreement provide that our losses will be limited to the extent of our capital contribution. The investment in ThomasB2B.com is being accounted for using the equity method. As of December 31, 2005 and 2004, the carrying value of the investment was approximately $0.0 million and $0.4 million, respectively and is recorded in Other Assets. The investment was reduced to zero during September 2005 as the Board approved the dissolution of the joint venture.  Our portion of net losses of the joint venture was $0.4 million in both 2005 and 2004 and is included in general and administrative expenses.

NOTE I – PER SHARE DATA

For the year ended December 31, 2005, we incurred a loss; therefore, potentially dilutive shares (related to stock options, warrants and restricted stock units) are not included in the per share data, as they would have an anti-dilutive effect on loss per share. Had we not recorded a loss, the number of stock options excluded in the computation of diluted EPS and the range of exercise prices would have been 1.1 million shares at a price range of $7.75 - $26.81. The excluded anti-dilutive amounts for the years ended December 31, 2004 and 2003, were options and warrants outstanding to purchase 0.6 million shares at a price range of $18.91–$26.81 and

Back to Index

options and warrants outstanding to purchase 34,000 shares at a price range of $15.33–$27.72, respectively.

The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Weighted-average number of common shares outstanding-basic	30,782	26,318	19,867
Dilution from stock options, warrants, and restricted stock units	—	2,200	2,209

Weighted-average number of common shares and potential common shares outstanding - diluted	30,782	28,518	22,076

NOTE J – LITIGATION

Overture Litigation

On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”).  Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361, and Yahoo! agreed to release all claims in the lawsuit.  Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and received a royalty bearing non-exclusive license to certain Yahoo! patents.  The charge for the $8.0 million one-time payment was recorded during the second quarter and paid during the third quarter of 2005. The royalty is based on our use of certain patents and is paid quarterly.

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling.  Three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transaction with us, and we have entered into an agreement with one of these industry partners to resolve such claims. We believe that both the underlying and indemnity claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources and other factors.

Lane’s Gifts and Collectibles Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated.  The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy.  All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks

Back to Index

on their advertisements that were not made by bona fide customers.  The lawsuit is brought on behalf of a putative class of individuals that allegedly “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, and other remedies.

Two plaintiffs - Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005.  We believe we have no contractual or other relationship with either of the remaining plaintiffs.  On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims upon which relief may be granted.  On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction.  The court has not yet ruled on these motions.  On January 9, 2006, the court stayed the case for 60 days to permit two defendants, Google Inc. and AskJeeves, Inc., to mediate with the Plaintiffs. The court will enter a new scheduling order for the case after the stay expires.

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

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our present and former officers and directors in the United States District Court for the Middle District of Florida.  The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants also violated Section 20(a) of the Act as “control persons” of MIVA.  Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

Plaintiffs allege generally that, during the putative class period, we made misleading statements and omitted material information regarding (1) the goodwill associated with a recent acquisition, (2) certain material weaknesses in our internal controls, and (3) the Internet traffic generated by and business relationships with certain distribution partners.  Plaintiffs assert that we and the individual defendants made these misstatements and omissions in order to keep our stock price high to allow certain individual defendants to sell stock at an artificially inflated price.  Plaintiffs seek unspecified damages and other relief.

On July 27, 2005, the Court consolidated all of the outstanding lawsuits under the case style In re MIVA, Inc. Securities Litigation, selected lead plaintiff and lead counsel for the consolidated cases, and granted Plaintiffs leave to file a consolidated amended complaint, which was filed on August 16, 2005.  We and the other defendants moved to dismiss the complaint on September 8, 2005.

On December 28, 2005, the Court granted Defendants’ motion to dismiss.  The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006.  On February 9, 2006, Defendants filed a renewed motion to dismiss. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including as relates to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Back to Index

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

On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved.  On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above.  On January 11, 2006, the Court lifted the stay imposed on August 31, 2005.  On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including as relates to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Payday Advance Plus, Inc.

On October 19, 2005, a putative class action was filed in the U.S. District Court for the Central District of California, Los Angeles Division, against us and Advertising.com, Inc. by Payday Advance Plus, Inc.  The Complaint alleged that Advertising.com, a MIVA Media Network distribution partner, engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation.  The lawsuit was brought on behalf of a putative class of individuals who were allegedly overcharged by the defendants’ alleged conduct and sought monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies.

On January 3, 2006, we filed a motion to dismiss the Complaint for improper venue because the Complaint was filed in violation of the forum selection clause in MIVA’s contract with the plaintiff, which requires that all disputes be filed in New York.  The plaintiff filed a request for voluntary dismissal of the case on February 1, 2006, and the court dismissed the case on February 2, 2006.  The plaintiff has indicated that it may re-file the lawsuit in New York.

We believe we have strong defenses to plaintiff’s claims, should they be re-filed.  We have not assessed the amount of potential damages involved in plaintiff’s claims and would be unable to do so unless and until a class was certified by the court.  If re-filed, we would defend the claims vigorously.  Regardless of the outcome, the litigation, if re-filed, could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operations.

No accruals for losses as of December 31, 2005 have been recorded related to any of the legal proceedings. We expense all legal fees for litigation as incurred.

NOTE K - DEBT

Bank Debt

We have entered into a leasing line of credit agreement which provides for up to $2.0 million to be used for capital expenditures. This agreement only covers U.S. based assets and the expiration for new draw downs is October 31, 2006. As of December 31, 2005, we had no amounts outstanding under this agreement.

As of February 19, 2004, we entered into a $10.0 million revolving loan facility, which expired on June 30, 2005, with a commercial lending institution. At the time of expiration and as of December 31, 2004, there were no outstanding borrowings under the facility.

Back to Index

Seller Notes Payable

Prior to our acquisition of MIVA Direct, MIVA Direct purchased the domain names associated with Screensavers.com, Inc., which requires monthly installments of $12,500 until April 2006 pursuant to a non-interest bearing note. The obligation is collateralized by the underlying domain names. In accounting for this obligation it was discounted to its present value using an implied rate of 4.5%.

Software License Agreement

On December 29, 2004, we entered into a Perpetual License Agreement with Fast Search & Transfer, entitling us to an enterprise license for FAST’s Data SearchTM 360 data search and analysis software. We agreed to pay a license fee of $7.0 million for the software, $0.7 million of which was paid upon signing the agreement in December 2004. A payment of $3.5 million was made in March 2005, with additional payments of approximately $0.4 million to be made quarterly through December 2007. The perpetual license is included in capitalized software in the amount of $6.0 million at December 31, 2005 representing payments made to date. The obligation is collateralized by the underlying perpetual license and was discounted to its present value using an implied interest rate of 5.14%.

The following table summarizes our long-term debt (in thousands):

	December 31,

	2005	2004

Obligation to Screensavers.com, principal and interest payable monthly - net of discount $0 and of $6, respectively	$50	$194
Obligation to formers shareholders of MSB	—	341
Obligation to FAST Software-net of discount of $249 and $321, respectively	2,550	5,979

Total long-term debt	2,600	6,514

Less current portion - net of discount of of $209 and $50, respectively	(1,240)	(3,941)

Long-term debt	$1,360	$2,573

The following table summarizes future payments to FAST Search & Transfer, Screensavers.com and MSB’s former shareholders as of December 31, 2004 (in thousands):

2006	$1,450
2007	1,400

$2,850

Interest expense totaled $0.4 million in 2005 and $0.1 million in 2004.

NOTE L – COMMITMENTS AND CONTINGENCIES

We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded by payments from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through December 2007.

We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010.  In addition, we have ongoing royalty payments based on our use of those patents.

Back to Index

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, guaranteed distributor payments, a royalty agreement, and a prior acquisition agreement, which consisted of the following at December 31, 2005 (in thousands):

	Operating Leases	Guaranteed Distribution Partner Payments	Royalty Agreement	Acquisition Earnout

2006	$2,610	$781	$800	$2,795
2007	2,543	47	800	—
2008	2,475	—	800	—
2009	2,380	—	800	—
2010	2,497	—	600	—
Thereafter	5,013	—	—	—

	$17,518	$828	$3,800	$2,795

For the years ended December 31, 2005, 2004, and 2003, we recorded $2.8 million, $1.8 million, and $0.9 million, respectively, as rent expense under operating leasing arrangements.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to advertisers, agencies, distribution partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements.

During January 2006, we announced that we retained the investment banking firm Deutsche Bank Securities to assist our Board of Directors in exploring and evaluating a range of strategic opportunities to enhance shareholder value. Deutsche Bank will help the Board analyze options including, but not limited to, the raising of capital through the sale of securities or assets of the Company, a recapitalization, strategic acquisitions, and the combination, sale or merger of the business with another entity offering strategic opportunities for growth.

Back to Index

On February 23, 2006, we entered into a Lease Modification and Extension Agreement, pursuant to which we reduced the amount of office space we were leasing in New York.  In connection with this modification to the existing lease for the New York space, we also extended the term of such lease through January 31, 2016.  Our monthly lease payments were also reduced in connection with the reduction in space. Future minimum payments related to this modified lease are as follows:

2006	$517
2007	432
2008	445
2009	459
2010	472
Thereafter	2,629

$4,954

NOTE M – SEGMENT INFORMATION

We currently report our results in two operating segments, performance marketing and merchant services.  The performance marketing segment distributes ads across our publisher network to match advertiser selected keywords with consumers who are searching for products and services related to the keywords.  In addition, products such as private branded toolbars, configurable algorithmic search, contextual capabilities, and expandable banners are offered in the performance marketing segment.  The merchant services segment offers an e-commerce platform that includes storefronts, payment processing, logistics management, and professional service.  In the years ended December 31, 2004 and 2005, the merchant services segment did not meet the quantitative thresholds that require separate information to be reported. Our segment reporting is consistent with the manner in which our business is managed and our resources are allocated by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

Back to Index

Information identifying results for the performance marketing and merchant services segments are as follows (in thousands):

	Performance Marketing	Merchant Services	Total

Year ended December 31, 2005
Revenue	$190,772	$3,844	$194,616
Operating loss	(125,390)	(5,672)	(131,062)
Interest income	868	—	868
Interest expense	(406)	(4)	(410)
Depreciation and amortization	12,966	417	13,383
Patent litigation settlement	8,000	—	8,000
Income tax expense (benefit)	(20)	(536)	(556)
Impairment loss on goodwill & other assets	117,055	6,133	123,188
Net loss	(125,028)	(5,139)	(130,167)
Total assets	188,717	2,075	190,792
Year ended December 31, 2004
Revenue	167,304	2,166	169,470
Operating income (loss)	29,168	(2,265)	26,903
Interest income	620	—	620
Interest expense	(125)	(1)	(126)
Depreciation and amortization	8,636	458	9,094
Income tax expense (benefit)	11,047	(357)	10,690
Impairment loss on goodwill & other assets	—	1,140	1,140
Net income	18,937	(1,909)	17,028
Total assets	332,842	8,362	341,204
Year ended December 31, 2003
Revenue	72,221	—	72,221
Operating income	18,332	—	18,332
Interest income	534	—	534
Interest expense	(2)	—	(2)
Depreciation and amortization	1,755	—	1,755
Income tax expense (benefit)	7,106	—	7,106
Impairment loss on goodwill & other assets	—	—	—
Net income	11,758	—	11,758
Total assets	$74,658	$—	$74,658

Back to Index

          Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived Assets

Year ended December 31, 2005
United States	$93,934	$38,314
United Kingdom	60,080	77,312
Other International	40,601	1,282

Total	$194,616	$116,908

Year ended December 31, 2004
United States	$112,172	$42,556
United Kingdom	38,924	210,272
Other International	18,374	380

Total	$169,470	$253,208

Year ended December 31, 2003
United States	$72,221	$4,851
United Kingdom	—	—
Other International	—	—

Total	$72,221	$4,851

Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to one of several European entities, including France, Germany, Spain, and Italy that are subsidiaries of MIVA Media (UK) Ltd.  In addition, activity from Sweden, Denmark, Norway and Finland is included to the extent of the private label agreement with Eniro AB.  This private label agreement was signed in conjunction with the sale of substantially all of the assets of our indirect, wholly owned subsidiary Espotting Scandinavia AB to Eniro AB during the third quarter of 2005.

NOTE N - RELATED PARTY TRANSACTIONS

During November 2005, the Company entered into an agreement for public relations professional services with Racepoint Group, Inc. (Racepoint) through April 2006.  For the year ended December 31, 2005, we incurred fees from Racepoint of approximately $28,000.  Larry Weber, who joined our Board of Directors in June 2005, is the Chairman and Founder of W2 Group, which owns Racepoint.

During September 2005, Sebastian Bishop, our Chief Marketing Officer and Director, became a Director of Steakmedia Limited and also owns a 2.5% interest in Steakmedia.  Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother.  We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers.  In addition, we pay Steakmedia a commission on the revenue generated from these advertisers.  Amounts invoiced to Steakmedia during 2005 were approximately $469,000 and commissions paid during 2005 were $39,000.

Back to Index

NOTE O - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Current:
United States federal	$(4,778)	$6,167	$5,301
State	89	922	915
Foreign	4,724	1,657	—

	35	8,746	6,216

Deferred:
United States federal and state	(550)	1,138	890
Foreign	(41)	806	—

	(591)	1,944	890

	$(556)	$10,690	$7,106

The components of income (loss) before income taxes are as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

United States	$(21,201)	$21,877	$18,864
Foreign	(109,522)	5,841	—

	$(130,723)	$27,718	$18,864

A reconciliation of the difference between the expected provision for income taxes using the statutory United States Federal tax rate and our actual provision is as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Tax (benefit) using statutory United States federal tax rate	$(45,753)	$9,701	$6,602
Effect of state income taxes	(89)	922	687
Write-down of non-deductible costs in excess of net assets of acquired companies	2,569	433	—
Foreign tax rate differential	2,268	(293)	—
Foreign operating losses not benefited	40,764	712	—
Transaction costs	—	(570)	—
Deferred tax asset valuation allowance	—	(94)	(183)
Other	(315)	(121)	—

	$(556)	$10,690	$7,106

Back to Index

Our current tax benefit excludes the effect of stock option compensation deductible for tax purposes in the US and overseas as these amounts were credited to additional paid-in-capital.  The amount excluded is $0.3 million in the United States and $0.2 million in foreign jurisdictions for the year ended December 31, 2005.  These amounts were $4.0 million and $0.9 million, respectively, for the year ended December 31, 2004, and $2.4 million in the United States only for the year ended December 31, 2003.  These amounts were credited to additional-paid-in-capital, with the exception of the $0.2 million and $0.9 million reduction to the foreign tax provision in 2005 and 2004, which were credited to goodwill as they related to options exchanged prior to our merger with MIVA Media Europe.

In addition, payments of our 2005 and 2004 current tax liability was reduced by $1.3 million and by $0.6 million, respectively, for our foreign operations representing the utilization of NOLs acquired in our merger with MIVA Media Europe.  The use of these NOLs resulted in a reduction in the valuation allowance for the same amounts with a corresponding credit to goodwill.  None of our goodwill is expected to be deductible for income tax purposes.

Deferred taxes arise due to temporary differences in reporting of certain income and expense items for book purposes and income tax purposes. We anticipate that our taxable temporary differences will reverse in the same period as the deductible temporary differences, therefore assuring the realization of the non-reserved portion of its deferred tax assets.  Detail of the significant components of deferred tax assets and liabilities in the accompanying consolidated balance sheet before netting within tax jurisdictions are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets, short-term
Accounts receivable allowances	$191	$521
Accruals	827	359
Net operating losses	122	1,630

Total	1,140	2,510
Deferred tax assets, long-term
Intangibles	235	95
Accruals	—	400
Net operating losses	18,837	18,198
Valuation allowance	(9,189)	(10,487)

Total	9,883	8,206
Deferred tax liabilities, long-term
Capitalized software	(3,257)	(697)
Fixed assets	(254)	(1,280)
Intangibles	(6,323)	(9,866)
Other	(132)	(254)

Total	(9,966)	(12,097)

Net deferred tax liabilities	$1,057	$(1,381)

Our investments in certain foreign subsidiaries are permanently invested abroad and will not be repatriated to the U.S. in the foreseeable future. In accordance with APB 23, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.

Back to Index

At December 31, 2005, we are limited to annual acquired net operating loss (NOL) utilization in the United States of $3.5 million.  United States and foreign NOL carryforwards, are comprised of (in thousands):

Year of Expiration	United States	Foreign

2008	$—	$3,022
2009	—	2,606
2017	—	2,815
2018	—	902
2019	2,189	663
2020	12,240	—
2021	8,377	—
2022	679	—
2023	1,038	—
Indefinite	—	13,574

Total	$24,523	$23,582

As of December 31, 2005, the deferred tax assets related to NOLs in foreign jurisdictions are fully offset by a valuation allowance. Tax benefits related to the subsequent utilization of the valuation allowances recorded in conjunction with the merger and acquisitions will be allocated to reduce goodwill.

We record liabilities in current income taxes for probable assessments. The accruals relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what we believe will be the ultimate resolution of these positions. These liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.  MIVA Media International has recorded an accrual in the amount of $0.8 million for contingent tax liabilities related to activity prior to our acquisition in 2004.

NOTE P - STOCK INCENTIVE PLANS

In June 1999, our Board of Directors adopted the 1999 Stock Incentive Plan. The total number of shares reserved and available for distribution to our key employees, officers, directors, consultants and other agents and advisors under the 1999 Plan as of December 31, 1999, was 1.0 million shares. Awards under the 1999 Plan consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards and stock appreciation rights. In January 2000, the Board of Directors amended the 1999 Plan to increase the total number of shares reserved and available for distribution to key employees, officers, directors, consultants and other agents to 2.0 million shares, which was approved by the shareholders in July 2000.

On June 11, 2001, our shareholders approved an amendment increasing the number of shares available for issuance under the 1999 Plan from 2.0 million to 4.2 million shares and increasing the number of shares an individual employee can receive from 0.6 million to 1.0 million.

On December 15, 2003, our shareholders approved an amendment increasing the number of shares available for issuance under the 1999 Plan from 4.2 million to 6.2 million. During 2004, our shareholders approved the 2004 Stock Incentive Plan and the EMI Replacement Option Plan, with 3.0 million shares initially available for issuance. As of December 31, 2005, 1.6 million shares remained available for future grants under these plans. After grants related to

Back to Index

contractual obligations and to non-executive employees on January 5, 2006, 0.7 million shares remain available.

On October 19, 2005, the Company entered into Restricted Stock Unit Agreements and Option Cancellation Agreements with certain of its officers and directors.  Pursuant to these agreements, certain officers and directors exchanged an aggregate of 1,332,806 stock options held by them having an exercise price at or above $10 per share for an aggregate of 931,852 restricted stock units.  In addition, an aggregate of 118,593 restricted stock units were granted to an officer/director and a director.  All restricted stock units vest over a two year period.  As a result of this transaction, the intrinsic value of the restricted stock units is required to be recognized as compensation expense ratably over the vesting period and therefore a charge of approximately $0.6 million was recorded in the fourth quarter of 2005.

On December 27, 2005, the Compensation Committee of the Board of Directors approved accelerating the full vesting as of December 30, 2005, of approximately 0.4 million unvested stock options outstanding under our stock plans that were granted between January 1, 2002, and December 31, 2004.  The options had a range of exercise prices of $3.01 to $23.50 and a weighted average exercise price of $16.18.  The closing price of our common stock on December 30, 2005, was $4.95.  The purpose of the accelerated vesting was to enable us to reduce stock compensation expense associated with these options in future years upon adoption of SFAS No. 123(R) on January 1, 2006.  No compensation expense was recognized in 2005 upon the acceleration, although $3.1 million is recognized in our 2005 pro forma stock-based employee compensation expense presented in Note B. We would have reflected this $3.1 million of pre-tax expense in our consolidated financial statements in future years.

We continue to believe that employee stock options represent an appropriate and essential component of our overall compensation program. We grant options to substantially all employees and believe that this broad-based program helps us to attract, motivate, and retain high quality employees, to the ultimate benefit of our stockholders. During the years ended December 31, 2005, 2004, and 2003, we granted options to employees and directors to purchase shares totaling approximately 2.1 million, 2.2 million, and 0.7 million, respectively.  We granted 35,000 options to non-employees (other than directors) in 2005.  There were no options issued to non-employees in 2004 and 2003. The options issued in 2004 included options to purchase approximately 0.7 million shares issued to employees and others associated with MIVA Media Europe in exchange for options or warrants they held in MIVA Media Europe prior to our merger with MIVA Media Europe. The options issued to employees in 2005, 2004, and 2003 vest in a range of immediate vesting up to four years vesting and expire in ten years.

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the year ended December 31,

	2005	2004	2003

Volatility	91.1%	56.7%	63.1%
Risk-free rate	3.9%	3.9%	4.0%
Expected life	7.1 Years	8.0 Years	10.0 Years
Expected dividends	—	—	—

The weighted-average fair value of plan options granted during the years ended December 31, 2005, 2004 and 2003 was $5.73, $14.12, and $11.31, respectively, and the weighted-average exercise price was $7.87, $15.15, and $13.61, respectively.

Back to Index

The following table summarizes information as of December 31, 2005 concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts and years):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - $3.00	1,288	5.1	$1.34	1,288	$1.34
$3.01 - $6.00	2,172	8.0	4.63	823	4.44
$6.01 - $14.00	238	7.5	9.86	97	9.92
$14.01 - $27.72	897	8.2	20.01	842	20.28

	4,595	7.2	$6.98	3,050	$7.68

Stock option activity under the plans during the years ended December 31, 2005, 2004 and 2003, is summarized below (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price

Balance, December 31, 2002	3,444	$2.55
Granted	726	13.61
Exercised	(313)	2.95
Canceled	(50)	6.43

Balance, December 31, 2003	3,807	4.57
Granted	2,227	15.15
Exercised	(1,115)	3.21
Canceled	(126)	14.27

Balance, December 31, 2004	4,793	9.56
Granted	2,119	7.87
Exercised	(313)	3.55
Canceled	(2,004)	14.61

Balance, December 31, 2005	4,595	$6.98

The restricted stock unit activity for the year ended December 31, 2005 is summarized below (in thousands):

Restricted Stock Units

Balance, December 31, 2004	—
Granted	1,050
Vested	(102)
Canceled	(15)

Balance, December 31, 2005	933

Back to Index

As of December 31, 2005, 2004, and 2003, we had warrants outstanding to purchase approximately 0.1 million, 0.3 million, and 0.3 million shares of our common stock, respectively, at a weighted average exercise price of $1.00, $3.40, and $3.36, respectively. The warrant activity during the years ended December 31, 2005, 2004, and 2003, is summarized below (in thousands, except for per share amounts):

	Warrants	Weighted- Average Exercise Price

Balance, December 31, 2002	2,258	$3.59
Granted	—	—
Exercised	(1,938)	3.64
Canceled	(25)	2.50

Balance, December 31, 2003	295	3.36
Granted	—	—
Exercised	(12)	2.50
Canceled	—	—

Balance, December 31, 2004	283	3.40
Granted	—	—
Exercised	(188)	4.50
Canceled	(5)	5.50

Balance, December 31, 2005	90	$1.00

The following table summarizes information concerning currently outstanding and exercisable warrants as of December 31, 2005 (in thousands, except per share amounts and years):

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00	90	0.2	$1.00	90	$1.00

	90	0.2	$1.00	90	$1.00

All warrants were exercised during the first quarter.

Back to Index

NOTE Q – QUARTERLY FINANCIAL SUMMARY (unaudited)

	Three Months Ended

2005	March 31	June 30 (a)	September 30 (b)	December 31

	(In thousands, except per share data)
Statements of operations
Revenues	$58,188	$48,790	$44,687	$42,951
Gross profit	26,947	22,929	21,885	21,549
Gain on sale of business	—	—	631	—
Net income (loss)	3,201	(125,234)	(3,472)	(4,662)
Net income per share
Basic	$0.10	$(4.08)	$(0.11)	$(0.15)
Diluted	0.10	(4.08)	(0.11)	(0.15)

	Three Months Ended

2004	March 31	June 30	September 30	December 31 (c)

	(In thousands, except per share data)
Statements of operations
Revenues	$24,686	$27,765	$58,293	$58,726
Gross profit	12,520	15,304	27,579	27,981
Net income	3,802	3,637	4,841	4,748
Net income per share
Basic	$0.17	$0.16	$0.16	$0.16
Diluted	0.16	0.15	0.15	0.15

(a) Includes impairment charges related to goodwill and other intangible assets at MIVA Media Europe, MSB and MIVA Direct of $118.9 million. Also includes one-time payment of $8.0 million pursuant to the Agreement with Overture Services.

(b) Includes non-recurring revenue of $1.5 million recognized related to the settlements of two distribution partner disputes. Also, includes impairment charges related to goodwill and other intangible assets of $4.3 million at MSB.

(c) Includes impairment charge related to goodwill and other intangible assets at MSB of $1.1 million.

The aggregate of quarterly amounts may not equal annual amounts due to rounding.

NOTE R – EMPLOYEE BENEFIT PLANS

We provide retirement benefits to our employees through the MIVA, Inc. 401(k) Plan, pursuant to which employees may elect a number of investment options. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. The Plan permits substantially all United States employees to contribute up to 92% of their base compensation (as defined) to the Plan, limited to a maximum amount as set by the Internal Revenue Service. We may, at the discretion of the Board of Directors, make a matching contribution to the Plan. Costs charged to operations for matching contributions were $0.1 million in both 2005 and 2004.

Back to Index

MIVA, Inc.
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at the Beginning of Period	Charges to Earnings	Charges to Other Accounts		Acquisitions		Deductions		Balance at End of Period

Allowance for doubtful accounts:
Year Ended December 31, 2005	$3,095	$(514)	$(293)	(1)	$—		$(384	)(3)	$1,904
Year Ended December 31, 2004	$223	$658	$235	(1)	$2,194	(2)	$(215	)(3)	$3,095
Year Ended December 31, 2003	$95	$262	$—		$—		$(134	)(3)	$223
Income tax valuation allowance:
Year Ended December 31, 2005	$10,487	$103	$(1,401	)(1)	$—		$—		$9,189
Year Ended December 31, 2004	$—	$(94)	$1,199	(1)	$9,382	(2)	$—		$10,487
Year Ended December 31, 2003	$183	$(183)	$—		$—		$—		$—

(1) Change due to foreign currency translation, which is included in other comprehensive income
(2) Includes amount from merger with MIVA Media Europe completed in 2004
(3) Write-off fully reserved accounts receivable