Form 10-Q
period 2006-03-31
MIVA, INC.
filed 2006-05-10
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

Commission file number: 0-30428

MIVA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5220 Summerlin Commons Blvd. Fort Myers, Florida 33907 (Address of principal executive offices, including zip code)	(239) 561-7229 (Registrant’s telephone number, including area code)

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

There were 31,267,131 shares of the Registrant’s Common Stock outstanding on April 30, 2006.

Back to Contents

FORM 10-Q

MIVA, Inc.

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

MIVA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

ASSETS	March 31, 2006	December 31, 2005

	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$25,685	$38,436
Short-term investments	13,987	—
Accounts receivable, less allowance for doubtful accounts of $1,332
and $1,904 at March 31, 2006 and December 31, 2005, respectively	21,276	22,387
Deferred tax assets	1,265	1,140
Income tax receivable	6,960	7,105
Prepaid expenses and other current assets	1,573	1,263

Total current assets	70,746	70,331

PROPERTY AND EQUIPMENT – NET	16,523	17,019
INTANGIBLE ASSETS
Goodwill	75,938	75,659
Vendor agreements, net	13,243	13,871
Other intangible assets, net	8,630	9,300
DEFERRED TAX ASSETS, NET OF VALUATION ALLOWANCE	3,631	3,553
OTHER ASSETS	1,086	1,059

Total assets	$189,797	$190,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,403	$14,088
Accrued expenses	19,023	19,223
Deferred revenue	3,290	3,469
Current portion of long-term debt	1,317	1,240
Other current liabilities	10	831

Total current liabilities	39,043	38,851
DEFERRED TAX LIABILITIES	3,799	3,636
LONG-TERM DEBT	1,027	1,360
OTHER LONG-TERM LIABILITIES	288	432

Total liabilities	44,157	44,279

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized,
500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000
shares; issued 31,390 and 31,099, respectively;
outstanding 31,268 and 31,001, respectively	31	31
Additional paid-in capital	252,543	250,465
Treasury stock; 122 and 98 shares at cost, respectively	(1,183)	(1,093)
Accumulated other comprehensive income	(276)	(1,235)
Retained deficit	(105,475)	(101,655)

Total stockholders’ equity	145,640	146,513

Total liabilities and stockholders’ equity	$189,797	$190,792

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues	$44,412	$58,188
Cost of services	21,432	31,241

Gross profit	22,980	26,947
Operating expenses
Marketing, sales, and service	11,905	7,892
General and administrative	10,439	9,903
Product development	2,224	1,993
Amortization	2,194	1,975

Total operating expenses	26,762	21,763

Income (loss) from operations	(3,782)	5,184
Interest income, net	166	101
Exchange rate gain (loss)	23	(62)

Income (loss) before provision for income taxes	(3,593)	5,223
Income tax expense	227	2,022

Net income (loss)	$(3,820)	$3,201

Net income (loss) per share
Basic	$(0.12)	$0.10

Diluted	$(0.12)	$0.10

Weighted-average number of common
shares outstanding
Basic	31,188	30,613

Diluted	31,188	32,367

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Common stock
Balance, beginning of period	$31	$31
Common stock issued related to
stock option and warrant exercises	—	—

Balance, end of period	31	31

Additional paid-in-capital
Balance, beginning of period	250,465	247,132
Common stock issued related to
stock option and warrant exercises	455	937
Common stock issued related to
tax benefit of exercise of stock options	—	136
Compensation charge related to restricted
stock unit issuance and stock options	1,623	—

Balance, end of period	252,543	248,205

Treasury stock
Balance, beginning of period	(1,093)	(82)
Treasury stock received to satisfy
accrued liabilities	(90)	(722)

Balance, end of period	(1,183)	(804)

Retained earnings (deficit)
Balance, beginning of period	(101,655)	28,512
Net income (loss)	(3,820)	3,201

Balance, end of period	(105,475)	31,713

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,235)	12,808
Foreign currency translation adjustment	959	(5,237)

Balance, end of period	(276)	7,571

Stockholders’ Equity	$145,640	$286,716

Comprehensive income (loss)
Net income (loss)	$(3,820)	$3,201
Other comprehensive income (loss)
Foreign currency translation adjustment	959	(5,237)

Comprehensive loss	$(2,861)	$(2,036)

	Number of Shares

Common stock
Balance, beginning of period	31,099	30,502
Common stock issued related to stock option
warrant & restricted stock unit exercises	291	213

Balance, end of period	31,390	30,715

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities
Cash received from services	45,308	54,927
Interest received	192	211

Cash provided by operating activities	45,500	55,138

Cash paid to suppliers	17,538	32,093
Cash paid for expenses	24,696	19,652
Interest paid	45	75
Income taxes paid	—	155

Cash paid for operating activities	42,279	51,975

Net cash flow provided by operating activities	3,221	3,163

Cash Flows from Investing Activities
Purchase of short-term investments	(27,986)	(17,217)
Proceeds from sale of short-term investments	14,000	25,125
Purchase of businesses, net of cash acquired	(1,128)	(1,499)
Purchase of equipment and furniture	(1,547)	(2,852)

Net Cash Provided by (Used in) Investing Activities	(16,661)	3,557

Cash Flows from Financing Activities

Payments made on capital leases and notes payable	—	(341)
Payments made on software license obligation	(350)	(3,500)
Proceeds received from exercise of stock options and warrants	455	937

Net Cash Provided by (Used in) Financing Activities	105	(2,904)

Effect of Foreign Currency Exchange Rates	584	(333)

Increase (Decrease) in Cash and Cash Equivalents	(12,751)	3,483

Cash and Cash Equivalents, Beginning of Period	38,436	29,220

Cash and Cash Equivalents, End of Period	$25,685	$32,703

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy tax withholding liabilities	$(90)	$—

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

Reconciliation of net income to net cash provided by operating activities:

	For the Three Months Ended March 31,
	2006	2005

Cash Flows from Operating Activities
Net income (loss)	$(3,820)	$3,201
Add (deduct) items not using (providing) cash:
Reduction of the allowance for doubtful accounts	(431)	(43)
Depreciation and amortization	3,541	3,208
Equity based compensation	1,622	—
Tax benefit of stock option exercises	—	136
Deferred income tax expense	(78)	2,172
Loss on disposal of assets	5	50
Changes in operating assets and liabilities
Accounts receivable	1,732	(1,351)
Prepaid expenses and other current assets	(305)	3
Income taxes receivable	(154)	(667)
Other assets	—	(818)
Deferred revenue	(205)	(1,356)
Accounts payable, accrued expenses and other liabilities	1,314	(1,372)

Net Cash Provided by Operating Activities	3,221	3,163

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

NOTE A – NATURE OF BUSINESS

MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, “MIVA”, or “the Company”), is a leading independent Performance Marketing Network dedicated to helping businesses grow. Our new media platform facilitates performance marketing for partners (publishers), advertisers, and consumers (end-users). Our primary focus is on providing our partners with a complete set of innovative solutions enabling the acquisition, retention, and monetization of their online audiences. As an independent provider, MIVA’s primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users. For our advertisers, we provide solutions to manage, optimize, and measure return on investment from keyword-targeted and context-related performance marketing programs. We generate traffic and leads to our advertisers through our network of publisher partners. Our integrated e-commerce merchant solutions allow online stores to capitalize on leads by offering online storefront, shopping cart, shipping, and payment capabilities.

Our solutions provide a range of products and services through three customer-facing divisions – MIVA Media, MIVA Direct, and MIVA Small Business. These divisions offer a suite of products and services aimed at significantly enhancing: our partners’ ability to monetize their traffic, our advertisers’ return on investment, and consumers’ ability to find relevant online content.

•	MIVA Media helps publisher partners and advertisers grow their businesses through performance marketing services. Our MIVA Media division efficiently distributes ads across our publisher network utilizing technology to match advertiser selected keywords with consumers who are actively searching for products and services that are related to the ad keywords. Advertisers only pay MIVA Media when a consumer clicks on their relevant ad and in turn MIVA Media shares the revenue with the publisher that served the ad, enabling the publisher to monetize its consumer website traffic. In addition to our Pay-Per-Click and our emerging Pay-Per-Call services, solutions for publishers include private branded toolbars, configurable algorithmic search, contextual capabilities, and expandable banners. Our MIVA Media division also offers a Private Label service that provides large publishers with the opportunity to brand and sell their own performance marketing service;

•	MIVA Direct helps businesses grow by developing one-to-one relationships with consumers through desktop software applications such as private-branded toolbars and a variety of search-related applications. MIVA Direct supports MIVA Media by launching these new and innovative products to our publisher partners and advertisers;

•	MIVA Small Business helps small businesses grow by developing integrated online marketing and business solutions based on the MIVA Merchant e-commerce platform that includes storefronts, payment processing, logistics management, and professional services. Our MIVA Media advertising services are integrated with our Small Business offerings to offer online businesses a more complete solution.

We offer our marketing services on three continents with direct products offerings in North America and Europe and a private label service with Mitsui & Co., Ltd. in Japan.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Back to Contents

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year.

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

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005, 2004 or 2003, except for amounts related to restricted stock units issued during 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to Statement 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

As a result of adopting Statement 123(R) on January 1, 2006, our loss before income taxes and net loss for the three months ended March 31, 2006 are $1.1 million higher than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share would have been $0.09, for the three months ended March 31, 2006, if we had not adopted Statement 123(R), compared to reported basic and diluted loss per share of $0.12 for the three months ended March 31, 2006. There were no capitalized stock based compensation costs for the three month periods ended March 31, 2006.

Prior to the adoption of Statement 123 (R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Had we had excess tax benefit for the quarter ended March 31, 2006, it would have been classified as a financing cash inflow as compared to classification as an operating cash inflow if we had not adopted Statement 123(R).

Back to Contents

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes method and amortized to expense over the options’ vesting periods.

Three Months Ended March 31, 2005

Net income, as reported	$3,201
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(2,599)

Pro forma net income	$602

Earnings per share:

Basic – as reported	$0.10

Basic – pro forma	$0.02

Diluted – as reported	$0.10

Diluted – pro forma	$0.02

The three month period ended March 31, 2005 pro forma net income and pro forma diluted earnings per share amounts have been revised to reflect differences in the pro forma deduction amount. These revisions are limited to the footnote disclosure of non-cash SFAS No. 123, “Accounting for Stock-Based Compensation” pro forma expense and do not result in any changes or impact to our historically reported statements of income or cash flows. The previously reported pro forma net loss was $0.3 million and the previously reported pro forma diluted pro forma loss per share was $0.01 for the three month period ended March 31, 2005.

In June 1999 and June 2004, the Board of Directors adopted the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan and the EMI Replacement Option Plan, respectively. Awards permitted under the 1999 Plan and 2004 Plan consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards and stock appreciation rights. Under these plans, there are 9.2 million shares approved for issuance and as of March 31, 2006, 0.9 million shares remained available for future grants.The options issued to employees generally vest in a range of immediate vesting up to four years vesting and expire in ten years.

Stock option activity under the plans during the three months ended March 31, 2006, is summarized below (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2005	4,595	4.57
Granted	1,008	5.15
Exercised	(200)	1.82
Canceled	(349)	6.95

Options outstanding at March 31, 2006	5,054	6.79	7.58	$13,861

Options exercisable at March 31, 2006	2,814	8.01	6.19	$11,056

The total intrinsic value of stock options exercised during the three months ended March 31, 2006 totaled approximately $0.5 million. As of March 31, 2006, unrecognized compensation expense related to stock options totaled approximately $6.7 million, which will be recognized over a weighted average period of 3.26 years.

Back to Contents

The warrant activity for the three months ended March 31, 2006, is summarized below (in thousands):

	Warrants	Weighted- Average Exercise Price

Balance, December 31, 2005	90	$1.00
Granted	—	—
Exercised	(90)	1.00
Canceled	—	—

Balance, March 31, 2006	—	$—

The total intrinsic value of warrants exercised during the three months ended March 31, 2006 totaled approximately $0.2 million.

The restricted stock unit activity for the three months ended March 31, 2006, is summarized below (in thousands):

Restricted Stock Units

Balance, December 31, 2005	933
Granted	—
Vested	—
Canceled	—

Balance, March 31, 2006	933

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2006	2005

Volatility	87.4%	61.8%
Risk-free rate	4.5%	4.3%
Expected life	4.9 Years	6.0 Years
Expected dividends	—	—

The weighted-average fair value of plan options granted during the three months ended March 31, 2006 and 2005 was $3.51 and $9.05, and the weighted-average exercise price was $5.01 and $14.88.

3.	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include allowances for doubtful accounts, estimates of future cash flows associated with asset impairment evaluations, useful lives for depreciation and amortization, loss contingencies, income taxes, and tax valuation reserves. Actual results could differ materially from these estimates.

4.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Back to Contents

5.	Short-term Investments

Short-term investments consist of auction rate securities that are classified as “available-for-sale.” We had no short-term investments at the end of 2005. The auction rate security investments were available for settlement in seven days or less, and the carrying value approximated market value. Accordingly, no unrealized holding gains and losses for these securities were included in other comprehensive income for any periods presented. The contractual maturities of the auction rate securities were from 2025 through 2045.

6.	Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss) and net foreign currency translation adjustments. Total comprehensive loss for the three months ended March 31, 2006, was $2.9 million. Comprehensive loss for the three months ended March 31, 2005, was $2.0 million. The difference between comprehensive income (loss) and net income (loss) is the direct results of foreign currency translation adjustments resulting from the inclusion of results from MIVA Media Europe.

7.	Cost of Services

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

8.	New Accounting Pronouncements

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections. FASB Statement No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in FASB Statement No. 154. FASB Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FASB Statement No. 154 has not had a material effect on our financial statements.

NOTE C – INTANGIBLE ASSETS

The balance in intangible assets as of March 31, 2006, consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$18,590	$(5,347)	$13,243	6
Developed technology	9,354	(2,949)	6,405	5
Customer relationships	1,794	(1,089)	705	3
Other definite-lived intangibles	912	(433)	479	10
Indefinite-lived intellectual property	1,041	—	1,041	Indefinite
Goodwill	75,938	—	75,938	Indefinite

	$107,629	$(9,818)	$97,811

Back to Contents

The balance in intangible assets as of December 31, 2005, consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$18,416	$(4,545)	$13,871	6
Developed technology	9,347	(2,416)	6,931	5
Customer relationships	1,776	(938)	838	3
Other definite-lived intangibles	912	(419)	493	10
Indefinite-lived intellectual property	1,038	—	1,038	Indefinite
Goodwill	75,659	—	75,659	Indefinite

	$107,148	$(8,318)	$98,830

Changes in the carrying amount of goodwill for the year ended December 31, 2005 and three months ended March 31, 2006 are as follows (in thousands):

	Performance Marketing	Merchant Services	Total

Balance as of January 1, 2005	197,881	3,302	201,183
Additional purchase price consideration
due pursuant to earnouts	8,441	360	8,801
Goodwill impairment	(116,555)	(3,662)	(120,217)
Income tax adjustments	(2,479)	—	(2,479)
Foreign currency translation adjustments	(11,629)	—	(11,629)

Balance as of December 31, 2005	$75,659	$—	$75,659
Income tax adjustments	(397)	—	(397)
Foreign currency translation adjustments	676	—	676

Balance as of March 31, 2006	$75,938	$—	$75,938

The income tax adjustments to goodwill relate primarily to the partial utilization of NOLs that were offset by valuation allowances established in our accounting for our acquisition of MIVA Media Europe and the tax benefits of certain stock options exercised by MIVA Media Europe option holders. At March 31, 2006, we have $77.0 million of intangible assets that are not subject to amortization. Additionally, the amortization associated with our intangibles is not deductible for income tax purposes.

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

In addition, during the third quarter of 2005 the Company updated its projections resulting in further indicators of goodwill impairment for the Company. The projections for all reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce our projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. As a result, an additional goodwill impairment charge of $1.8 million was recorded in the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no remaining goodwill.

Back to Contents

Should operating results for the remainder of 2006 and/or future periods fall short of the updated projections, further impairments to goodwill and other intangible assets as well as long-lived assets could be required.

All of the intangible assets acquired in 2004 are related to the acquisition or merger of MIVA Small Business, MIVA Direct, B&B, and MIVA Media Europe. The weighted average useful economic life for all remaining definite-lived intangibles is approximately six years. No significant residual value is estimated for the intangible assets.

As of March 31, 2006, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2006	$4,420
2007	5,462
2008	5,182
2009	3,659
2010	1,757
Thereafter	354

$20,834

NOTE D – PER SHARE DATA

We incurred a loss for the three months ended March 31, 2006. As a result, potentially dilutive shares are not included in the calculation of Earnings Per Share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings Per Share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations and the ranges of exercise prices were 2.6 million and $4.74 – 26.81 for the three month period ended March 31, 2006.

The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Three Months Ended March 31,

	2006	2005

Weighted-average number of common
shares outstanding – basic	31,188	30,613

Dilution from stock options, warrants,
and restricted stock units	—	1,754

Weighted-average number of common
shares and potential common shares
outstanding – diluted	31,188	32,367

NOTE E – LITIGATION

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

Two plaintiffs – Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. – voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims on which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google Inc. and certain other co-defendants in the case who were customers of Google have reached settlement terms with the plaintiffs. The court has granted conditional approval to the class settlement between these parties, and the court has scheduled a final settlement approval hearing for July 13-14, 2006. The court has stayed the case as to the remaining defendants, including MIVA, and has ordered them to enter into mediation with the plaintiffs, with the mediation to be commenced by May 22, 2006 and concluded by June 19, 2006.

We believe we have strong defenses to plaintiffs’ claims and that our motions to dismiss are well founded. We have not assessed the amount of potential damages involved in plaintiffs’ claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. An industry participant is a codefendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies. We have agreed to defend and indemnify the codefendant in accordance with the terms of our contract with them. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

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

On December 28, 2005, the Court granted Defendants’ motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

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

On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved. On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above. On January 11, 2006, the Court lifted the stay imposed on August 31, 2005. On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Payday Advance Plus, Inc.

On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media Network distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. Our answer to the Complaint is due on May 12, 2006.

We believe we have strong defenses to the plaintiff’s claims. We have not assessed the amount of potential damages involved in plaintiff’s claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operations.

No accruals for losses as of March 31, 2006 have been recorded related to any of the legal proceedings. We expense all legal fees for litigation as incurred.

Back to Contents

NOTE F – COMMITMENTS AND CONTINGENCIES

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

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, guaranteed distributor payments, a royalty agreement, and a prior acquisition agreement, which consisted of the following at March 31, 2006 (in thousands):

	Operating Leases	Guaranteed Distribution Partner Payments	Royalty Agreement	Acquisition Earnout

2006	$2,046	$642	$600	$1,667
2007	2,736	48	800	—
2008	2,671	—	800	—
2009	2,579	—	800	—
2010	2,662	—	600	—
Thereafter	5,116	—	—	—

	$17,810	$690	$3,600	$1,667

NOTE G – SEGMENT INFORMATION

We currently report our results in two operating segments, performance marketing and merchant services. In the three months ended March 31, 2006, the merchant services segment did not meet the quantitative thresholds that require separate information to be reported. Information identifying results for the performance marketing and merchant services segments are as follows (in thousands):

	Performance Marketing	Merchant Services	Total

Three Months Ended March 31, 2006
Revenue	$43,933	$479	$44,412
Operating loss	(3,430)	(352)	(3,782)
Net loss	(3,468)	(352)	(3,820)
Total assets	188,160	1,637	189,797

Three Months Ended March 31, 2005
Revenue	$57,598	$590	$58,188
Operating income (loss)	5,492	(308)	5,184
Net income (loss)	3,397	(196)	3,201
Total assets	325,553	7,656	333,209

Back to Contents

Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived Assets
Three Months Ended March 31, 2006
United States	$24,080	$37,296
United Kingdom	10,155	76,888
Other International	10,177	1,237

Total	$44,412	$115,421

Three Months Ended March 31, 2005
United States	$27,129	$44,929
United Kingdom	20,262	204,099
Other International	10,797	426

Total	$58,188	$249,454

Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to one of several European entities, including France, Germany, Spain, and Italy that are subsidiaries of MIVA Media (UK) Ltd. In addition, activity from Sweden, Denmark, Norway, and Finland is included to the extent of the private label agreement with Eniro AB. This private label agreement was signed in conjunction with the sale of substantially all of the assets of our indirect, wholly owned subsidiary Espotting Scandinavia AB to Eniro AB during the third quarter of 2005.

NOTE H – INCOME TAXES

Income tax expense for the three months ended March 31, 2006, was $0.2 million as compared to income tax expense of $2.0 million for the three months ended March 31, 2005. The income tax expense recorded for the three months ended March 31, 2006, relates primarily to foreign income taxes and differs from the expected tax benefit that would be calculated by applying the federal statutory rate to loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations.

The effective tax rates on earnings before taxes from continuing operations for the first quarter of 2005 was 39%, which approximates the statutory rate. The rate for the first quarter of 2006 is not measurable, since there is a tax expense on a net loss; this was caused by income taxes in several European subsidiaries and state income taxes of one subsidiary in the US.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the mix of that income between foreign and domestic sources, and expected utilization of tax losses, which have a full valuation allowance.

NOTE I – SUBSEQUENT EVENTS

On April 3, 2006, Craig Pisaris-Henderson and Phillip Thune resigned their positions with us as Chairman and Chief Executive Officer and President, respectively, but have retained their seats on our Board of Directors. Pursuant to the terms of their employment agreements and severance letters, severance compensation aggregating $3.1 million will be paid to Messrs. Pisaris-Henderson and Thune, and we will record a charge of that amount in the second quarter.

On April 3, 2006, our Board named Peter A. Corrao, previously chief operating officer, as chief executive officer. The Board also elected Larry Weber, a leading marketing and digital media executive and an incumbent director on our board, as non-executive chairman. Seb Bishop, one of our directors and our chief marketing officer, as well as a founder of MIVA Media Europe, was appointed president and retains his duties as chief marketing officer.

On May 3, 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $10 million of its common stock. The timing and amount of shares to be repurchased will be determined based upon market conditions and other factors, and we expect to use existing cash to finance any transactions. Any repurchases under the program may be made until May 3, 2007. The repurchase program may be suspended or discontinued at any time without prior notice.

Back to Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” included in this report.

Overview

We are a leading independent Performance Marketing Network, dedicated to helping businesses grow. Our media platform facilitates performance marketing for partners (publishers), advertisers and consumers (end-users). Our primary focus is on providing our partners with a complete set of innovative solutions enabling the acquisition, retention and monetization of their online audiences. As an independent provider, our primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users. For our advertisers, we provide solutions to manage, optimize and measure return on investment from keyword-targeted and context-related performance marketing programs. Our advertisers access distribution and generate leads through our network of publisher partners and are able to capitalize on leads through our integrated e-commerce merchant solution. We offer our marketing services on three continents with direct product offerings in North America and Europe. During the three months ended March 31, 2006, revenues generated from our European operations accounted for 45.8% of our total.

Throughout the first quarter of 2006, we took a number of specific steps to build our business and strengthen our Company. Specifically we:

•	entered into an exclusive partnership with Intellext, the creators of Watson. Watson is a next-generation, desktop-based search tool that automatically finds users contextually relevant information based on the content of their documents. Through the partnership, Intellext intends to display targeted Pay-Per-Click and Pay-Per-Call Ads offered by MIVA to Watson users;

•	launched TXT//AD, an innovative new Pay-Per-Text ad channel that allows advertisers to reach potential customers via short message service in Europe.

In addition, the following items had a significant impact on the three months ended March 31, 2006:

•	as an ongoing practice, we took actions to remove certain Internet traffic sources from our MIVA Media Networks as they did not meet our traffic quality or distribution guidelines;

•	we experienced a decrease in overall Internet traffic generated by certain of our distribution partners, increased competition, and decreased Internet volume from new distribution partners;

•	a reduction in our average revenue per click in the first quarter of 2006 compared to the first quarter of 2005.

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

Revenue

During the three months ended March 31, 2006, we recorded revenue of $44.4 million, a decrease of 23.7% from the $58.2 million recorded in the same period in 2005. This decrease in revenue is a result of actions taken in 2005 to remove certain Internet traffic sources from our MIVA Media Networks, a reduction in paid clicks from continuing sources of 4% in the first quarter 2006 compared to the same period in 2005, as well as a reduction in our average revenue per click in the first quarter of 2006 compared to the first quarter of 2005. These decreases have been partially offset by an increase in toolbar revenue at MIVA Direct.

Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. From 2004 to 2005 and into 2006 we experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others, our overall mix of traffic sources, the bid prices submitted by our advertisers for a keyword advertisement, the bid prices of the more frequently clicked keyword terms, and the nexus between the three, as well as our recent implementation of MIVA Match and the inclusion, beginning in mid-2005, of third-party advertising feeds as a supplement to our own advertising network. If the trend with respect to the decline in our average revenue per click continues, it could have a material adverse impact on our revenues and results of operations. We are actively seeking to increase our average revenue per click and thereby reverse this trend by changing the overall mix of the MIVA Media Network traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers and seeking new implementations through which our advertisers’ keyword advertisements may be displayed.

During the three months ended March 31, 2006, one advertiser account represented more than 10% of our total revenue, however during the three months ended March 31, 2005, there were no advertiser accounts that represented more than 10%. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, none of the purchases made from any of these distribution partners represented over 10% of consolidated revenue in the three months ended March 31, 2006 or 2005.

In October 2004, we ceased the display of online gambling-related advertising to users on the MIVA Media North America Network with Internet protocol, or IP, addresses originating from the United States or for which we cannot determine the country of origin. As part of our ongoing efforts with respect to delivering quality prospects to our advertisers, in the second half of the fourth quarter of 2004, we ceased displaying advertisements through certain distribution partners and their affiliates whose traffic did not adequately convert to revenue for our advertisers. In late April 2005, we began to remove from our networks certain distribution partners and/or their sub-affiliates that had developed methods for obtaining new users or directed traffic through distribution channels that did not follow our distribution guidelines. Additionally, in the past and as a matter of ongoing business practice, we have removed and we expect that we will continue to remove distribution partners from our networks or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners if the partners do not meet our guidelines. In addition, we believe our revenue during 2005 and 2006 has been negatively impacted by a decrease in Internet traffic from our distribution partners due in part to decreases in overall Internet traffic generated by certain of our distribution partners, increased competition, and decreased Internet traffic volume from new distribution partners.

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

Additionally, we have been named in certain litigations, the outcome of which could directly or indirectly impact our revenue. See Note E regarding our litigation.

We plan to continue our efforts to invest in our business and seek increases from additional revenue from private-branded toolbars, and algorithmic web search tools, Pay-Per-Call, along with other initiatives.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 and 2005, were as follows (in millions, except percentage growth rates):

	For the Three Months Ended March 31,
	2006	2005	2006 vs. 2005	2006 vs. 2005

Cost of services	$21.4	$31.2	$(9.8)	(31.4)%
Marketing, sales, and service	11.9	7.9	4.0	50.8
General and administrative	10.4	9.9	0.5	5.4
Product development	2.2	2.0	0.2	11.6
Amortization	2.2	2.0	0.2	11.1

	$48.1	$53.0	$(4.9)	(9.2)%

Operating expenses as a percent of revenue for the three months ended March 31, 2006 and 2005, were as follows:

	For the Three Months Ended March 31,
	2006	2005	2006 vs. 2005

Cost of services	48.3%	53.7%	(5.4)%
Marketing, sales, and service	26.8	13.6	13.2
General and administrative	23.5	17.0	6.5
Product development	5.0	3.4	1.6
Amortization	4.9	3.4	1.5

	108.5%	91.1%	17.4%

Back to Contents

Cost of services – Cost of services consists of revenue sharing or other arrangements with our MIVA Media distribution partners, obligations under the royalty bearing non-exclusive patent license agreement, costs associated with designing and maintaining the technical infrastructure that supports our various services, cost of third-party providers of algorithmic search results, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

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

Cost of services decreased in the three month period ended March 31, 2006 compared with the same period in the previous year primarily as the result of a reduction in amounts paid for traffic acquisition costs of $10.2 million with our distribution partners in our MIVA Media business unit. Most of our payments to our distribution partners are calculated as a percentage of the revenue we generate on the Internet traffic we purchase from our distribution partners. As a result, a reduction in revenue will result in a corresponding reduction in traffic acquisition costs. This decrease was partially offset by higher employee related expenses of $0.7 million. Cost of services for the three months ended March 31, 2006 compared to the same period in 2005 decreased as a percentage of revenue due to the favorable settlement of a contract dispute with a distribution partner that reduced cost of services without a corresponding reduction in revenue, a reduction of third-party algorithmic search fees as we build our own algorithmic search indices, as well as a shift in the mix of revenue to that with lower traffic acquisition costs. These factors offset the rise in cost of services related to our patent license agreement.

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

The increase in marketing, sales, and service expense for the three months ended March 31, 2006 compared with the same period in 2005 is primarily the result of increased advertising efforts related to consumer toolbar downloads of $3.7 million to generate higher levels of revenue at MIVA Direct and MIVA Media Europe. The remaining $0.3 million is mainly attributable to higher personnel costs.

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

General and administrative expenses increased in the three month period ended March 31, 2006 compared with the same period in the previous year as the result of increased employee related costs which includes $1.8 million of executive severance costs related to certain members of management who resigned during the quarter. Stock compensation charges of $1.2 million also contributed to the increase in the three month period ended March 31, 2006 compared to 2005. These costs were partially offset by a significant reduction in legal expenses of $1.4 million. This decrease is the result of increased legal costs in the first quarter of 2005 related to the patent litigation with Yahoo! that came to trial in the second quarter of 2005. There were no legal fees associated with this litigation in the first quarter of 2006. During the quarter ended March 31, 2006, we recorded a gain relating to the lease modification and extension agreement for office space in New York of $0.9 million that also offset the increase in general and administrative expenses. General and administrative expenses as a percent of revenue increased in 2006 over 2005. For the three months ended March 31, 2006, the increase was primarily the result of revenue declining faster than the decline in general and administrative expenses.

Back to Contents

We expect to continue to incur substantial expenses related to our pending litigation matters in 2006. As we litigate the lawsuits to which we are a party, and as we evaluate and pursue new strategic opportunities, we will continue to incur substantial legal expenses. Our legal expenses may increase significantly as a result of recently filed class action lawsuits against us; however, no meaningful estimate of the expenses associated with these lawsuits can be calculated at this time.

Product development - Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services, and depreciation for related equipment used in product development. The increase in product development expenses during the three months ended March 31, 2006, compared to the same period in 2005 was due to increases in personnel related expense. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, we expect product development expenses to continue to increase during 2006.

Amortization - Amortization expense for the three months ending March 31, 2006 and 2005 were relatively consistent. We may continue to purchase assets or businesses, which may result in additional intangible assets and amortization expense.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income was $0.2 million in the three months ended March 31, 2006 compared to $0.1 million for the comparable period in 2005.

Income Taxes

During the three months ended March 31, 2006 and 2005, we recorded the following tax provision (in millions except percentages):

	For the Three Months Ended March, 31
	2006	2005

Pretax income (loss)	(3.6)	5.2
Tax provision (benefit)	0.2	2.0
Effective tax rate	NM	39%

NM – not measurable

The income tax expense recorded for the three months ended March 31, 2006 relates primarily to foreign income taxes and differs from the expected tax benefit that would be calculated by applying the federal statutory rate to loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations.

The effective tax rates on earnings before taxes from continuing operations for the first quarter of 2005 was 39%, which approximates the statutory rate. The rate for the first quarter of 2006 is not measurable, since there is a tax expense on a net loss; this was caused by income taxes in several European subsidiaries and state income taxes of one subsidiary in the US.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the mix of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

Back to Contents

Net Income (Loss)

As a result of the factors described above, we generated a net loss of $3.8 million, a loss of $0.12 per outstanding share in the three months ended March 31, 2006. In the same period in 2005, we generated net income of $3.2 million, or $0.10 per diluted share.

Weighted average common shares used in the fully diluted earnings per share computation decreased 1.2 million shares from 32.4 million shares for the three months ended March 31, 2005, to 31.2 million for the three months ended March 31, 2006. The decrease is due to the inclusion of potentially dilutive options in 2005 since the Company reported net income. In 2006 we did not include potentially dilutive shares because to include them would have an anti-dilutive effect on the loss per share.

Impact of Foreign Currency Translation

Our international net revenues were $20.3 million for the three months ended March 31, 2006. The growth in our international operations has increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

During the first quarter of 2006, the U.S. Dollar weakened against the British Pound and the Euro. Had the exchange rates used in the financial statements not changed from December 31, 2005, our net revenues for the year ended December 31, 2005, would have been approximately $0.2 million lower than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2005, cost of services and operating expenses for the three months ended March 31, 2006, also would have been $0.2 million lower than we reported.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company had a total cash and investment position of $39.7 million that consisted of $25.7 million in cash and cash equivalents and $14.0 million in short-term investments. This represents a $1.3 million or 3.2% increase from the total cash and investment position of $38.4 million at December 31, 2005, which was comprised entirely of cash and cash equivalents.

We historically have satisfied our cash requirements primarily through private placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. From inception through March 31, 2006, we have raised net proceeds of $33.6 million through private equity financings and received $15.1 million in proceeds from the exercise of warrants and options. During the three months ended March 31, 2006, we generated cash from operations of $3.2 million.

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

Back to Contents

•	the relevancy and coverage of our keyword ads; or

•	the speed and delivery of such ads,

our partners may display fewer MIVA Media network advertisements, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. Additionally, the number and quality of keyword-targeted ads competitors, some of which have much greater resources than us, is increasing, which may adversely impact our ability to keep or grow our advertiser and distribution partner relationships, as well as our average revenue per paid click-through. These factors, coupled with any increase in either the amount of payments owed to and/or the payment terms with our distribution partners may reduce our revenue and cash flows or cause us to become cash flow negative.

Net cash provided by operating activities totaled $3.2 million during the three months ended March 31, 2006 and 2005. Throughout the first quarter of 2006, we had better collections in accounts receivable which accounted for an inflow of $1.7 million. In addition, our cash balance increased as there were lower payments on accounts payable, accrued expenses, and other liabilities of $1.3 million. The effect of these were partially offset by an increase in deferred revenue of $0.2 million due to the fact that advertisers paid us more cash in advance of receiving click-throughs.

Investing Activities

Net cash used in investing activities totaled approximately $16.7 million during the three month period ended March 31, 2006. The primary cash used was for net purchases of short-term investments ($14.0 million), capital expenditures for equipment, furniture and fixtures ($1.6 million), and a payment made on the earnout related to the acquisition of MIVA Direct ($1.1 million). In the same period in 2005, net cash was used in investing activities consisted of capital expenditures ($2.9 million) and cash payments, net of cash acquired, made related to the acquisitions of MIVA Small Business, MIVA Direct and MIVA Media Europe ($1.5 million) offset by proceeds from the sale of short-term investments, offset by purchases of short–term investments ($7.9 million).

Financing Activities

Net cash provided by financing activities during 2006 was $0.1 million. We received proceeds from the exercise of stock options of $0.5 million, offset by a payment of $0.4 million made pursuant to a perpetual software license agreement with FAST Search and Transfer. During the same period in 2005, outflows primarily consisted of payments made pursuant to the software license agreement of $3.5 million, which was partially offset by proceeds from the exercise of stock options of $0.9 million.

Liquidity

On May 3, 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $10 million of its common stock. The timing and amount of shares to be repurchased will be determined based upon market conditions and other factors, and we expect to use existing cash to finance any transactions. Any repurchases under the program may be made until May 3, 2007. The repurchase program may be suspended or discontinued at any time without prior notice.

We have no material long-term commitments for capital expenditures; however, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, infrastructure and personnel. To ensure we have access to the funds necessary to increase our capital expenditures, we have established a standing proposal to enter into a leasing line of credit agreement that may provide for up to $2.0 million to be used for capital expenditures, subject to certain approval processes. This standing proposal expires October 31, 2006.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to advertisers, advertising agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.

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

Back to Contents

Despite the negative operating performance recorded in the first quarter of 2006, we believe our cash balances and other liquid assets as of March 31, 2006, together with cash flows from operations, will provide adequate resources to fund ongoing operating requirements, contingent earnout payments, and future capital expenditures over the next 12 months.

In the future, we may seek additional capital through the issuance of debt or equity or by securing a new debt facility to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. We filed a shelf registration statement during 2004 that will allow us to issue up to 6.0 million shares of our authorized common stock. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend on numerous factors including the relative performance of our business, competitive pressures, and acquisitions of complementary products, technologies, or businesses. As we require additional capital resources, we may seek to sell debt securities or additional equity securities or secure a new debt facility. The sale of convertible debt securities, or additional equity securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission March 16, 2006, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.

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

Revenue

Revenue is generated primarily through click-throughs on our managed advertisers’ paid listings. Certain advertisers and advertising agencies make deposits in advance and these deposits are recorded as deferred revenue. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser’s bid price. Revenue is also generated from our private label service and is recognized in accordance with the contractual payment agreements as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we record MIVA Media Network click-through revenue gross, and private label revenue net.

Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue from support arrangements is recognized ratably over the contract period of the invoice.

When a MIVA Direct user clicks on a sponsored advertisement that is routed to a distribution partner’s network, revenues and related profit are recognized in the amount of MIVA Direct’s share of the partner’s fee. Non-click-through-related revenue from MIVA Direct resulting from a variety of search-related applications is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

Back to Contents

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $1.3 million and $1.9 million as of March 31, 2006, and December 31, 2005, respectively. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations, or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances and an expense is recorded using a reserve rate based on the age of outstanding accounts receivable or when it is probable that a certain receivable will not be collected. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy, and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers’ ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary, which would result in an additional general and administrative expense in the period such determination was made.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. We maintain reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state, and various international tax jurisdictions. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause us to believe a revision of past estimates is appropriate.

The liabilities/benefits associated with the open years subject to income tax audits will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense on the Condensed Consolidated Statements of Operations in the period of the event. We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness.

Each reporting period, judgment is applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carry forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realized. At March 31, 2006, we had a partial valuation allowance against our domestic and a full valuation allowance against the foreign net operating loss carry forwards. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

Purchase Accounting

We have made estimates of the fair values of the assets and liabilities acquired as a part of our MIVA Small Business, MIVA Direct, B&B, and MIVA Media Europe transactions during 2004 based on either appraisals from third parties, certain internally generated information, or both. In addition, we have estimated the economic lives of certain of these assets. These lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different from the ones originally assigned, our amortization expense could vary. Our estimates of the economic useful lives of our definite-lived intangible assets range from 1 to 10 years, with a weighted average life of approximately six years.

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

We evaluate the recoverability of long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could effect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

Goodwill and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, and industry data. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

During 2004, we acquired a number of businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited history on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses; however, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. As a result, additional impairment losses, such as the ones recorded during 2005, are possible. Should future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized.

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

Back to Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	revenue;
•	primary operating costs and expenses;
•	capital expenditures;
•	operating lease arrangements;
•	evaluation of possible acquisitions of, or investments in business, products and technologies; and
•	sufficiency of existing cash and investments to meet operating requirements.

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission March 16, 2006, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 45.8% and 53.3% of total revenues during the three month periods ended March 31, 2006 and 2005, respectively. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of MIVA, Inc. and its subsidiaries result in gains and losses that are reflected in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2006, was a net translation gain of approximately $1.0 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. At this time, we do not hedge against foreign currency risk.

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

Back to Contents

Item 4. Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of March 31, 2006.

As disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, as of December 31, 2005, we had identified the following material weaknesses in our internal control over financial reporting:

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

Remediation

During the first quarter 2006, our management implemented remediation plans and took actions designed to address each of the material weaknesses in internal control over financial reporting described above. As of May 10, 2006, we have made progress toward developing an effective internal control system by completing a number of steps, including, by way of example, the following:

•	Income Taxes – Management has begun conducting more detailed reviews as well as engaged an outside firm to assist with the calculation of the income tax provision;

•	Wire Transfers – Management has instituted controls over the segregation of the ability to set up new users and assign access rights to new users;

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

Except as described above, we have made no change to our internal control over financial reporting in connection with our first quarter 2006 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Two plaintiffs – Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. – voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims upon which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google Inc. and certain other co-defendants in the case who were customers of Google have reached settlement terms with the plaintiffs. The court has granted conditional approval to the class settlement between these parties, and the court has scheduled a final settlement approval hearing for July 13-14, 2006. The court has stayed the case as to the remaining defendants, including MIVA, and has ordered them to enter into mediation with the plaintiffs, with the mediation to be commenced by May 22, 2006 and concluded by June 19, 2006.

We believe we have strong defenses to plaintiffs’ claims and that our motions to dismiss are well founded. We have not assessed the amount of potential damages involved in plaintiffs’ claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. An industry participant is a codefendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies. We have agreed to defend and indemnify the codefendant in accordance with the terms of our contract with them. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

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

On December 28, 2005, the Court granted defendants’ motion to dismiss. The Court granted plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

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

On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved. On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above. On January 11, 2006, the Court lifted the stay imposed on August 31, 2005. On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Payday Advance Plus, Inc. Litigation

On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media Network distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. Our answer to the Complaint is due on May 12, 2006.

We believe we have strong defenses to the plaintiff’s claims. We have not assessed the amount of potential damages involved in plaintiff’s claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

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

     Item 1A. Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

Risks Related to Our Business

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

Additionally, we have removed in the past – and we expect that we will continue in the future – to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which would have a material adverse effect on our business, revenue, and results of operations.

Click-through fraud, whether we detect it or not, could cause our revenues and our business to suffer.

From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to distribution partners within our MIVA Media Network. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to the MIVA Media Network partner rather than to view the underlying content. We have implemented screening policies and procedures to minimize the effects of these fraudulent clicks. We believe that these policies and procedures assist us in detecting fraudulent click-throughs, which are not billed to our advertisers. However, we cannot be certain that our policies and procedures detect all fraudulent clicks and detection may become more difficult in the future if third parties implement more sophisticated fraudulent click-through schemes. To the extent that we are unable to detect click-through fraud, we later may have to issue refunds to advertisers for amounts previously paid to our MIVA Media Network distribution partners. Any of these situations would adversely affect our profitability, and these types of fraudulent activities could hurt our brands. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to revenue for the advertisers. If this occurs, our advertisers may become dissatisfied with our advertising programs, and we may lose advertisers and revenue.

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

We were also named as a co-defendant with Advertising.com, Inc. in a putative class action lawsuit filed on March 10, 2006 by Payday Advance Plus, Inc., on behalf of themselves and all others similarly situated. The plaintiff’s claims are predicated on the allegation that Advertising.com, a MIVA Media Network distribution partner, engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The complaint seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies.

Allegations of the nature asserted in the foregoing cases, generally relating to click-through fraud, whether accurate or not, may have the effect of causing advertisers to lose confidence in the services we provide and to cease advertising with us. Any material reduction in our advertisers’ participation in the MIVA Media Network on an aggregate basis could have a material adverse effect on our results of operations. Additionally, this litigation and similar cases in the future could be costly, time-consuming, and results in the diversion of our management’s time and attention, any of which could have a material adverse effect on our business, financial condition, or results of operations.

Certain members of our management team have limited experience managing a public company and many of our employees have recently joined us and must be integrated into our operations.

Some of our officers had no senior management experience in public companies prior to joining MIVA. As of March 31, 2006, we had 470 full time employees. Some of our new employees include certain key managerial, technical, financial, marketing, and operations personnel, including our Chief Financial Officer and our Chief Executive Officer, who joined our company on July 18, 2005 and September 6, 2005, respectively. These employees may not yet have been fully integrated into our operations. We expect to add additional key personnel in the near future. Additionally, on April 3, 2006 our Board of Directors appointed a new Chairman, a Chief Executive Officer and a President. Our failure to attract and fully integrate our new employees into our operations or successfully manage and retain such employees could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to numerous risks associated with our acquired international operations.

Historically, we have operated primarily in the United States. In July 2004 we merged with MIVA Media Europe, which is based in the United Kingdom and serves a number of additional European countries. Prior to this acquisition, we had no prior experience integrating and managing international operations. Any inability to successfully integrate and manage our international operations could have a material adverse effect on our business, financial condition, or results of operations. In addition, our future operating results could be adversely affected by a variety of factors arising out of our international operations, some of which are beyond our control. These factors include:

•	lower per capita Internet usage or lower advertiser spending in many countries, due to factors such as lower disposable incomes, lack of telecommunications and computer infrastructure, greater concern about security in online e-commerce transactions, and less access to and use of credit cards;

•	relatively smaller Internet markets in some countries;

•	current or future competitors obtaining intellectual property rights that they could assert against our business internationally, which may adversely affect our foreign operations;

•	technological differences by marketplace, which we may not be able to support;

•	foreign laws and regulations that may impact the conduct of our business operations in a particular country;

Back to Contents

•	difficulty in recruiting qualified local employees and in building locally relevant products and services, which could limit our ability to aggregate a large local advertiser base;

•	longer payment cycles and local economic downturns;

•	credit risk and potentially higher levels of payment fraud;

•	currency exchange rate fluctuations, as well as foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	political and economic instability;

•	higher costs associated with doing business internationally; and

•	tax liabilities pertaining to years prior to our acquisition.

Risks Relating to an Investment in Our Common Stock

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.

As of March 31, 2006, we had stock options outstanding to purchase a total of 5.1 million shares at a weighted average exercise price of $6.79 per share under our stock incentive plans. On October 19, 2005, we entered into Option Cancellation Agreements and Restricted Stock Unit Agreements with certain of our officers and directors. As a result of those agreements, options to purchase approximately 1.3 million shares of our stock were cancelled and 0.9 million restricted stock units, each of which represents a contingent right to receive one share of our common stock, were issued to such officers and directors. Additionally, 118,593 restricted stock units were granted to an officer/director and a director on October 19, 2005. Accordingly, as of May 10, 2006, we issued 1.0 million restricted stock units, as discussed above of which 603,768 have fully vested and been issued to five of our former officers. To the extent options are exercised or restricted stock units vest our stockholders will experience further dilution. In addition, in the event that any future financing should be in the form of, be convertible into, or exchangeable for, equity securities, and upon the conversion or exchange of these securities, investors may experience additional dilution of their proportional ownership of our company.

Item 6. Exhibits

     See Index of Exhibits.

Back to Contents

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: May 10, 2006	By:	/s/ William Seippel
William Seippel
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Back to Contents

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description
10.1	a	Lease dated February 29, 2000 by and between MIVA Direct, Inc. (formerly Comet Systems, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York, a religious corporation in the State of New York, including the previous amendment dated August 8, 2000.

10.2	a	Lease Modification and Extension Agreement by and between MIVA Direct, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in the City of New York dated February 23, 2006.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Incorporated by reference into the exhibit previously filed on March 1, 2006 with MIVA’s Form 8-K.