Form 10-Q
period 2006-06-30
MIVA, INC.
filed 2006-08-09
CIK 1094808

Click here to Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

There were 31,975,090 shares of the Registrant’s Common Stock outstanding on July 31, 2006.

FORM 10-Q

MIVA, Inc.

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

MIVA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30, 2006	December 31, 2005

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,359	$38,436
Short-term investments	13,524	—
Accounts receivable, less allowance for doubtful accounts of $1,210 and $1,904 at June 30, 2006 and December 31, 2005, respectively	20,880	22,387
Deferred tax assets	333	1,140
Income tax receivable	1,891	7,105
Prepaid expenses and other current assets	1,768	1,263

Total current assets	61,755	70,331
PROPERTY AND EQUIPMENT - NET	17,005	17,019
INTANGIBLE ASSETS
Goodwill	28,335	75,659
Vendor agreements, net	1,897	13,871
Other intangible assets, net	7,032	9,300
DEFERRED TAX ASSETS, NET OF VALUATION ALLOWANCE	764	3,553
OTHER ASSETS	1,034	1,059

Total assets	$117,822	$190,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,857	$14,088
Accrued expenses	16,730	19,223
Deferred revenue	3,278	3,469
Current portion of long-term debt	1,322	1,240
Other current liabilities	—	831

Total current liabilities	37,187	38,851
DEFERRED TAX LIABILITIES	—	3,636
LONG-TERM DEBT	691	1,360
OTHER LONG-TERM LIABILITIES	327	432

Total liabilities	38,205	44,279

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 32,157 and 31,099, respectively; outstanding 31,720 and 31,001, respectively	32	31
Additional paid-in capital	256,443	250,465
Treasury stock; 437 and 98 shares at cost, respectively	(2,511)	(1,093)
Accumulated other comprehensive income	4,109	(1,235)
Deficit	(178,456)	(101,655)

Total stockholders’ equity	79,617	146,513

Total liabilities and stockholders’ equity	$117,822	$190,792

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Revenues	$41,422	$48,790	$85,834	$106,978
Cost of services	21,413	25,861	42,845	57,102

Gross profit	20,009	22,929	42,989	49,876
Operating expenses
Marketing, sales, and service	13,801	9,157	25,706	17,049
General and administrative	12,178	10,961	22,617	20,864
Product development	2,373	2,304	4,597	4,297
Impairment loss on goodwill and other intangible assets	63,680	118,895	63,680	118,895
Patent litigation settlement	—	8,000	—	8,000
Amortization	2,258	1,942	4,452	3,917

Total operating expenses	94,290	151,259	121,052	173,022

Loss from operations	(74,281)	(128,330)	(78,063)	(123,146)
Interest income, net	207	178	373	279
Exchange rate gain (loss)	67	(73)	90	(135)

Loss before provision for income taxes	(74,007)	(128,225)	(77,600)	(123,002)

Income tax expense (benefit)	(1,026)	(2,991)	(799)	(969)

Net loss	$(72,981)	$(125,234)	$(76,801)	$(122,033)

Net loss per share
Basic	$(2.29)	$(4.08)	$(2.44)	$(3.98)

Diluted	$(2.29)	$(4.08)	$(2.44)	$(3.98)

Weighted-average number of common shares outstanding
Basic	31,830	30,702	31,511	30,658

Diluted	31,830	30,702	31,511	30,658

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,

	2006	2005

Common stock
Balance, beginning of period	$31	$31
Common stock issued related to stock option and warrant exercises	1	—

Balance, end of period	32	31

Additional paid-in-capital
Balance, beginning of period	250,465	247,132
Common stock issued related to stock option and warrant exercises	1,009	1,028
Common stock issued related to tax benefit of exercise of stock options	—	136
Compensation charge related to restricted stock unit issuance and stock options	4,969	—

Balance, end of period	256,443	248,296

Treasury stock
Balance, beginning of period	(1,093)	(804)
Treasury stock purchased	(289)
Treasury stock received to satisfy accrued liabilities	(1,129)	—

Balance, end of period	(2,511)	(804)

Retained earnings (deficit)
Balance, beginning of period	(101,655)	28,512
Net income (loss)	(76,801)	(122,033)

Balance, end of period	(178,456)	(93,521)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,235)	12,808
Foreign currency translation adjustment	5,344	(10,230)

Balance, end of period	4,109	2,578

Stockholders’ Equity	$79,617	$156,580

Comprehensive income (loss)
Net loss	$(76,801)	$(122,033)
Other comprehensive income (loss) Foreign currency translation adjustment	5,344	(10,230)

Comprehensive loss	$(71,457)	$(132,263)

	Number of Shares

Common stock
Balance, beginning of period	31,099	30,502
Common stock issued related to stock options, warrants & restricted stock unit exercises	1,058	213

Balance, end of period	32,157	30,715

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,

	2006	2005

Cash Flows from Operating Activities
Cash received from services	87,407	107,080
Interest received	343	290

Cash provided by operating activities	87,750	107,370
Cash paid to suppliers	36,321	55,757
Cash paid for expenses	50,661	43,089
Interest paid	75	90
Income taxes (received) paid	(3,562)	384

Cash paid for operating activities	83,495	99,320

Net cash flow provided by operating activities	4,255	8,050

Cash Flows from Investing Activities
Purchase of short-term investments	(49,661)	(29,133)
Proceeds from sale of short-term investments	36,137	41,000
Purchase of businesses, net of cash acquired	(2,795)	(3,512)
Purchase of capital items including internally developed software	(4,027)	(4,828)

Net Cash Provided by (Used in) Investing Activities	(20,346)	3,527

Cash Flows from Financing Activities
Payments made on capital leases and notes payable	—	(412)
Payments made on software license obligation	(700)	(3,500)
Purchases of treasury stock	(289)	—
Proceeds received from exercise of stock options and warrants	1,295	1,028

Net Cash Provided by (Used in) Financing Activities	306	(2,884)

Effect of Foreign Currency Exchange Rates	708	(1,103)

Increase (Decrease) in Cash and Cash Equivalents	(15,077)	7,590
Cash and Cash Equivalents, Beginning of Period	38,436	29,220

Cash and Cash Equivalents, End of Period	$23,359	$36,810

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

Reconciliation of net income to net cash provided by operating activities:

	For the Six Months Ended June 30,

	2006	2005

Cash Flows from Operating Activities
Net loss	$(76,801)	$(122,033)
Add (deduct) items not using (providing) cash:
Reduction of the allowance for doubtful accounts	(767)	(549)
Depreciation and amortization	7,190	6,501
Impairment loss on goodwill and other intangible assets	63,680	118,895
Equity based compensation	4,969	—
Tax benefit of stock option exercises	—	136
Deferred income tax expense	(293)	2,442
Changes in operating assets and liabilities
Accounts receivable	2,931	2,803
Income taxes receivable	5,085	(4,240)
Other assets	(411)	(987)
Deferred revenue	(290)	(1,531)
Accounts payable, accrued expenses and other liabilities	(1,038)	6,613

Net Cash Provided by Operating Activities	4,255	8,050

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

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

Our solutions provide a range of products and services through three customer-facing divisions - MIVA Media, MIVA Direct, and MIVA Small Business. These divisions offer a suite of products and services aimed at significantly enhancing: our partners’ ability to monetize their traffic; our advertisers’ return on investment; and consumers’ ability to find relevant online content.

•

MIVA Media helps publisher partners and advertisers grow their businesses through performance marketing services. Our MIVA Media division efficiently distributes ads across our publisher network utilizing technology to match advertiser selected keywords with consumers who are actively searching for products and services that are related to the ad keywords. Advertisers only pay MIVA Media when a consumer clicks on their relevant ad and in turn MIVA Media shares the revenue with the publisher that served the ad, enabling the publisher to monetize its consumer website traffic. In addition to our Pay-Per-Click and our Pay-Per-Call services, solutions for publishers include private branded toolbars, configurable algorithmic search, contextual capabilities, and expandable banners. Our MIVA Media division also offers a Private Label service that provides large publishers with the opportunity to brand and sell their own performance marketing service;

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

We offer our marketing services on multiple continents with direct product offerings in North America and Europe and a private label service with Mitsui & Co., Ltd. in Japan.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Back to Contents

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

The unaudited consolidated financial statements include the accounts and operations of MIVA, Inc. and its direct wholly-owned operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which MIVA, Inc. can exercise significant influence are accounted for under the equity method of accounting and are included in other assets on the balance sheet.

2.	Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include estimates of future cash flows associated with asset impairment evaluations, income taxes, tax valuation reserves, loss contingencies, allowances for doubtful accounts, and useful lives for depreciation and amortization. Actual results could differ materially from these estimates.

3.	Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

4.	Short-term Investments

Short-term investments consist of auction rate securities that are classified as “available-for-sale.” We had no short-term investments at the end of 2005. The auction rate security investments were available for settlement in twenty-eight days or less, and the carrying value approximated market value. Accordingly, no unrealized holding gains and losses for these securities were included in other comprehensive income for any periods presented.

5.	Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss) and net foreign currency translation adjustments. Total comprehensive loss for the three and six months ended June 30, 2006, was $(68.6) million and $(71.5) million, respectively. Comprehensive loss for the three and six months ended June 30, 2005, was $(130.2) million and $(132.3) million, respectively. The difference between comprehensive income (loss) and net income (loss) is the direct results of foreign currency translation adjustments.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt FIN 48 effective January 1, 2007, and are currently assessing the impact of this pronouncement on our financial statements.

NOTE C – IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, goodwill, intangible assets, and other long-lived assets are tested for impairment annually or when events or changes in circumstances indicate impairment could exist. In performing this assessment, we compare the carrying value of our reporting units to their fair value. Quoted market prices in active markets are often the best evidence of fair value; therefore a significant decrease in our stock price could indicate that an impairment of goodwill exists.

During the second quarter of 2006, as is done each quarter, our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects. Our MIVA Media Europe division’s forecasts were particularly negatively affected by reduced traffic generated by our distribution partners; slower than anticipated deployment of new services; legal issues impacting one of our partners; and other factors. In addition, during the second quarter of 2006, our stock price declined significantly after updated second quarter revenue guidance reflecting the above factors was released publicly. This resulted in our market capitalization falling below the amount of our recorded equity. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other intangibles assets at MIVA Media Europe were impaired.

The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill was impaired. We then performed, with the assistance of an independent third-party appraiser, the second step of the impairment analysis and recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of goodwill and other intangible assets to their implied fair value. As part of the two step analysis required, the implied fair value of goodwill and other intangible assets was determined through the allocation of the fair value to the underlying assets and liabilities, and a non-cash impairment charge of $51.7 million was recorded to adjust the carrying value of goodwill and $12.0 million to adjust the value of other intangible assets to their fair value. All of the non-cash charge was recorded at MIVA Media Europe. After this impairment charge, MIVA Media Europe has a goodwill carrying value of approximately $13.6 million, and no value for other intangible assets.

The final measurement of the impairment has yet to be completed; therefore as permitted by SFAS 142, the estimated impairment charge represents management’s current best estimate as to the actual impairment, which may be higher or lower than the estimated charge. Upon finalization of the actual impairment charge in the third quarter of 2006, the Company will record any resulting increase or decrease to the estimated charge.

The fair value of the reporting unit under step one and individual assets under step two were determined with the assistance of an independent third-party appraiser using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets served, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows.

Back to Contents

We will continue to assess the potential of impairment for goodwill, intangibles assets, and other long-lived assets in future periods in accordance with FASB Statements No. 142 and No. 144. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.

NOTE D – CHANGES IN COMPANY EXECUTIVES

On April 3, 2006, Craig A. Pisaris-Henderson and Phillip Thune resigned their positions with us as Chairman and Chief Executive Officer and President, respectively, but had retained their seats on our Board of Directors. Pursuant to the terms of their employment agreements and severance letters, severance compensation aggregating $3.1 million, including $1.6 million described in the following paragraph, is payable to Messrs. Pisaris-Henderson and Thune, and this charge was recorded as an expense in the quarter ended June 30, 2006.

Further, in conjunction with the Option Cancellation Agreement and related Restricted Stock Unit agreements, as dated October 19, 2005, Craig A. Pisaris-Henderson and Phillip Thune, received shares of restricted stock amounting to 210,051 and 163,001, respectively, in exchange for their existing stock options. Their restricted stock was to vest pro-rata over a two year vesting period. During the quarter ended June 30, 2006, upon their departure, these shares were fully vested and resulted in the recording of expense of $0.9 million and $0.7 million for Messrs. Pisaris-Henderson and Thune, respectively.

On April 3, 2006, our Board named Peter A. Corrao, previously chief operating officer, as chief executive officer and Lawrence Weber as Non-Executive chairman of our Board of Directors. On May 16, 2006, Craig A. Pisaris-Henderson resigned from the Board of Directors.

NOTE E – ACCOUNTING FOR STOCK-BASED COMPENSATION

During the three and six month periods ending June 30, 2006, we recorded $3.3 million and $5.0 million, respectively, in stock based employee expense. For the three month period ending June 30, 2006, our stock based employee expense consists of stock option expense of $1.0 million and restricted stock unit expense of $2.3 million. For the six month period ending June 30, 2006, this division is $2.1 million in stock option expense and $2.9 million in restricted stock unit expense, respectively. During the three and six month periods ending June 30, 2005, no expense was recorded for stock based compensation

Prior to January 1, 2006, we accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005, 2004, or 2003, except for amounts related to restricted stock units issued during 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to Statement 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

Back to Contents

Prior to the adoption of Statement 123 (R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Had we had excess tax benefit for the three and six months ended June 30, 2006, it would have been classified as a financing cash inflow as compared to classification as an operating cash inflow if we had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes method and amortized to expense over the options’ vesting periods.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(125,234)	$(122,033)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,510)	(5,109)

Pro forma net loss	$(127,744)	$(127,142)

Loss per share:
Basic - as reported	$(4.08)	$(3.98)

Basic - proforma	$(4.16)	$(4.15)

Diluted - as reported	$(4.08)	$(3.98)

Diluted - proforma	$(4.16)	$(4.15)

The three and six month periods ended June 30, 2005, pro forma net loss and pro forma diluted loss per share amounts, previously presented in the 2005 financial statements, have been revised to reflect differences in the pro forma deduction amount. These revisions are limited to the footnote disclosure of non-cash SFAS No. 123, “Accounting for Stock-Based Compensation” pro forma expense and do not result in any changes or impact to our historically reported statements of income or cash flows. The previously reported pro forma net loss was $128.7 million and $129.0 million and the previously reported pro forma diluted pro forma loss per share was $4.19 and $4.21 for the three and six month periods ended June 30, 2005, respectively.

In June 1999 and June 2004, the Board of Directors adopted the 1999 Stock Incentive Plan, and the 2004 Stock Incentive Plan and the EMI Replacement Option Plan, respectively. Awards permitted under the 1999 Plan and 2004 Plan consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards and stock appreciation rights. Under these plans, there are 9.2 million shares approved for issuance and as of June 30, 2006, 1.2 million shares remained available for future grants. The options issued to employees generally vest in a range of immediate vesting up to four years vesting and expire in ten years.

Stock option activity under the plans during the three and six months ended June 30, 2006, are summarized below. (In thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2005	4,595	6.98
Granted	1,008	5.15
Exercised	(200)	1.82
Canceled	(349)	6.95	7.58

Options outstanding at March 31, 2006	5,054	6.79	6.19

Granted	68	4.00
Exercised	(361)	1.23
Canceled	(299)	7.08

Options outstanding at June 30, 2006	4,462	7.18	7.45

Options exercisable at June 30, 2006	2,668	8.43	6.22

Back to Contents

As of June 30, 2006, unrecognized compensation expense related to stock options totaled approximately $5.7 million, which will be recognized over a weighted average period of 3.13 years. The new stock option activity for the three and six months ended June 30, 2006, is summarized below (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

New stock options granted	68	1,076
Expense recognized with new stock options	$13	$397

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Volatility	78.9%	86.8%
Risk-free rate	5.0%	4.5%
Expected life	5.0 Years	4.9 Years

The weighted-average fair value of plan options granted during the three and six months ended June 30, 2006, was $2.66 and $3.46 and the weighted-average exercise price was $4.00 and $4.94 respectively.

At the Company’s annual meeting, to be held on August 16, 2006, our shareholders will be asked to approve the 2006 Stock Award and Incentive Plan. This Plan will, among other things, increase by 2.0 million the number of shares of common stock available for equity awards.

The warrant activity for the six months ended June 30, 2006, is summarized below (in thousands):

	Warrants	Weighted- Average Exercise Price

Balance, December 31, 2005	90	$1.00
Granted	—	—
Exercised	(90)	1.00
Canceled	—	—

Balance, June 30, 2006	—	$—

The total intrinsic value of warrants exercised during the three and six months ended June 30, 2006 totaled approximately $0.0 million and $0.2 million, respectively.

The restricted stock unit activity for the three and six months ended June 30, 2006, is summarized below (in thousands):

Restricted Stock Units

Balance, December 31, 2005	933
Granted	34
Exercised (stock issued)	(461)
Canceled	(12)

Balance, June 30, 2006	494

Back to Contents

NOTE F – INTANGIBLE ASSETS

The balance in intangible assets as of June 30, 2006, consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$2,707	$(810)	$1,897	7
Developed technology	8,776	(3,245)	5,531	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	904	(440)	464	10
Indefinite-lived intellectual property	1,037	—	1,037	Indefinite
Goodwill	28,335	—	28,335	Indefinite

	$41,859	$(4,595)	$37,264

The balance in intangible assets as of December 31, 2005, consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$18,416	$(4,545)	$13,871	6
Developed technology	9,347	(2,416)	6,931	5
Customer relationships	1,776	(938)	838	3
Other definite-lived intangibles	912	(419)	493	10
Indefinite-lived intellectual property	1,038	—	1,038	Indefinite
Goodwill	75,659	—	75,659	Indefinite

	$107,148	$(8,318)	$98,830

Changes in the carrying amount of intangible assets for the six months ended June 30, 2006, are as follows (in thousands):

	Performance Marketing	Merchant Services	Total

Balance as of January 1, 2006	$98,830	$—	$98,830
Impairment Charge	(63,680)		(63,680)
Income Tax adjustments	(66)		(66)
Amortization	(1,158)		(1,158)
Foreign currency translation adjustments	3,338	—	3,338

Balance as of June 30, 2006	$37,264	$—	$37,264

Back to Contents

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. In the second quarter of 2005, events occurred that reduced our expectations of the businesses acquired in 2004, primarily as the result of reduced traffic generated by our distribution partners at MIVA Media and a lower-than-expected profitability at our MIVA Direct and MIVA Small Business divisions. Therefore, indicators of goodwill and other intangible asset impairment existed, and we performed the impairment tests as prescribed by FASB Statement No. 142. As a result of this, the Company recorded an impairment charge of $118.9 million in the quarter ended June 30, 2005.

As more fully described in Note C, the Company performed a similar impairment test in the quarter ended June 30, 2006, and recorded an impairment charge of $63.7 million.

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

As of June 30, 2006, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:

2006	$1,222
2007	2,446
2008	2,446
2009	980
2010	446
Thereafter	352

$7,892

NOTE G – EQUITY AND PER SHARE DATA

We incurred a loss for the six months ended June 30, 2006. As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations was 3.4 million shares with a range of exercise prices between $4.08 and $26.81 for the six month period ended June 30, 2006.

The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Weighted-average number of common shares outstanding-basic	31,830	30,702	31,511	30,658
Dilution from stock options, warrants, and restricted stock units	—	—	—	—

Weighted-average number of common Shares and potential common shares outstanding - diluted	31,830	30,702	31,511	30,658

On May 4, 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $10 million of our common stock. The timing and amount of shares that may be repurchased will be determined based on market conditions and other factors, and we expect to use existing cash to finance any transactions. During the three months ended June 30, 2006, the Company paid $0.3 million and acquired shares under our stock repurchase program. Repurchases under the program may be made until May 3, 2007.

Back to Contents

NOTE H – LITIGATION

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

Two plaintiffs - Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b) (6) for failure to state claims on which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b) (2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google Inc. and certain other co-defendants in the case have a reached settlement terms with the plaintiffs. The court has granted conditional approval to the class settlement between these parties. The court held a fairness hearing on July 24, 2006 and has taken the review of the settlement terms under advisement. We anticipate that the court will issue a final order approving the settlement with Google. The court has stayed the case as to the remaining defendants, including MIVA, and has ordered the parties to mediation. We are currently in the process of scheduling the mediation.

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

Payday Advance Plus, Inc.

On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media Network distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. On May 12, 2006, MIVA filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim Upon Which Relief Can be Granted, arguing that Plaintiff failed to raise any colorable claims against MIVA. Advertising.com filed a similar motion. The Court has taken the motions under advisement and has not yet issued a ruling.

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

Back to Contents

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operation.

No accruals for potential losses for litigation are recorded as of June 30, 2006, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.

NOTE I – COMMITMENTS AND CONTINGENCIES

We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded by payments from our advertisers for the paid click-through (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through December 2007.

We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010. In addition, we have ongoing royalty payments based on our use of those patents.

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, guaranteed distributor payments, a royalty agreement, and a prior acquisition agreement, which consisted of the following at June 30, 2006 (in thousands):

	Operating Leases	Guaranteed Distribution Partner Payments	Royalty Agreement

2006	$1,354	$287	$400
2007	2,752	48	800
2008	2,684	—	800
2009	2,584	—	800
2010	2,662	—	600
Thereafter	5,117	—	—

	$17,153	$335	$3,400

Back to Contents

NOTE J – SEGMENT INFORMATION

We currently report our results in two operating segments, performance marketing and merchant services. In the three and six months ended June 30, 2006, the merchant services segment did not meet the quantitative thresholds that require separate information to be reported. Information identifying results for the performance marketing and merchant services segments are as follows (in thousands):

	Performance Marketing	Merchant Services	Total

Three Months Ended June 30, 2006
Revenue	$41,003	$419	$41,422
Operating loss	(73,914)	(367)	(74,281)
Net loss	(71,626)	(1,355)	(72,981)
Total assets	117,439	383	117,822
Six Months Ended June 30, 2006
Revenue	84,936	899	85,835
Operating loss	(77,345)	(718)	(78,063)
Net loss	(75,094)	(1,707)	(76,801)
Total assets	117,439	383	117,822
Three Months Ended June 30, 2005
Revenue	48,124	666	48,790
Operating income (loss)	(126,274)	(2,056)	(128,330)
Net income (loss)	(124,201)	(1,033)	(125,234)
Total assets	201,277	6,656	207,933
Six Months Ended June 30, 2005
Revenue	105,723	1,255	106,978
Operating income (loss)	(120,780)	(2,366)	(123,146)
Net income (loss)	(120,806)	(1,228)	(122,033)
Total assets	201,277	6,656	207,933

Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived Assets

Three Months Ended June 30, 2006
United States	$23,715	$37,047
United Kingdom	9,040	17,076
Other International	8,667	1,180

Total	$41,422	$55,303

Six Months Ended June 30, 2006
United States	$47,782	$37,047
United Kingdom	19,186	17,076
Other International	18,866	1,180

Total	$85,834	$55,303

Three Months Ended June 30, 2005
United States	$22,425	$41,404
United Kingdom	16,089	96,257
Other International	10,276	370

Total	$48,790	$138,031

Six Months Ended June 30, 2005
United States	$49,554	$41,404
United Kingdom	36,351	96,257
Other International	21,073	370

Total	$106,978	$138,031

Back to Contents

Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to several European entities, including France, Germany, Spain, and Italy that are subsidiaries of MIVA Media (UK) Ltd. In addition, activity from Sweden, Denmark, Norway, and Finland is included to the extent of the private label agreement with Eniro AB. This private label agreement was signed in conjunction with the sale of substantially all of the assets of our indirect, wholly owned subsidiary Espotting Scandinavia AB to Eniro AB during the third quarter of 2005.

NOTE K – INCOME TAXES

Income taxes for 2006 reflect benefits of $1.0 million and $0.8 million for the three and six months ended June 30, 2006, respectively. These benefits result from the reversal of deferred tax liabilities associated with amortizable intangibles written-off as part of the impairment charge in the three months ended June 30, 2006 and income tax benefits from operating losses, offset by valuation allowances provided against deferred tax assets and state income tax expense. These benefits differ from the expected tax benefits that would be calculated by applying the federal statutory rate to losses before income taxes for the aforementioned reasons and from the non-deductibility of that portion of the impairment charge related to goodwill.

For the three and six months ended June 30, 2005, we recorded benefits for income taxes of $3.0 million and $1.0 million, respectively. As in 2006, an abnormal relationship of income taxes to loss before the provision for income taxes results from the non-deductibility of the estimated impairment charge and the geographic distribution of profits and losses.

The effective tax rate is impacted by a variety of estimates, including the amount of income or loss expected during the remainder of the fiscal year, the mix of income (loss) between foreign and domestic sources, and expected utilization of tax losses being carried forward, which have a full allowance.

NOTE L – TREASURY STOCK

During the quarter ended June 30, 2006, the Company’s shares held in treasury increased by 314,727 shares ($1.3 million). The components of this activity included: 101,053 shares from the net issuances of stock options ($0.4 million); 142,374 shares from the net issuances of restricted stock units ($0.6 million); and, the repurchase of 71,300 shares ($0.3 million).

In the first quarter of 2006 treasury stock increased 24,194 shares and $0.1 million for the net issuance of warrants.

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

Overview

We are an independent Performance Marketing Network, dedicated to helping businesses grow. Our media platform facilitates performance marketing for partners (publishers), advertisers and consumers (end-users). Our primary focus is on providing our partners with a complete set of innovative solutions enabling the acquisition, retention and monetization of their online audiences. As an independent provider, our primary focus is not to promote a branded destination search engine or portal that actively competes with our distribution partners for end-users. For our advertisers, we provide solutions to manage, optimize, and measure return on investment from keyword-targeted and context-related performance marketing programs. Our advertisers access distribution and generate leads through our network of publisher partners and are able to capitalize on leads through our integrated e-commerce merchant solution. We offer our marketing services on three continents with direct product offerings in North America and Europe. During the three and six months ended June 30, 2006, revenues generated from our European operations accounted for 42.7% and 44.3% of our total, respectively.

Throughout the first half of 2006, we took a number of specific steps to build our business and strengthen our Company. Specifically we:

•	launched TXT//AD, an innovative new Pay-Per-Text ad channel that allows advertisers to reach potential customers via short message service in the United Kingdom.
•	MIVA Small Business introduced MIVA Merchant Fast Track, which will provide companies an easier path to develop, maintain and grow their online businesses.

In addition, the following items had a significant impact on the six months ended June 30, 2006:

•

reduction in our average revenue per click in the three and six months ended June 30, 2006, as compared to the same periods in 2005, which caused us, among other things, to experience lower than anticipated click-through revenue from MIVA Media Europe;

•	as an ongoing practice, we took actions to remove certain Internet traffic sources from our MIVA Media Networks as they did not meet our traffic quality or distribution guidelines.

Recent Developments

In the second quarter of 2006, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, June 2006. We anticipate further challenges in the European marketplace in future periods; therefore as a result, we performed an impairment test to determine if the value of goodwill, intangibles assets and other long-lived assets were recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and it was determined that an impairment existed. Therefore, as provided under the provisions of those Statements, we have recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of goodwill and other intangible assets to their fair value. For additional information on impairment, refer to footnote C of the unaudited condensed consolidated financial statements. We will continue to evaluate our goodwill, intangible assets, and other long-lived assets for impairment in the future in accordance with FASB Statements No. 142 and No. 144. Additional impairment charges may be required if revenue and cash flow expectations are further reduced or other circumstances affect our business.

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

RESULTS OF OPERATIONS

Revenue

During the three months ended June 30, 2006, we recorded revenue of $41.4 million, a decrease of 15.2% from the $48.8 million recorded in the same period in 2005. For the six months ended June 30, 2006, we recorded $85.8 million in revenue compared with $107.0 million for the six months ended June 30, 2005, a decrease of 19.8%. A portion of this decline in revenue is attributed to our declining revenue per click. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. From 2004 to 2005 and into 2006 we experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; the bid prices of the more frequently clicked keyword terms; and the nexus between the three. Additionally, contributing to our revenue decrease is our on-going initiative to pro-actively screen Internet traffic sources to ensure the less desirable and essentially non-converting sources are excluded for our advertiser base in both our MIVA Media US Network and our MIVA Media Europe Network. These decreases have been partially offset by an increase in toolbar revenue at MIVA Direct. During the three months ended June 30, 2006, one customer of MIVA Direct accounted for more than 10% of our Company’s consolidated revenues.

We are actively seeking to increase our average revenue per click by changing the overall mix of the MIVA Media Network traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers, and seeking new implementations through which our advertisers’ keyword advertisements may be displayed.

During the three and six months ended June 30, 2006, one advertiser account represented more than 10% of our total revenue, however during the three and six months ended June 30, 2005, there were no advertiser accounts that represented more than 10%. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, none of these purchases made from our distribution partners represented over 10% of our consolidated revenue in the three and six months ended June 30, 2006 or 2005.

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

Back to Contents

From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to distribution partners within our MIVA Media Networks. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to the MIVA Media Networks partner or to deplete the advertising account of a competitor rather than to view the underlying content. We have proprietary automated screening applications and procedures to minimize the effects of these fraudulent clicks. Click-throughs received through the MIVA Media Networks and through our private label partners’ networks are evaluated by these screening applications and procedures. We constantly evaluate the effectiveness of our efforts to combat click-through fraud, and may adjust our efforts for specific distribution partners or in general, depending on our ongoing analysis. These changes impact the number of click-throughs we record and bill to our advertisers, the bid prices our advertisers are willing to pay us for click-throughs, and the revenue we generate.

Additionally, we have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue. See Note H regarding our litigation.

We plan to continue our efforts to invest in our business and seek increases from additional revenue from private-branded toolbars, algorithmic web search tools, and Pay-Per-Call, along with other initiatives.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2006 and 2005, were as follows (in millions):

	For the Three Months Ended June 30,		2006 vs. 2005	For the Six Months Ended June 30,		2006 vs. 2005

	2006	2005		2006	2005

Cost of services	$21.4	$25.9	$(4.5)	$42.8	$57.1	$(14.3)
Marketing, sales, and service	13.8	9.1	4.7	25.7	17.0	8.7
General and administrative	12.2	11.0	1.2	22.6	20.9	1.7
Product development	2.4	2.3	0.1	4.6	4.3	0.3
Impairment loss on goodwill and other intangible assets	63.7	118.9	(55.2)	63.7	118.9	(55.2)
Patent litigation settlement	—	8.0	(8.0)	—	8.0	(8.0)
Amortization	2.3	1.9	0.4	4.5	3.9	0.6

	$115.8	$177.1	$(61.3)	$163.9	$230.1	$(66.2)

Back to Contents

Operating expenses, as a percent of revenue, for the three and six months ended June 30, 2006 and 2005, were as follows:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,

	2006	2005	Change	2006	2005	2006 vs. 2005

Cost of services	51.7%	53.0%	(1.3)%	49.9%	53.4%	(3.5)%
Marketing, sales, and service	33.3	18.8	14.5	29.9	15.9	14.0
General and administrative	29.4	22.5	6.9	26.3	19.5	6.8
Product development	5.7	4.7	1.0	5.4	4.0	1.3
Impairment loss on goodwill and other intangible assets	153.7	243.7	(90.0)	74.2	111.1	(36.9)
Patent litigation settlement	0.0	16.4	(16.4)	—	7.5	(7.5)
Amortization	5.5	4.0	1.5	5.2	3.7	1.5

	279.3%	363.0%	(83.7)%	190.9%	215.1%	(24.2)%

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

Cost of services decreased in the three and six month periods ended June 30, 2006, compared with the same periods in the previous year primarily due to an overall reduction in the total amounts paid for traffic acquisition costs of $5.6 and $15.9 million, respectively, to our distribution partners. However, the amounts paid to distribution partners increased as a percentage of the revenue acquired. The majority of our payments to our distribution partners are calculated as a percentage of the revenue generated on the Internet traffic we purchase, and as a result, as revenue declines a corresponding decrease will be realized in our traffic acquisition costs. This decrease was partially offset by higher employee related expenses, as associated with our termination costs related to our workforce reduction on May 30, 2006, of $0.6 million. Cost of services for the three and six month periods ended June 30, 2006 compared to the same periods in 2005 decreased as a percentage of revenue from 53.0% to 51.7% and 53.4% to 49.9%, respectively, partially due to a favorable settlement of a contract dispute with a distribution partner that reduced cost of services without a corresponding reduction in revenue. All these factors, among others, assisted in offsetting the increase in cost of services as a result of our patent license agreement.

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

The increase in marketing, sales, and service expense for the three and six months ended June 30, 2006, compared with the same periods in 2005 is predominately the result of increased advertising efforts related to consumer toolbar downloads of $4.1 and $7.3 million to generate higher levels of revenue at MIVA Direct and MIVA Media Europe. Also included within this expense category are stock option expenses, which resulted in $0.8 and $1.0 million for the three and six months ended June 30, 2006. The remaining $0.4 and $0.6 million is attributed to higher personnel costs. Offsetting these negative variances on both a quarter and year-to-date period is travel expense, which resulted in positive variances of $0.1 and $0.3 million, respectively.

General and administrative - General and administrative expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for administrative personnel; insurance; depreciation of property and equipment not related to search serving or product development activities; expenses and fees associated with the reporting and other obligations of a public company; bad debt; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, supporting litigation, and evaluating and pursuing new opportunities.

Back to Contents

General and administrative expenses increased in the three and six month periods ended June 30, 2006 compared with the same periods in the previous year as the result of increased employee related costs, which included $1.0 and $2.7 million of executive severance costs related to certain members of management who resigned during the first six months of 2006. Additionally, stock compensation charges of $2.2 and $3.4 million contributed to the overall quarter and year-to-date increases in 2006 compared to 2005. These costs were offset by significant reductions in legal expenses of $2.4 and $3.8 million, respectively. These aforementioned legal decreases are the result of increased legal expenses associated within the first six months of 2005 related to our defense against the patent litigation brought against us by Yahoo! that came to trial in the second quarter of 2005. There were no legal fees associated with this litigation in either the first or second quarters of 2006. Also, during the first quarter of 2006, we recorded a gain related to a lease modification and lease extension agreement for office space in New York of $0.9 million that offset the increase in general and administrative expenses. Second quarter 2006 versus second quarter 2005 general and administrative expenses as a percentage of revenue increased from 22.5% in 2005 to 29.4% in 2006. Similarly, year-to-date general and administrative expenses as a percentage of revenue increase from 19.5% in 2005 to 26.3% in 2006. The primary factor in this variance trend is the result of revenues declining more quickly than the overall decline in general and administrative expenses. We expect that this trend will reverse throughout the remainder of 2006 as cost-cutting initiatives continue.

We expect to incur and record ongoing legal expenses as they relate to our pending litigation matters in 2006. Additionally, as we litigate the lawsuits to which we are a party, and as we evaluate and pursue new strategic opportunities, we will continue to incur substantial legal expenses. Our legal expenses may increase significantly as a result of the class actions lawsuits against us, as disclosed in Part II, Item 1 of this form 10-Q; however, no meaningful estimate of the expenses associated with these lawsuits can be calculated at this time.

Product development - Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services, and depreciation for related equipment used in product development. The three months ended June 30, 2006 as compared to the three months ended June 30, 2005 resulted in a minimal variance. The six months ended June 30, 2006, as compared to the similar period in 2005 reflected a $0.3 million increase, which primarily consisted of stock option expense that did not exist in 2005. We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, we expect product development expenses to continue to increase throughout the remainder of 2006.

Impairment Loss - In the second quarter of 2006, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media European division, acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, June 2006. We anticipate further challenges in the European marketplace in future periods; therefore as a result, we performed an impairment test to determine if the value of goodwill, intangibles assets, and other long-lived assets were recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and it was determined that an impairment existed. Therefore, as provided under the provisions of those Statements, we have recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of goodwill and other intangible assets to their fair value. This amount has been included in operating expenses in the three and six months ended June 30, 2006. For additional information on impairment, refer to footnote C of the unaudited condensed consolidated financial statements. We will continue to assess the impairment of goodwill, intangible assets, and other long-lived assets in future periods in accordance with FASB Statements No. 142 and No. 144

Amortization - Amortization expense for the three and six month periods ending June 30, 2006 and 2005, increased in proportionate amounts as continued efforts are focused on the purchasing of business assets. Additionally, we may continue to purchase assets or businesses, which may result in additional intangible assets and amortization expense.

Back to Contents

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income was $0.2 million in the three months ended June 30, 2006 and $0.4 million in the year-to-date period. In comparison, net interest income was $0.2 and $0.3 million in the same periods in 2005.

Income Taxes

During the three and six months ended June 30, 2006 and 2005, we recorded the following tax benefits (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2006	2005	2006	2005

Pretax loss	(74.0)	(128.2)	(77.6)	(123.0)
Tax benefit	(1.0)	(3.0)	(0.8)	(1.0)
Effective tax rate	1.4%	2.3%	1.0%	0.8%

Income taxes for 2006 reflect benefits of $1.0 million and $0.8 million for the three and six months ended June 30, 2006, respectively. These benefits result from the reversal of deferred tax liabilities associated with amortizable intangibles written-off as part of the impairment charge in the three months ended June 30, 2006 and income tax benefits from operating losses, offset by valuation allowances provided against deferred tax assets and state income tax expense. These benefits differ from the expected tax benefits that would be calculated by applying the federal statutory rate to losses before income taxes for the aforementioned reasons and from the non-deductibility of that portion of the impairment charge related to goodwill.

For the three and six months ended June 30, 2005, we recorded benefits for income taxes of $3.0 million and $1.0 million, respectively. As in 2006, an unusual relationship of income taxes to pretax loss results from the non-deductibility of estimated impairment charge, along with the geographic distribution of profits and losses.

Net Income (Loss)

As a result of the factors described above, we generated a net loss of $(73.0) million and $(76.8) million, a loss of $(2.29) and $(2.44), per outstanding share in the three and six months ended June 30, 2006, respectively. In the same periods in 2005, we generated net loss of $(125.2) million and $(122.0) million, or $(4.08) and $(3.98) per diluted share, respectively.

Weighted average common shares used in the fully diluted earnings per share computation increased 1.1 million shares from 30.7 million shares for the six months ended June 30, 2005, to 31.8 million for the six months ended June 30, 2006.

Impact of Foreign Currency Translation

Our international net revenues were $17.7 million and $38.1 million for the three and six months ended June, 2006, respectively. Our international operations have increased our exposure to foreign currency fluctuations. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our inter-company balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

Back to Contents

During the first half of 2006, the U.S. Dollar weakened against the British Pound and the Euro. Had the exchange rates used in the financial statements not changed from December 31, 2005, our net revenues for the three and six months ended June 30, 2006, would have been approximately $0.7 million and $1.3 million lower, respectively, than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2005, cost of services and operating expenses for the three and six months ended June 30, 2006, also would have been $0.8 million and $1.4 million lower, respectively, than we reported.

LIQUIDITY AND CAPITAL RESOURCES

On May 4, 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $10 million of our common stock. The timing and amount of shares that may be repurchased will be determined based on market conditions and other factors, and we expect to use existing cash to finance any transactions. During the three months ended June 30, 2006, the Company paid $0.3 million and acquired 71,300 shares under our stock repurchase program. Repurchases under the program may be made until May 3, 2007.

As of June 30, 2006, the Company had a total cash and investment position of $36.9 million, which consisted of $23.3 million in cash and cash equivalents and $13.6 million in short-term investments. This represents a $1.5 million or 3.9% decrease from the total cash and investment position of $38.4 million at December 31, 2005, which was comprised entirely of cash and cash equivalents.

We historically have satisfied our cash requirements primarily through placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. During the three and six months ended June 30, 2006, we generated cash from operations of $1.1 million and $4.3 million, respectively.

Operating Activities

In recent years, we have generated positive cash flows from our operations primarily due to advertisers bidding for the placement of their keyword-targeted ads within the MIVA Media Network and the networks of our private label partners, and distribution and private label partners displaying these keyword ads, leading to paid click-throughs. In the recent quarter-ended period June 30, 2006, our declining revenue per click is associated with our advertisers decreased spend for key word placement on our network, which has impacted our average revenue per paid click-through, overall revenue, and cash flows. Our private label partners have not experienced this same decline although if it occurs in the future it would result in a similar reduction in average revenues per click-through, revenue, and cash flows. Additionally, if we fail to offer our distribution partners competitive keyword-targeted advertisements with respect to any of the following:

•	average revenue per paid click through;
•	the revenue share paid to the distribution partners;
•	the relevancy and coverage of our keyword ads; or
•	the speed and delivery of such ads,

our partners may display fewer MIVA Media network advertisements, or stop showing our keyword-targeted ads altogether, which would lead to lower revenue and cash flows. Additionally, the number and quality of keyword-targeted ads of competitors, some of which have much greater resources than us, is increasing, which may adversely impact our ability to keep or grow our advertiser and distribution partner relationships, as well as our average revenue per paid click-through. These factors, coupled with any increase in either the amount of payments owed to and/or the payment terms with our distribution partners may reduce our revenue and cash flows or cause us to become cash flow negative.

Back to Contents

Net cash provided by operating activities totaled $4.3 and $8.1 million during the six months ended June 30, 2006 and June 30, 2005, respectively. A significant factor in this decrease in cash provided by operations is the decline in revenue in both the quarter and year to date periods ended June 30, 2006 and 2005. The quarter to date periods ended June 30, 2006 and 2005, reflected a 15.1% decrease in revenue from operations from $48.8 million to $41.4 million. Similarly, revenue in the year to date period ended June 30, 2006, declined 19.8% from the corresponding period in 2005, from $107.0 million to $85.8 million. In addition, severance related payments to certain executive officers who resigned during the quarter ended June 30, 2006 combined to use cash during the quarter. Additionally, accounts payable, accrued expenses, and other liabilities decreased $7.6 from the corresponding period in 2005, as a result of a one-time accrued liability of $8.0 million related to the Yahoo! patent infringement settlement payment paid in July 2005. Offsetting the aforementioned variance is a decrease related to income taxes receivable, which changed significantly due to the receipt of income tax refund checks, amounting to $5.3 million, related to the 2003 and 2004 corporate tax reporting periods. Finally, a $1.2 million decrease was noted in deferred revenue, which assists in the variance described above for the overall decrease in cash provided by operations.

Investing Activities

Net cash used in investing activities totaled approximately $20.3 million during the six month period ended June 30, 2006. The primary use of cash was for net purchases of short-term investments ($13.5 million), capital assets associated with network expansion and the costs associated with internally developed software for use in the business ($4.0 million), and a payment made on the earn-out related to the acquisition of MIVA Direct ($2.8 million). In the same period in 2005, net cash used in investing activities consisted of capital expenditures ($4.8 million) and cash payments, net of cash acquired, made related to the acquisitions of MIVA Small Business, MIVA Direct and MIVA Media Europe ($3.5 million), offset by proceeds from the sale of short-term investments, and by purchases of short–term investments ($11.9 million).

Financing Activities

Net cash provided by financing activities during 2006 was $0.3 million. We received proceeds from the exercise of stock options of $1.3 million, offset by payments of $0.7 million made pursuant to a perpetual software license agreement with FAST Search and Transfer and $0.3 million for the repurchase of Company stock. During the same period in 2005, outflows primarily consisted of payments made pursuant to the software license agreement of $3.5 million, which was partially offset by proceeds from the exercise of stock options of $1.0 million.

Liquidity

We have no material long-term commitments for capital expenditures; however, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, in the domestic marketplace, infrastructure and personnel. To ensure we have access to the funds necessary to increase our capital expenditures, we have established a standing proposal to enter into a leasing line of credit agreement that may provide for up to $2.0 million to be used for capital expenditures, subject to certain approval processes. This standing proposal expires October 31, 2006.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to advertisers, advertising agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN 45. At this time, it is not possible to determine any potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements.

Back to Contents

Irrespective of the operating performance recorded in the first and second quarters of 2006, we believe our cash balances and other liquid assets as of June 30, 2006, together with cash flows from operations, will provide adequate resources to fund ongoing operating requirements and future capital expenditures over the next 12 months.

In the future, we may seek additional capital through the issuance of debt or equity or by securing a new debt facility to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. We filed a shelf registration statement during 2004 that will allow us to issue up to 6.0 million shares of our authorized common stock. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend on numerous factors including the relative performance of our business, competitive pressures, and acquisitions of complementary products, technologies, or businesses. As we require additional capital resources, we may seek to sell debt securities or additional equity securities or secure a new debt facility. The sale of convertible debt securities or additional equity securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission March 16, 2006, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including, but not limited to, those related to estimates of future cash flows, asset impairment evaluations, income taxes, tax valuation reserves, loss contingencies, allowances for doubtful accounts, and useful lives for depreciation and amortization. We base our estimates on historical experience and on various other assumptions we believe are reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results could differ materially from these estimates.

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

Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses, which account for approximately 1% of our consolidated revenues in both the three and six month periods ending June 30, 2006, are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable, and collectibility is probable. Revenue from support arrangements is recognized ratably over the contract period of the invoice.

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

Back to Contents

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. A portion of our advertisers prepay for services. The allowance for doubtful accounts was approximately $1.2 million and $1.9 million as of June 30, 2006, and December 31, 2005, respectively. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations, or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances and an expense is recorded using a reserve rate based on the age of outstanding accounts receivable or when it is probable that a certain receivable will not be collected. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy, and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers’ ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary, which would result in additional general and administrative expense in the period such determination was made.

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

The liabilities/benefits associated with the open years subject to income tax audits will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur or the statute of limitations for the tax year expires. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense (benefit) on the Condensed Consolidated Statements of Operations in the period of the event. We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness.

Each reporting period, judgment is applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating loss carry forwards will not be realized, a valuation allowance is established for the amount of the deferred tax assets that are determined not to be realizable. At June 30, 2006, we had partial valuation allowances against our domestic and foreign deferred tax assets. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

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

Back to Contents

Impairment Evaluations

Our methodology for allocating the purchase price relating to acquisitions is based on established valuation techniques that reflect the consideration of a number of factors including valuations performed by third party appraisers. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. We perform goodwill impairment tests on an annual basis or more frequently in certain circumstances, if necessary. We compare the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, we would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

We evaluate the recoverability of long-lived assets, including property, plant and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on an annual basis or more frequently in certain circumstances, if necessary. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could effect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

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

During 2004, we acquired a number of businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. Due to the recency of our acquisitions, we have limited history on which to base our future projections of cash flows from these businesses. In addition, we are continually planning new initiatives for these businesses; however, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. As a result, additional impairment losses, such as the ones recorded during 2005 and 2006, are possible. Should future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 42.7% and 54.0% of total revenues during the three month periods ended June 30, 2006 and 2005, respectively. International revenues from our non-U.S. operations also accounted for approximately 44.3% and 53.7% of total revenues during the six month periods ended June 30, 2006 and 2005, respectively. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of MIVA, Inc. and its subsidiaries result in gains and losses that are reflected in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2006, was a net translation gain of approximately $5.3 million. This gain is recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. We do not hedge against foreign currency risk.

Back to Contents

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

Item 4. Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of June 30, 2006.

As disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, as of December 31, 2005, we had identified the following material weaknesses in our internal control over financial reporting:

•

Insufficient controls over the preparation of the income tax provision. The error in the income tax provision that resulted in an adjustment to our financial statements was not identified by our existing controls over the manual income tax provision calculation. Although management concluded that the error was the result of an oversight in our calculation, we are in the process of designing and implementing improvements to our internal controls over financial reporting related to the manual income tax provision calculation to include quarterly meetings between our tax and accounting team members to formalize communication between the two functions, hiring additional resources with tax provision expertise, as well as purchasing software to aid in the calculation.

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

Remediation

During the second quarter 2006, our management took further action on remediation plans implemented in the first quarter 2006 in order to address each of the material weaknesses in internal control over financial reporting described above. As of June 30, 2006, we have made progress toward developing an effective internal control system by completing a number of steps, including, the following:

•	Income Taxes – Management has begun conducting more detailed reviews as well as engaging an outside firm to assist with the calculation of the income tax provision;
•	Wire Transfers – Management has instituted controls over the segregation of the ability to set up new users and assign access rights to new users;

We are continuing our review of the remediation actions taken to date to improve our internal control over financial reporting. There has been insufficient time to ensure that the newly designed controls are adequate and operating effectively to mitigate the listed material weaknesses. We intend to continue assessing the effectiveness of our remediation efforts and to correct all material weaknesses in internal controls, as well as deficiencies and significant deficiencies that may be identified. However, we cannot provide any assurances as to when the material weaknesses identified above will be fully remediated.

Back to Contents

Except as described above, we have not made any change to our internal control over financial reporting in connection with our second quarter 2006 evaluation.

However, the Company’s corporate accounting and finance department has had difficulty retaining and hiring qualified people. This situation appears to be the result of several factors, including the location of the company’s headquarters in Ft. Myers, Florida and the limited accounting and financial resources available in that area, and the Company’s worsening financial results of operations and the overall competitiveness in the market for financial professionals. The Company is currently actively recruiting for several financial positions, and the lack of those filed positions made the closing process for the quarter ended June 30, 2006 difficult and elongated. This was exacerbated by the complex issues the Company faced for the quarter, including the significant impairment charge. The shortage of adequate in-house accounting and financial resources, and the complexity of the issues we faced this quarter, resulted in a significant deficiency in our system of internal controls as it relates to evaluating and measuring goodwill at June 30, 2006.

The Company is evaluating its long-term needs in the accounting and financial area, and is actively recruiting needed resources. If the Company is unsuccessful in attracting and retaining the appropriate and qualified people it needs, our ability to effectively maintain our books and records will be weakened and the significant delivery referred to above could continue, or a material weakness in internal controls could result.

PART II Other Information

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

Two plaintiffs - Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b) (6) for failure to state claims on which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b) (2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google Inc. and certain other co-defendants in the case have a reached settlement terms with the plaintiffs. The court has granted conditional approval to the class settlement between these parties. The court held a fairness hearing on July 24, 2006 and has taken the review of the settlement terms under advisement. We anticipate that the court will issue a final order approving the settlement with Google. The court has stayed the case as to the remaining defendants, including MIVA, and has ordered the parties to mediation. We are currently in the process of scheduling the mediation.

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

Payday Advance Plus, Inc.

On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media Network distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. On May 12, 2006, MIVA filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim Upon Which Relief Can be Granted, arguing that Plaintiff failed to raise any colorable claims against MIVA. Advertising.com filed a similar motion. The Court has taken the motions under advisement and has not yet issued a ruling.

Back to Contents

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

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operation.

No accruals for potential losses for litigation are recorded as of June 30, 2006, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.

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

Additionally, we have in the past - and we expect that we will continue in the future - remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which would have a material adverse effect on our business, revenue, and results of operations.

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

We were also named as a co-defendant with Advertising.com, Inc. in a putative class action lawsuit filed on March 10, 2006, by Payday Advance Plus, Inc., on behalf of themselves and all others similarly situated. The plaintiff’s claims are predicated on the allegation that Advertising.com, a MIVA Media Network distribution partner, engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The complaint seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies.

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

Some of our officers had no senior management experience in public companies prior to joining MIVA. As of June 30, 2006, we had 436 full time employees. Some of our new employees include certain key managerial, technical, financial, marketing, and operations personnel, including our Chief Financial Officer and our Chief Executive Officer, who joined our company on July 18, 2005, and September 6, 2005, respectively. These employees may not yet have been fully integrated into our operations. We expect to add additional key personnel in the near future. Additionally, on April 3, 2006, our Board of Directors appointed a new Chairman, a new Chief Executive Officer and a new President. Our failure to attract and fully integrate our new employees into our operations or successfully manage and retain such employees could have a material adverse effect on our business, financial condition, and results of operations.

One of our major advertisement feed providers accounts for a significant portion of our revenue and the loss of that advertisement feed provider or our inability to replace that advertisement feed provider with another provider could reduce our revenue and significantly harm our business.

We have derived and believe that we will continue to derive in the near term a significant portion of our revenue from one advertisement feed provider. During the first and second quarters of 2006, this advertisement feed provider accounted for over 10% of our revenue. Presently our contract with this advertisement feed provider is running on a month to month basis and can be terminated at any time upon thirty (30) days notice. While we are currently negotiating a new long term contract with this advertisement feed provider, there can be no assurance that an agreement will be reached, and if reached, done so on terms acceptable to us. If we fail to enter into a new definitive agreement and the existing agreement is terminated and we are unable to find an alternative advertisement feed provider that offers the same revenue opportunity as our current advertisement feed provider, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.

Back to Contents

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

As of June 30, 2006, we had stock options outstanding to purchase a total of 4.5 million shares at an average weighted price of $7.18 per share under our stock incentive plans. On October 19, 2005, we entered into Option Cancellation Agreements and Restricted Stock Unit Agreements with certain officers and directors. As a result of these agreements, options to purchase approximately 1.3 million shares of out stock were cancelled and 0.9 million restricted stock units, each of which represents a contingent right to receive one share of our common stock, were issued to such officers and directors. Additionally, 118,593 restricted stock units were granted to an officer/director and a director on October 19, 2005. On June 14, 2006, we granted additional restricted stock units to certain members of our Board of Directors in the adopted Policy for Compensation for Independent Members of the Board of Directors.

Back to Contents

At the company’s annual meeting, to be held on August 16, 2006, our shareholders’ will be asked to approve the 2006 Stock Award and Incentive plan. This Plan will, among other things, increase by 2.0 million the number of shares of Common Stock available for equity awards.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $10 million of our common stock. The timing and amount of shares that may be repurchased will be determined based on market conditions and other factors, and we expect to use existing cash to finance any transactions. During the three months ended June 30, 2006, the Company authorized and performed three separate transactions under this repurchase program which resulted in net cash used of $0.3 million. Repurchases under the program may be made until May 3, 2007.

The following table summarized the stock repurchase activity for the three months end June 30, 2006, purchased pursuant to the stock repurchase program:

	Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

Period					$10,000,000
April 1, 2006 through April 30, 2006	130,568	$4.23	130,568		9,447,696
May 1, 2006 through May 31, 2006	148,353	4.20	148,353		8,815,648
June 1, 2006 through June 30, 2006	35,806	4.03	35,806		8,671,348

Total	314,727	$4.22	314,727	(1)

(1)

Of this amount, 71,300 shares were repurchased under our stock repurchase program, 130,568 shares were withheld by us to satisfy the withholding taxes of certain officers payable upon vesting of restricted stock units, by each officer in connection with their resignations, 101,053 shares were withheld by us to satisfy the withholding taxes of a certain officer payable upon vesting of his stock options in connection with his resignation and 11,806 shares were withheld by us to satisfy the withholding taxes of our non-employee directors upon vesting of restricted stock units.

Item 6. Exhibits

See Index of Exhibits.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.
Date: August 9, 2006	By:	/s/ William Seippel

William Seippel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Back to Contents

Index of Exhibits

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

10.1	a	Resignation Agreement dated as of April 6, 2006, by and between MIVA, Inc. and Craig Pisaris-Henderson
10.2	a	Resignation Agreement dated as of April 6, 2006, by and between MIVA, Inc. and Phillip Thune
10.3	b	MIVA, Inc. Policy for Compensation For Independent Members of The Board of Directors, dated June 14, 2006.
10.4	b	Form of Restricted Stock Unit Agreement for Non-Employee Directors.
10.5	b	Form of Restricted Stock Unit Agreement for the Chairman of the Board and Lead Independent Director.
10.6	c	Executive Employment Agreement with Subhransu Brian Mukherjee, dated July 13, 2006.
10.7	*	Go To Search Services Order with MIVA Direct, Inc. including all amendments thereto.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Incorporated by reference to the exhibit previously filed on April 7, 2006 with MIVA’s Form 8-K.
b.	Incorporated by reference to the exhibit previously filed on June 20, 2006 with MIVA’s Form 8-K.
c.	Incorporated by reference to the exhibit previously filed on July 14, 2006 with MIVA’s Form 8-K.
*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).