Form 10-Q
period 2006-09-30
MIVA, INC.
filed 2006-11-09
CIK 1094808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

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

There were 31,492,606 shares of the Registrant’s Common Stock outstanding on October 31, 2006.

FORM 10-Q

MIVA, Inc.

Back to Contents

Part I. Financial Information

Item 1. Financial Statements

MIVA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30, 2006	December 31, 2005

	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$32,672	$38,436
Short-term investments	—	—
Accounts receivable, less allowance for doubtful accounts of $1,287 and $1,904 at September 30, 2006 and December 31, 2005, respectively	21,778	22,387
Deferred tax assets, net	340	1,140
Income tax receivable	1,041	7,105
Prepaid expenses and other current assets	1,722	1,263

Total current assets	57,553	70,331
PROPERTY AND EQUIPMENT - NET	17,333	17,019
INTANGIBLE ASSETS
Goodwill	28,757	75,659
Vendor agreements, net	1,800	13,871
Other intangible assets, net	6,519	9,300
DEFERRED TAX ASSETS, NET	763	3,553
OTHER ASSETS	1,051	1,059

Total assets	$113,776	$190,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,971	$14,088
Accrued expenses	16,919	19,223
Deferred revenue	3,276	3,469
Current portion of long-term debt	1,339	1,240
Other current liabilities	1,482	831

Total current liabilities	37,987	38,851
DEFERRED TAX LIABILITIES	—	3,636
LONG-TERM DEBT	349	1,360
OTHER LONG-TERM LIABILITIES	368	432

Total liabilities	38,704	44,279

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized,500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000shares; issued 32,351 and 31,099, respectively;outstanding 31,273 and 31,001, respectively	32	31
Additional paid-in capital	257,529	250,465
Treasury stock; 1,078 and 98 shares at cost, respectively	(4,090)	(1,093)
Accumulated other comprehensive income	4,644	(1,235)
Deficit	(183,043)	(101,655)

Total stockholders’ equity	75,072	146,513

Total liabilities and stockholders’ equity	$113,776	$190,792

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Revenues	$43,258	$44,687	$129,092	$151,665
Cost of services	23,050	22,802	65,895	79,904

Gross profit	20,208	21,885	63,197	71,761
Operating expenses
Marketing, sales, and service	11,800	8,879	37,506	25,928
General and administrative	8,968	7,949	31,585	28,813
Product development	2,311	2,984	6,908	7,281
Impairment loss on goodwill and other intangible assets	—	4,293	63,680	123,188
Patent litigation settlement	—	—	—	8,000
Amortization	1,452	2,160	5,904	6,077
Gain on sale of business	—	(631)	—	(631)

Total operating expenses	24,531	25,634	145,583	198,656

Loss from operations	(4,323)	(3,749)	(82,386)	(126,895)
Interest income, net	200	168	573	447
Exchange rate gain (loss)	(16)	(18)	74	(153)

Loss before provision for income taxes	(4,139)	(3,599)	(81,739)	(126,601)
Income tax expense (benefit)	448	(127)	(351)	(1,096)

Net loss	$(4,587)	$(3,472)	$(81,388)	$(125,505)

Net loss per share
Basic	$(0.15)	$(0.11)	$(2.59)	$(4.09)

Diluted	$(0.15)	$(0.11)	$(2.59)	$(4.09)

Weighted-average number of common shares outstanding
Basic	31,585	30,821	31,434	30,712

Diluted	31,585	30,821	31,434	30,712

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

Common stock
Balance, beginning of period	$31	$31
Common stock issued related to stock option and warrant exercises	1	—

Balance, end of period	32	31

Additional paid-in-capital
Balance, beginning of period	250,465	247,132
Common stock issued related to stock option and warrant exercises	1,025	1,484
Common stock issued related to tax benefit of exercise of stock options	—	251
Compensation charge related to restricted stock units and stock options	6,039	—

Balance, end of period	257,529	248,867

Treasury stock
Balance, beginning of period	(1,093)	(804)
Treasury stock purchased	(887)	—
Treasury stock received from escrow settlement	(813)	—
Treasury stock received to satisfy accrued liabilities	(1,297)	—

Balance, end of period	(4,090)	(804)

Retained earnings (deficit)
Balance, beginning of period	(101,655)	28,512
Net income (loss)	(81,388)	(125,505)

Balance, end of period	(183,043)	(96,993)

Accumulated other comprehensive income (loss)
Balance, beginning of period	(1,235)	12,808
Foreign currency translation adjustment	5,879	(12,242)

Balance, end of period	4,644	566

Stockholders’ Equity	$75,072	$151,667

Comprehensive income (loss)
Net loss	$(81,388)	$(125,505)
Other comprehensive income (loss)
Foreign currency translation adjustment	5,879	(12,242)

Comprehensive loss	$(75,509)	$(137,747)

	Number of Shares
Common stock
Balance, beginning of period	31,099	30,502
Common stock issued related to stock options, warrants & restricted stock unit exercises	1,252	414

Balance, end of period	32,351	30,916

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,

	2006	2005

Cash Flows from Operating Activities
Cash received from services	130,352	152,608
Interest received	575	456

Cash provided by operating activities	130,927	153,064
Cash paid to suppliers	62,113	78,054
Cash paid for expenses	72,590	71,765
Interest paid	133	226
Income taxes (received) paid	(5,726)	873

Cash paid for operating activities	129,110	150,918

Net cash flow provided by operating activities	1,817	2,146

Cash Flows from Investing Activities
Purchase of short-term investments	(78,580)	(46,676)
Proceeds from sale of short-term investments	78,580	64,150
Purchase of businesses, net of cash acquired	(2,795)	(5,586)
Proceeds from sale of property and equipment	—	636
Purchase of capital items including internally developed software	(6,439)	(5,917)

Net Cash Provided by (Used in) Investing Activities	(9,234)	6,607

Cash Flows from Financing Activities
Payments made on capital leases and notes payable	—	(412)
Payments made on software license obligation	(1,050)	(3,500)
Purchases of treasury stock	(887)	—
Proceeds received from exercise of stock options and warrants	1,908	1,484

Net Cash Provided by (Used in) Financing Activities	(29)	(2,428)

Effect of Foreign Currency Exchange Rates	1,682	(1,352)

Increase (Decrease) in Cash and Cash Equivalents	(5,764)	4,973
Cash and Cash Equivalents, Beginning of Period	38,436	29,220

Cash and Cash Equivalents, End of Period	$32,672	$34,193

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(Unaudited)

Reconciliation of net income to net cash provided by operating activities:

	For the Nine Months Ended September 30,

	2006	2005

Cash Flows from Operating Activities
Net loss	$(81,388)	$(125,505)
Add (deduct) items not using (providing) cash:
Reduction of the allowance for doubtful accounts	(701)	(669)
Depreciation and amortization	9,996	10,000
Impairment loss on goodwill and other intangible assets	63,680	123,188
European business tax reimbursements	(784)	—
Equity based compensation	6,039	—
Tax benefit of stock option exercises	—	251
Deferred income tax expense	(293)	1,456
Changes in operating assets and liabilities
Accounts receivable	2,173	3,651
Income taxes receivable	5,898	(4,246)
Other assets	(347)	(1,074)
Deferred revenue	(330)	(1,820)
Accounts payable, accrued expenses and other liabilities	(2,126)	(3,086)

Net Cash Provided by Operating Activities	1,817	2,146

See notes to unaudited condensed consolidated financial statements.

Back to Contents

MIVA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE A - NATURE OF BUSINESS

MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, “MIVA”, or “the Company”), is a leading online advertising network, dedicated to helping businesses grow. MIVA connects millions of buyers with sellers at exactly the right place and time. MIVA delivers qualified leads to advertisers, helps maximize revenue for partners, facilitates commerce for online merchants and provides relevant information to customers.

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

•	MIVA Direct provides an audience to advertisers by direct marketing entertaining and useful consumer software, content, and websites;
•

MIVA Small Business helps small businesses grow by developing integrated online marketing and business solutions based on the MIVA Merchant e-commerce platform that includes storefronts, payment processing, logistics management, and professional services. Our MIVA Media advertising services are integrated with our Small Business offerings to offer online businesses a more complete solution.

We offer our marketing services on multiple continents with direct product offerings in North America and Europe.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Back to Contents

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The unaudited consolidated financial statements include the accounts and operations of MIVA, Inc. and its direct wholly-owned operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

2. Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include estimates of future cash flows associated with asset impairment evaluations, income taxes, tax valuation reserves, loss contingencies, allowances for doubtful accounts, stock-based compensation, and useful lives for depreciation and amortization. Actual results could differ materially from these estimates.

3. Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.

4. Short-term Investments

Short-term investments consist of auction rate securities that are classified as “available-for-sale.” The auction rate security investments were available for settlement in twenty-eight days or less, and the carrying value approximated market value. Accordingly, no unrealized holding gains and losses for these securities were included in other comprehensive income for any periods presented.

5. Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss) and net foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended September 30, 2006, was $(4.0) million and $(75.5) million, respectively. Comprehensive loss for the three and nine months ended September 30, 2005, was $(5.5) million and $(137.7) million, respectively. The difference between comprehensive income (loss) and net income (loss) is the direct results of foreign currency translation adjustments.

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

Back to Contents

7. New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt FIN 48 effective January 1, 2007, and are currently assessing the impact of this pronouncement, if any, on our financial statements.

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

In the second quarter of 2006, as is done each quarter, our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects. Our MIVA Media Europe division’s forecast was particularly affected, negatively, by reduced traffic generated by our distribution partners; slower than anticipated deployment of new services; legal issues impacting one of our partners; and other factors. In addition, during the second quarter of 2006, our stock price declined significantly after updated second quarter revenue guidance reflecting the above factors was released publicly. This resulted in our market capitalization falling below the amount of our recorded equity. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other intangible assets at MIVA Media Europe were impaired.

The fair value estimate used in the initial impairment test was based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill was impaired. We then performed, with the assistance of an independent third-party appraiser, the second step of the impairment analysis and recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of goodwill and other intangible assets to their implied fair value. As part of the two step analysis required, the implied fair value of goodwill and other intangible assets was determined through the allocation of the fair value to the underlying assets and liabilities, and a non-cash impairment charge of $51.7 million was recorded to adjust the carrying value of goodwill and $12.0 million to adjust the value of other intangible assets to their fair value. After this impairment charge, MIVA Media Europe has a goodwill carrying value of approximately $14.0 million, and no value for other intangible assets.

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

At the time of the filing of our second quarter Form 10-Q, the second step of the analysis had not been finalized, therefore, as discussed above, we recorded our best estimate of the impairment, at the time, $63.7 million. The final measurement of the impairment was completed in the third quarter of 2006, resulting in no change from the original estimate. During this finalization process no additional indicators of impairment were noted related to the quarter ended September 30, 2006.

Back to Contents

We will continue to assess the potential of impairment for goodwill, intangible assets, and other long-lived assets in future periods in accordance with FASB Statements No. 142 and No. 144. Should our business prospects change, and our expectations of acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.

NOTE D – CHANGES IN COMPANY EXECUTIVES

On April 3, 2006, Craig A. Pisaris-Henderson and Phillip Thune resigned their positions with us as Chairman and Chief Executive Officer and President, respectively, but retained their seats on our Board of Directors. Pursuant to the terms of their employment agreements and severance letters, severance compensation aggregating $3.1 million, including $1.6 million described in the following paragraph, is payable to Messrs. Pisaris-Henderson and Thune, and this charge was recorded as an expense in the quarter ended June 30, 2006.

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

On April 3, 2006, our Board named Peter A. Corrao, previously chief operating officer, as chief executive officer and Lawrence Weber as non-executive chairman of our Board of Directors. On May 16, 2006, Craig A. Pisaris-Henderson resigned from the Board of Directors and Mr. Thune did not stand for re-election at our shareholder meeting on August 16, 2006.

NOTE E – ACCOUNTING FOR STOCK-BASED COMPENSATION

During the three and nine month periods ending September 30, 2006, we recorded $1.1 million and $6.1 million, respectively, in stock based employee expense. For the three month period ending September 30, 2006, our stock based employee expense consists of stock option expense of $0.8 million and restricted stock unit expense of $0.3 million. For the nine month period ending September 30, 2006, our stock based employee expense consists of $2.9 million in stock option expense and $3.2 million in restricted stock unit expense, respectively. During the three and nine month periods ending September 30, 2005, no expense was recorded for stock based compensation.

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

Prior to the adoption of Statement 123 (R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. Had we had excess tax benefit for the three and nine months ended September 30, 2006, it would have been classified as a financing cash inflow as compared to classification as an operating cash inflow if we had not adopted Statement 123(R).

Back to Contents

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement 123 to options granted under our stock option plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes method and amortized to expense over the options’ vesting periods.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net loss, as reported	$(3,472)	$(125,505)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,208)	(7,317)

Pro forma net loss	$(5,680)	$(132,822)

Loss per share:
Basic - as reported	$(0.11)	$(4.09)

Basic - pro forma	$(0.18)	$(4.32)

Diluted - as reported	$(0.11)	$(4.09)

Diluted - pro forma	$(0.18)	$(4.32)

At the Company’s annual meeting, which was held on August 16, 2006, stockholders of the Company approved the 2006 Stock Award and Incentive Plan (“Plan”). This Plan will, among other things, increase by 2.0 million the number of shares of common stock available for equity awards. The 2006 Plan will cause no further awards to be granted under the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan, although any outstanding awards under those plans continue in accordance with their terms.

In June 1999 the Board of Directors adopted the 1999 Stock Incentive Plan and in June 2004 the Board of Directors adopted the 2004 Stock Incentive Plan and the EMI Replacement Option Plan. Awards permitted under the 1999 Plan and 2004 Plan consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards and stock appreciation rights. Under these plans, there were 9.2 million shares approved for issuance and, as of August 16, 2006, prior to consolidation with the 2006 Plan, there were 1.3 million shares available for equity awards under these prior plans.

Collectively there will be 3.3 million shares available for new equity awards after combining the 2.0 million shares of the 2006 Plan with the 1.3 million remaining shares of the superseded plans. Options issued to employees generally vest in a range of immediate vesting up to four years vesting, and expire in ten years.

Back to Contents

Stock option activity under the plans during the three and nine months ended September 30, 2006, are summarized below. (In thousands, except per share amounts):

	Options	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2005	4,595	6.98
Granted	1,008	5.15
Exercised	(200)	1.82
Canceled	(349)	6.95

Options outstanding at March 31, 2006	5,054	6.79	7.58

Granted	68	4.00
Exercised	(361)	1.23
Canceled	(299)	7.08

Options outstanding at June 30, 2006	4,462	7.18	7.45

Granted	143	2.85
Exercised	(6)	2.47
Canceled	(207)	8.01

Options outstanding at September 30, 2006	4,392	7.01	7.28

Options exercisable at September 30, 2006	2,655	8.22	6.09

As of September 30, 2006, unrecognized compensation expense related to stock options totaled approximately $4.4 million, which will be recognized over a weighted average period of 2.95 years. The new stock option activity for the three and nine months ended September 30, 2006, is summarized below (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

New stock options granted	143	1,219
Expense recognized with new stock options	$33	$1,429

The fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Volatility	77.3%	85.7%
Risk-free rate	4.8%	4.6%
Expected life	5.0 Years	4.9 Years

The weighted-average fair value of plan options granted during the three and nine months ended September 30, 2006, was $2.85 and $4.70 and the weighted-average exercise price was $2.47 and $4.09 respectively.

Back to Contents

The warrant activity for the nine months ended September 30, 2006, is summarized below (in thousands):

	Warrants	Weighted- Average Exercise Price

Balance, December 31, 2005	90	$1.00
Granted	—	—
Exercised	(90)	1.00
Canceled	—	—

Balance, September 30, 2006	—	$—

The total intrinsic value of warrants exercised during the three and nine months ended September 30, 2006 totaled approximately $0.0 million and $0.2 million, respectively.

The restricted stock unit activity for the nine months ended September 30, 2006, is summarized below (in thousands):

Restricted Stock Units

Balance, December 31, 2005	933
Granted	51
Exercised (stock issued)	(553)
Canceled	(92)

Balance, September 30, 2006	339

NOTE F – INTANGIBLE ASSETS

The balance in intangible assets as of September 30, 2006, consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life (Years)

Vendor agreements	$2,707	$(907)	$1,800	7
Developed technology	8,776	(3,745)	5,031	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	904	(453)	451	10
Indefinite-lived intellectual property	1,037	—	1,037	Indefinite
Goodwill	28,757	—	28,757	Indefinite

	$42,281	$(5,205)	$37,076

Back to Contents

The balance in intangible assets as of December 31, 2005, consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life

				(Years)
Vendor agreements	$18,416	$(4,545)	$13,871	6
Developed technology	9,347	(2,416)	6,931	5
Customer relationships	1,776	(938)	838	3
Other definite-lived intangibles	912	(419)	493	10
Indefinite-lived intellectual property	1,038	—	1,038	Indefinite
Goodwill	75,659	—	75,659	Indefinite

	$107,148	$(8,318)	$98,830

Changes in the carrying amount of intangible assets for the nine months ended September 30, 2006, are as follows (in thousands):

	Performance Marketing	Merchant Services	Total

Balance as of January 1, 2006	$98,830	$—	$98,830
Impairment Charge	(63,680)	—	(63,680)
Income Tax adjustments	(66)	—	(66)
Amortization	(1,768)	—	(1,768)
Foreign currency translation adjustments	3,760	—	3,760

Balance as of September 30, 2006	$37,076	$—	$37,076

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

Back to Contents

As of September 30, 2006, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2006	$611
2007	2,446
2008	2,446
2009	980
2010	446
Thereafter	353

$7,282

NOTE G – EQUITY AND PER SHARE DATA

We incurred a loss for the nine months ended September 30, 2006. As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations was 3.6 million shares with a range of exercise prices between $3.85 and $23.50 for the nine month period ended September 30, 2006.

The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Weighted-average number of common shares outstanding-basic	31,585	30,821	31,434	30,712
Dilution from stock options, warrants, and restricted stock units	—	—	—	—

Weighted-average number of common shares and potential common shares outstanding - diluted	31,585	30,821	31,434	30,712

On May 4, 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $10 million of our common stock. The timing and amount of shares that may be repurchased will be determined based on market conditions and other factors, and we expect to use existing cash to finance any transactions. During the three months ended September 30, 2006, the Company paid $0.6 million and acquired 243,600 shares under our stock repurchase program. Repurchases under the program may be made until May 3, 2007.

NOTE H – LITIGATION

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. Three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transaction with us, and we have entered into an agreement with one of these industry partners to resolve such claims. On October 11, 2005, the Court held a bifurcated trial on the issue of whether California public policy and the doctrine of in pari delicto are defenses to Plaintiffs’ claims for restitution for the gambling losses Internet gamblers purportedly incurred on Internet gambling sites, and the Court ruled that California public policy barred Plaintiffs’ claim for restitution. Issues that remain outstanding include (1) Plaintiffs’ disgorgement theory, pursuant to which Plaintiffs seek disgorgement of revenues earned from ads for online gaming, (2) the question of whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming, and (3) whether Plaintiffs should be awarded attorneys’ fees. We believe that both the underlying and indemnity claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

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

Two plaintiffs - Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b) (6) for failure to state claims on which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b) (2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google Inc. and certain other co-defendants in the case have a reached settlement terms with the plaintiffs. The court granted conditional approval to the class settlement between these parties and held a fairness hearing on July 24, 2006. The court subsequently issued a final order approving the settlement with Google. The court has stayed the case as to the remaining defendants, including MIVA, and has ordered the parties to mediation. We are currently in the process of scheduling the mediation.

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

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants also violated Section 20(a) of the Act as “control persons” of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

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

No accruals for potential losses for litigation are recorded as of September 30, 2006, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.

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

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, guaranteed distributor payments, a royalty agreement, and a prior acquisition agreement, which consisted of the following at September 30, 2006 (in thousands):

	Operating Leases	Guaranteed Distribution Partner Payments	Royalty Agreement

2006	$680	$128	$200
2007	2,738	48	800
2008	2,673	—	800
2009	2,579	—	800
2010	2,661	—	600
Thereafter	5,115	—	—

	$16,446	$176	$3,200

Back to Contents

NOTE J – SEGMENT INFORMATION

We currently report our results in two operating segments, performance marketing and merchant services. In the three and nine months ended September 30, 2006, the merchant services segment did not meet the quantitative thresholds that require separate information to be reported. However, information identifying results for the performance marketing and merchant services segments are as follows (in thousands):

	Performance Marketing	Merchant Services	Total

Three Months Ended September 30, 2006
Revenue	$42,796	$462	$43,258
Operating loss	(4,063)	(260)	(4,323)
Net loss	(4,327)	(260)	(4,587)
Total assets	113,532	244	113,776
Nine Months Ended September 30, 2006
Revenue	127,731	1,361	129,092
Operating loss	(81,408)	(978)	(82,386)
Net loss	(79,420)	(1,968)	(81,388)
Total assets	113,532	244	113,776
Three Months Ended September 30, 2005
Revenue	44,133	554	44,687
Operating income (loss)	852	(4,601)	(3,749)
Net income (loss)	167	(3,639)	(3,472)
Total assets	191,212	2,262	193,474
Nine Months Ended September 30, 2005
Revenue	149,856	1,809	151,665
Operating income (loss)	(119,928)	(6,967)	(126,895)
Net income (loss)	(120,638)	(4,867)	(125,505)
Total assets	191,212	2,262	193,474

Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived Assets

Three Months Ended September 30, 2006
United States	$27,082	$36,586
United Kingdom	7,544	17,791
Other International	8,632	1,083

Total	$43,258	$55,460

Nine Months Ended September 30, 2006
United States	$74,865	$36,586
United Kingdom	26,730	17,791
Other International	27,497	1,083

Total	$129,092	$55,460

Three Months Ended September 30, 2005
United States	$20,636	$38,972
United Kingdom	14,075	78,588
Other International	9,976	570

Total	$44,687	$118,130

Nine Months Ended September 30, 2005
United States	$70,191	$38,972
United Kingdom	50,426	78,588
Other International	31,048	570

Total	$151,665	$118,130

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

NOTE K – INCOME TAXES

For the three and nine months ended September 30, 2006, income taxes reflect an expense of $0.4 million and a benefit of $0.4 million, respectively. The tax expense for the three months ended September 30, 2006, arises from an adjustment to state income taxes, while the tax benefit for the nine months ended September 30, 2006, results from income tax benefits of operating losses and the reversal of deferred tax liabilities associated with intangibles written-off as part of the impairment charge taken earlier in the year, offset by valuation allowances provided against deferred tax assets and the state income tax adjustment referenced above. These tax amounts differ from the expected amounts that would be calculated by applying the federal statutory rate to losses before income taxes for the aforementioned reasons, the inability to recognize future tax benefits from operating losses carried forward due to recent financial results, and from the non-deductibility of that portion of the impairment charge related to goodwill.

For the three and nine months ended September 30, 2005, we recorded benefits for income taxes of $0.1 million and $1.1 million, respectively. An abnormal relationship of income taxes to loss before the provision for income taxes results from the non-deductibility of an impairment charge and the geographic distribution of profits and losses.

The effective tax rate is impacted by a variety of estimates, including the amount of income or loss expected during the remainder of the fiscal year, the mix of income (loss) between foreign and domestic jurisdictions, and expected utilization of tax losses being carried forward, which have a full valuation allowance.

NOTE L – TREASURY STOCK

During the quarter ended September 30, 2006, the Company’s shares held in treasury increased by 640,981 shares ($1.6 million). The components of this activity included: 48,420 shares from the net issuances of restricted stock units ($0.2 million); 348,961 shares from the negotiated settlement of the Espotting acquisition ($0.8 million); and the repurchase of 243,600 shares ($0.6 million).

In the second quarter of 2006, treasury stock increased 314,727 shares ($1.3 million) as a result of net issuances of stock options ($0.4 million), net issuances of restricted stock units ($0.6 million), and the repurchase of 71,300 shares ($0.3 million).

In the first quarter of 2006, treasury stock increased 24,194 shares and $0.1 million for the net issuance of warrants.

NOTE M – RELATED PARTY TRANSACTIONS

Sebastian Bishop, our President, is a Director of Steakmedia Limited and also owns a 2.5% interest in Steakmedia. Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother. We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers. In addition, we pay Steakmedia a commission on the revenue generated from these advertisers. Amounts invoiced to Steakmedia during the three and nine month periods ended September 30, 2006, were $310,589 and $647,606, respectively. There were no commissions paid for the three months ended September 30, 2006 but commissions paid for the nine months ended period was $2,060.

Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors, in April 2006, is also the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc. The Company entered into an agreement which utilizes Racepoint for public relations professional services. For the three and nine month periods ended September 30, 2006, we incurred fees from Racepoint of $62,461 and $217,842, respectively.

NOTE N – OTHER MATTERS

During the quarter ended September 30, 2006, the Company initiated a voluntary review of the Company’s stock option practices. This review was not in response to any specific concerns with the Company’s historical stock option grant practices, but to the growing controversy and divergence of practice in accounting for stock options being reported by many U.S. publicly-traded companies. The Company is conducting this review with the assistance of outside legal counsel.

The Company expects this review to be completed later this year and will make appropriate adjustments, if any, to its previously issued financial statements. Any such adjustments would not affect the Company’s cash position or reported revenue for the quarterly period ended September 30, 2006, or any prior periods.

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

Overview

We are a leading independent online advertising network, dedicated to helping businesses grow. MIVA connects millions of buyers with sellers at exactly the right place and time. MIVA delivers qualified leads to advertisers, helps maximize revenue for partners, facilitates commerce for online merchants and provides relevant information to customers. The Company operates in North America, Europe and Asia. During the three and nine months ended September 30, 2006, revenues generated from our European operations accounted for 37.4% and 42.0% of our total revenues, respectively.

Throughout the first three quarters of 2006, we took a number of specific steps to build our business and strengthen our Company. Specifically we:

•	invested in the development and beta launch of Precision Network, which uses proprietary solutions to match online audiences with advertisers;
•	launched TXT//AD, an innovative new Pay-Per-Text ad channel that allows advertisers to reach potential customers via short message service in the United Kingdom;

In addition, the following items had a significant impact on the nine months ended September 30, 2006:

•

reduction in our average revenue per click in the three and nine months ended September 30, 2006, as compared to the same periods in 2005, which caused us, among other things, to experience lower than anticipated click-through revenue from MIVA Media Europe;

•	as an ongoing practice, we took actions to remove certain Internet traffic sources from our MIVA Media Networks as they did not meet our traffic quality or distribution guidelines.

Recent Developments

In the third quarter of 2006, we launched the beta version of our Precision Network. The Precision Network uses proprietary solutions to match online audiences with advertisers. We believe the Precision Network is an important initiative to improve traffic quality and revenue per click and to assist in the reduction of our advertiser attrition.

Also, in the third quarter of 2006, we decided to place less emphasis on our private label business in order to allow us to devote more attention and resources to our core business and new initiatives. We currently have three private label partners. One of our private label contracts expires in March 2007 and we have entered into an agreement to terminate our relationship with another private label partner no later than March 2007. We intend to continue to evaluate our private label initiatives as opportunities present themselves.

Back to Contents

As described in Note C, to our unaudited condensed consolidated financial statements, in the second quarter of 2006, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, June 2006. We anticipate further challenges in the European marketplace in future periods. As a result, we performed an impairment test to determine if the value of goodwill, intangibles assets and other long-lived assets were recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and it was determined that an impairment existed. Therefore, as provided under the provisions of those Statements, we have recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of goodwill and other intangible assets to their fair value

At the time of the filing of our second quarter Form 10-Q, the second step of the analysis had not been finalized, therefore, as discussed more fully in Note C, we recorded our best estimate of the impairment at the time of $63.7 million. The final measurement of the impairment was completed in the third quarter of 2006, resulting in no change from the original estimate

Organization of Information

Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of operations
•	Liquidity and capital resources
•	Use of estimates and critical accounting policies
•	Special note regarding forward-looking statements

RESULTS OF OPERATIONS

Revenue

During the three months ended September 30, 2006, we recorded revenue of $43.3 million, a decrease of 3.1% from the $44.7 million recorded in the same period in 2005. For the nine months ended September 30, 2006, we recorded $129.1 million in revenue compared with $151.7 million for the nine months ended September 30, 2005, a decrease of 14.9%. A portion of this decline in revenue is attributed to a decline in our average revenue per click. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. From 2004 to 2005 and into 2006 we experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; and the nexus between the four. Additionally, contributing to our revenue decrease is our on-going initiative to pro-actively screen Internet traffic sources to ensure the less desirable and essentially non-converting sources are excluded for our advertiser base in both our MIVA Media US Network and our MIVA Media Europe Network. These decreases have been partially offset by an increase in toolbar revenue at MIVA Direct. During the three months ended September 30, 2006, one customer of MIVA Direct accounted for approximately 18% of our Company’s consolidated revenues.

We are actively seeking to increase our average revenue per click by changing the overall mix of the MIVA Media Network traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers, and seeking new implementations through which our advertisers’ keyword advertisements may be displayed. An example of one of these initiatives is our development and initial launch of our Precision Network, which has met our expectations, in the early stage of implementation. Additionally, we are attempting to mitigate our reliance on third-party network traffic by continuing to develop our primary traffic business, and we believe this trend will continue throughout the remainder of 2006 and in 2007.

Back to Contents

During both the three month and nine month periods ended September 30, 2006, one customer account represented approximately 18% of our total revenue, however during the three and nine months ended September 30, 2005, there were no customer accounts that represented more than 10%. We purchase Internet traffic from our distribution partners. Expressed as a percentage of revenue, none of these purchases made from our distribution partners represented over 10% of our consolidated revenue in the three and nine months ended September 30, 2006 or 2005.

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

Our industry, as a whole, deals with the receipt of fraudulent clicks or “click-fraud”, which occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to MIVA and to the MIVA Media Networks partner or to deplete the advertising account of a competitor rather than to view the underlying content. We have proprietary automated screening applications and procedures to minimize the effects of these fraudulent clicks. Click-throughs received through the MIVA Media Networks are evaluated by these screening applications and procedures. We constantly evaluate the effectiveness of our efforts to combat click-through fraud, and may adjust our efforts for specific distribution partners or in general, depending on our ongoing analysis. These changes impact the number of click-throughs we record and bill to our advertisers, the bid prices our advertisers are willing to pay us for click-throughs, and the revenue we generate.

Additionally, we have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue. See Note H regarding our litigation.

We plan to continue our efforts to invest in our business and seek increases from additional revenue from our media services, including the Precision Network, branded toolbars, and FAST-related advertiser and/or publisher solutions along with other initiatives. We cannot assure you that any of these efforts will be successful.

Back to Contents

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2006 and 2005, were as follows (in millions):

	For the Three Months Ended September 30,		2006 vs. 2005	For the Nine Months Ended September 30,		2006 vs. 2005

	2006	2005		2006	2005

Cost of services	$23.1	$22.8	$0.3	$65.9	$79.9	$(14.0)
Marketing, sales, and service	11.8	8.9	2.9	37.5	25.9	11.6
General and administrative	9.0	7.9	1.1	31.6	28.8	2.8
Product development	2.3	3.0	(0.7)	6.9	7.3	(0.4)
Impairment loss on goodwill and other intangible assets	—	4.3	(4.3)	63.7	123.2	(59.5)
Patent litigation settlement	—	—	0.0	—	8.0	(8.0)
Gain on sale of business	—	(0.6)	0.6	—	(0.6)	0.6
Amortization	1.4	2.1	(0.7)	5.9	6.1	(0.2)

	$47.6	$48.4	$(0.9)	$211.5	$278.6	$(67.1)

Operating expenses, as a percent of revenue, for the three and nine months ended September 30, 2006 and 2005, were as follows:

	For the Three Months Ended September 30,		Change	For the Nine Months Ended September 30,		2006 vs. 2005

	2006	2005		2006	2005

Cost of services	53.3%	51.0%	2.3%	51.0%	52.7%	(1.6)%
Marketing, sales, and service	27.3	19.9	7.4	29.1	17.1	12.0
General and administrative	20.7	17.8	2.9	24.5	19.0	5.5
Product development	5.3	6.7	(1.3)	5.4	4.8	0.6
Impairment loss on goodwill and other intangible assets	0.0	9.6	(9.6)	49.3	81.2	(31.9)
Patent litigation settlement	0.0	—	—	—	5.3	(5.3)
Gain on sale of business	0.0	(2.8)	2.8	—	(0.4)	0.4
Amortization	3.4	4.8	(1.5)	4.6	4.0	0.6

	110.0%	107.0%	3.0%	163.8%	183.7%	(19.8)%

Cost of services – Cost of services consists of revenue sharing or other arrangements with our MIVA Media distribution partners, obligations under the royalty bearing non-exclusive patent license agreement with Yahoo!, costs associated with designing and maintaining the technical infrastructure that supports our various services, cost of third-party providers of algorithmic search results, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

Cost of services increased slightly by $0.3 million between the three months ended September 30, 2006 and the same period in the previous year. Traffic acquisition costs, in total, decreased by $1.1 million and were offset by increases in employee related expenses ($0.6 million), and technology and telecom related expenses supporting our networks ($0.3 million). Cost of services for the three month period ended September 30, 2006 compared to the same period in 2005 increased as a percentage of revenue from 51.0% to 53.3%. Cost of services has increased as a percentage of revenue during the most recent quarterly period partially due to increased traffic acquisition costs in our Miva Media US Network. This increase can be partially attributed to our initial investment in our beta version Precision Network. In the early stages of implementation the initial expenses in our Precision Network will negatively impact our gross margins for a portion of the revenue generated in the MIVA Media US network. Further, we expect this trend to continue as our investment in the Precision Network continues and anticipate that the Precision Network will be incorporated into our United Kingdom division and throughout selected European territories.

Back to Contents

Cost of services decreased $14.0 million between the nine months ended September 30, 2006 as compared to September 30, 2005. Decreases in traffic acquisition costs of approximately $16.9 million arose because payments to our distribution partners are calculated as a percentage of the revenue generated on the Internet traffic we purchase, thus as our revenue declines a corresponding decrease will be realized in our traffic acquisition costs. Offsetting, this decrease for the nine month comparable period includes employee expenses ($2.1 million), including the effects of the workforce reduction ($0.6 million) in May 2006; depreciation expense ($0.2 million), and rent related expenses ($0.4 million). Cost of services for the nine month period ended September 30, 2006 compared to the same period in 2005 decreased as expressed as percentage of revenue from 52.7% to 51.0%. This variance is partially due to a favorable settlement of a contract dispute with a distribution partner that reduced cost of services without a corresponding reduction in revenue. Additionally, this decrease in cost of services as a percentage of revenue is explained by the higher proportion of US revenue to European revenue, which are at a lower margin; therefore as these revenues decline a larger portion of our cost of services is comprised of more favorable margins.

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

Marketing, sales, and services increased by $2.9 million for the three month period ended September 30, 2006, as compared to the same period in 2005. Advertising expense increased by $2.8 million, of which, $2.7 million was recorded at our MIVA Direct division. MIVA Direct’s advertising expense is used to attract new users to their consumer toolbar downloads, which in turn, generates higher levels of revenue. Additionally, stock option related expenses were $0.2 million higher in 2006 as compared to 2005. Slightly offsetting the aforementioned negative variances is a positive variance in travel expense of $0.1 million.

Marketing, sales and services increased by $11.6 million for the nine month period ended September 30, 2006, as compared to the same period in 2005. Similar to the quarterly increase the majority of this increase is advertising expense recorded at MIVA Direct ($10.0 million). Also included within this variance is stock option expenses ($1.2 million) and marginally higher personnel expenses ($0.6 million). Offsetting these negative variances on a year-to-date basis is travel expense, which resulted in a positive variance of $0.4 million.

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

General and administrative expenses increased by $1.1 million in the three month period ended September 30, 2006, as compared to the same period in the previous year as the result of increased employee related costs ($0.6 million), consulting expenses ($0.5 million), travel expenses ($0.1) and office related expenses ($0.1 million). Offsetting these negative variances is a net favorable variance in bank fees, licenses, and taxes, predominately in our European operations, of $0.3 million; however, included in this favorable variance is a one-time expense recapture of $0.8 million related to the final settlement of the Company’s Espotting acquisition.

General and administrative expenses increased by $2.8 million in the nine month period ended September 30, 2006 as compared to the same period in the previous year. Employee severance expense ($2.7 million) and stock compensation expense ($3.4 million) both accounted for negative variances in our year-to-date September 30, 2006 totals. Additional negative variances were noted in consulting and accounting related expenses ($1.5 million), travel expenses ($0.6 million) and bad debt expenses ($0.4 million). These negative variances were offset by a significant reduction in legal expense of $4.3 million, which is the result of our defense against the patent litigation brought against us by Yahoo! that came to trial in the second quarter of 2005. Also, during the first quarter and third quarters of 2006, we recorded a one-time positive variances related to our lease modification and lease extension agreement for New York office space ($0.9 million) and a one-time expense recapture related to the final settlement of the Company’s Espotting acquisition ($0.8 million), respectively.

Back to Contents

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

Product development costs for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, resulted in a positive variance of $0.7 million This decrease in cost is largely the result of a reduction in the number of employees within this department, specifically in our European operations, which resulted in a reduction of $0.9 million in salary and salary related expenses. Additionally a $0.2 million reduction in office related costs mainly attributed to a savings in computer costs in 2006. Offsetting these positive variances are the stock option expense ($0.2 million), which was not required to be recorded in 2005, and technology and telecom related expenses ($0.2 million).

Product development costs for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, resulted in a positive variance of $0.4 million. The positive variance is reflected in the following categories: salary and salary related expenses ($1.1 million); rent and office related expense ($0.3 million) and telecom expense ($0.1 million). These variances are offset by negative variances in stock option expense ($0.6 million), technology related expenses ($0.4 million), and bank fees, licenses, and taxes expenses ($0.1 million). We believe that continued investment in product development is critical to attaining our strategic objectives and as a result, we expect product development expenses to continue to increase throughout the remainder of 2006 and into the early part of 2007, at a minimum.

Impairment Loss - In the second quarter of 2006, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media European division, acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, June 2006. We anticipate further challenges in the European marketplace in future periods; therefore as a result, we performed an impairment test to determine if the value of goodwill, intangibles assets, and other long-lived assets were recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and it was determined that an impairment existed. Therefore, as provided under the provisions of those Statements, we have recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of goodwill and other intangible assets to their fair value. This amount has been included in operating expenses in the nine months ended September 30, 2006. For additional information on impairment, refer to footnote C of the unaudited condensed consolidated financial statements. We will continue to assess the impairment of goodwill, intangible assets, and other long-lived assets in future periods in accordance with FASB Statements No. 142 and No. 144

Amortization - Amortization expense for the three month period ending September 30, 2006, as compared to the same period in 2005 was impacted by the aforementioned impairment charge as all the intangible assets in our European operations were written down to zero and therefore the related amortization expense associated with these assets were, in essence, included in the impairment charge as reflected in our September 30, 2006, year-to-date results.

Back to Contents

As a normal business practice, continuing efforts are focused on the purchase of necessary business assets and in the future we may focus on purchasing businesses; either alternative may result in additional intangible assets and amortization expense in future periods.

Gain on sale of business – On July 6, 2005, Eniro AB acquired substantially all of the assets of our indirect, wholly-owned subsidiary Espotting Scandinavia AB and we have recorded the excess of the purchase price received over the fair value of the assets sold as a gain on the sale of this business.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income was $0.2 million in the three months ended September 30, 2006, and $0.6 million in the year-to-date period. In comparison, net interest income was $0.2 and $0.4 million in the same periods in 2005.

Income Taxes

During the three and nine months ended September 30, 2006 and 2005, the following tax expense (benefit) was recorded (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2006	2005	2006	2005

Pretax loss	$(4.1)	$(3.6)	$(81.7)	$(126.6)
Tax expense / (benefit)	0.4	(0.1)	(0.4)	(1.1)
Effective tax rate	-9.8%	2.8%	0.5%	0.9%

For the three and nine months ended September 30, 2006, income taxes reflect an expense of $0.4 million and a benefit of $0.4 million, respectively. The tax expense for the three months ended September 30, 2006 arises from an adjustment to state income taxes, while the tax benefit for the nine months ended September 30, 2006, results from income tax benefits of operating losses and the reversal of deferred tax liabilities associated with intangibles written-off as part of the impairment charge taken earlier in the year, offset by valuation allowances provided against deferred tax assets and the state income tax adjustment referenced above. These tax amounts differ from the expected amounts that would be calculated by applying the federal statutory rate to losses before income taxes for the aforementioned reasons, our inability to recognize future tax benefits from operating losses carried forward due to our recent financial results, and from the non-deductibility of that portion of the impairment charge related to goodwill.

For the three and nine months ended September 30, 2005, we recorded benefits for income taxes of $0.1 million and $1.1 million, respectively. An unusual relationship of income taxes to pretax loss results from the non-deductibility of an impairment charge, along with the geographic distribution of profits and losses.

Net Income (Loss)

As a result of the factors described above, we generated a net loss of $(4.6) million and $(81.4) million, a loss of $(0.15) and $(2.59), per outstanding share in the three and nine months ended September 30, 2006, respectively. In the same periods in 2005, we generated net loss of $(3.5) million and $(125.5) million, or $(0.11) and $(4.09) per diluted share, respectively.

Weighted average common shares used in the fully diluted earnings per share computation increased 0.8 million shares from 30.8 million shares for the nine months ended September 30, 2005, to 31.6 million for the nine months ended September 30, 2006.

Back to Contents

Impact of Foreign Currency Translation

Our international net revenues were $16.2 million and $54.2 million for the three and nine months ended September 30, 2006, respectively. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

During the first three quarters of 2006, the U.S. Dollar weakened against the British Pound and the Euro. Had the exchange rates used in the financial statements not changed from December 31, 2005, our net revenues for the three and nine months ended September 30, 2006, would have been approximately $0.2 million and $2.5 million lower, respectively, than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2005, cost of services and operating expenses for the three and nine months ended September 30, 2006, also would have been $0.2 million and $2.6 million lower, respectively, than we reported.

LIQUIDITY AND CAPITAL RESOURCES

On May 4, 2006, our Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $10 million of our common stock. The timing and amount of shares that may be repurchased will be determined based on market conditions and other factors, and we expect to use existing cash to finance any transactions. During the three months ended September 30, 2006, the Company paid $0.6 million and acquired 243,600 shares under our stock repurchase program. Repurchases under the program may be made until May 3, 2007.

As of September 30, 2006, the Company had a total cash and investment position of $32.7 million, which was comprised entirely of cash and cash equivalents. This represents a $5.7 million or 14.8% decrease from the total cash and investment position of $38.4 million at December 31, 2005, which also was comprised entirely of cash and cash equivalents.

We historically have satisfied our cash requirements primarily through placements of equity securities, cash flows provided by operations, and proceeds from the exercise of options and warrants. During the three months ended September 30, 2006, we used cash from operations in the amount of approximately $2.5 million. However, during the nine months ended September 30, 2006, we generated cash from operations of $1.8 million.

Operating Activities

In recent years, we have generated positive cash flows from our operations primarily due to advertisers bidding for the placement of their keyword-targeted ads within the MIVA Media Network and the networks of our private label partners, and distribution and private label partners displaying these keyword ads, leading to paid click-throughs. In the recent quarter-ended period September 30, 2006, our declining revenue per click is associated with our advertisers’ decreased spend for key word placement on our network, which has impacted our average revenue per paid click-through, overall revenue, and cash flows. Our private label partners have not experienced this same decline although if it occurs in the future it would result in a similar reduction in average revenues per click-through, revenue, and cash flows. Additionally, if we fail to offer our distribution partners competitive keyword-targeted advertisements with respect to any of the following:

•	average revenue per paid click through;
•	the revenue share paid to the distribution partners;
•	the relevancy and coverage of our keyword ads; or
•	the speed and delivery of such ads

Back to Contents

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

Net cash provided by operating activities totaled $1.8 million during the nine months ended September 30, 2006. Year-to-date net loss of $81.4 million included a 2nd quarter non-cash impairment charge of $63.7 million and non-cash depreciation and amortization charges of approximately $10.0 million. The loss also included $6.0 million non-cash equity based compensation charges, which are predominately related to our executive resignations and the related stock compensation expense. Also, a non-cash benefit of $0.8 million related to certain non-recurring European business tax reimbursements were recorded during the quarter ended September 30, 2006. Our accounts receivable cash collections have decreased by $2.2 million, which is partially attributed to our 14.9% decrease in revenue. Additionally, we have benefited from two significant IRS tax refunds ($5.3 million), which were received during our second quarter 2006 period, which related to tax years 2003 and 2004. A significant reduction ($2.1 million) in cash provided by operating activities, on a year-to-date basis, is reflected in accounts payable, accrued expense and other liabilities. This reduction is partially associated with our lower corporate legal fees in 2006 (Yahoo! litigation), decreased levels of affiliate payments (reduction in revenue), and an overall decrease in activity in 2006, as compared to 2005, due to concerted efforts to reduce cost levels to align with revenues.

Net cash provided by operating activities totaled $2.1 million during the nine months ended September 30, 2005. The net loss of $125.5 million included $123.2 million in non-cash impairment charges related to the initial write-down of assets in our European operations combined with a minor write-down of US based entities that occurred in the second quarter of 2005. Non-cash depreciation and amortization of $10.0 million was offset by the increases in income tax receivable ($3.6 million) and other assets ($1.1 million) and increases reflected in deferred revenue ($1.8 million) and accounts payable, accrued expenses and other liabilities ($3.1 million).

Investing Activities

Net cash used in investing activities totaled approximately $9.2 million during the nine months ended September 30, 2006. The activity in the short-term investment account, net of gain or loss, resulted in a neutral position as short-term investments were liquidated into cash and cash equivalents as of September 30, 2006, similar to their liquidity at December 31, 2006. Cash used for the nine months ended September 30, 2006 was for the purchases of our capital assets associated with network expansion and the costs associated with internally developed software for use in the business ($6.4 million), and payments made on the earn-out related to the acquisition of MIVA Direct ($2.8 million). In the same period in 2005, net cash used in investing activities consisted of capital expenditures ($5.9 million) and cash payments, net of cash acquired, made related to the acquisitions of MIVA Small Business, MIVA Direct and MIVA Media Europe ($5.6 million), offset by net proceeds from the sale and purchase of short-term investments ($17.5 million).

Financing Activities

No cash was provided by financing activities during the nine months ended September 30, 2006. We received proceeds from the exercise of stock options of $1.9 million, offset by payments of $1.1 million made pursuant to a perpetual software license agreement with FAST Search and Transfer and $0.8 million for the repurchase of Company stock. During the same period in 2005, outflows primarily consisted of payments made pursuant to the software license agreement of $3.5 million, which was partially offset by proceeds from the exercise of stock options of $1.4 million.

Liquidity

We have no material long-term commitments for capital expenditures; however, we anticipate an increase in capital expenditures consistent with anticipated growth of operations, in the domestic marketplace, infrastructure and personnel.

Back to Contents

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

We believe our cash balances and other working capital as of September 30, 2006, together with year-to-date cash flows from operations, will provide adequate resources to fund ongoing operating requirements and capital expenditures over the next 12 months.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including, but not limited to, those related to estimates of future cash flows, asset impairment evaluations, income taxes, tax valuation reserves, loss contingencies, allowances for doubtful accounts, stock-based compensation, and useful lives for depreciation and amortization. We base our estimates on historical experience and on various other assumptions we believe are reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results could differ materially from these estimates.

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

Back to Contents

Revenue for network set-up fees are deferred and recognized over the expected life of the advertiser’s relationship. Revenue for software licenses, which account for approximately 1% of our consolidated revenues in both the three and nine month periods ending September 30, 2006, are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is determinable, and collectibility is probable. Revenue from support arrangements is recognized ratably over the contract period of the invoice.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. A portion of our advertisers prepay for services. The allowance for doubtful accounts was approximately $1.2 million and $1.9 million as of September 30, 2006, and December 31, 2005, respectively. The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations, or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances and an expense is recorded using a reserve rate based on the age of outstanding accounts receivable or when it is probable that a certain receivable will not be collected. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy, and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers’ ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary, which would result in additional general and administrative expense in the period such determination was made.

Income Taxes

We are subject to taxation from federal, state and international jurisdictions. Our annual and quarterly provisions for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. We provide for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state, and various international tax jurisdictions. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause us to believe a revision of past estimates is appropriate.

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

Each reporting period, judgment is applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as net operating loss carry forwards will not be realized, a valuation allowance is established for the amount of the deferred tax assets that are determined not to be realizable. At September 30, 2006, we had partial valuation allowances against our domestic and foreign deferred tax assets. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

Back to Contents

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

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Shared-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may different materially in the future from that recorded in the current period.

Back to Contents

Legal Contingencies

We are subject to lawsuits and other claims related to our business and operations. Periodically, we review the status of each significant matter and assess potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and might revise our estimates. At September 30, 2006 there were no accruals recorded as related to the aforementioned legal contingencies.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

International revenues from our non-U.S. operations accounted for approximately 37.4% and 53.8% of total revenues during the three month periods ended September 30, 2006 and 2005, respectively. International revenues from our non-U.S. operations also accounted for approximately 42.0% and 53.7% of total revenues during the nine month periods ended September 30, 2006 and 2005, respectively. International revenues are generated from our foreign subsidiaries and are denominated in the local currency of each country. These subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of MIVA, Inc. and its subsidiaries result in gains and losses that are reflected in our consolidated statement of income. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2006, was a net translation adjustment of approximately $5.9 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive income. We do not hedge against foreign currency risk.

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

Item 4. Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of September 30, 2006.

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

Remediation

During the third quarter 2006, our management took further action on remediation plans implemented in the first and second quarters of 2006 in order to address each of the material weaknesses in internal control over financial reporting described above. As of September 30, 2006, we have made progress toward developing an effective internal control system by completing a number of steps, including, the following:

Back to Contents

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

Except as described above, we have not made any change to our internal control over financial reporting in connection with our third quarter 2006 evaluation.

However, our corporate accounting and finance department has had difficulty retaining and hiring qualified people. This situation appears to be the result of several factors, including the location of our headquarters in Ft. Myers, Florida and the limited accounting and financial resources available in that area, and our worsening financial results of operations and the overall competitiveness in the market for financial professionals. We are currently actively recruiting for several financial positions, and the lack of those filled positions made the closing process for the quarters ended June 30, 2006 and September 30, 2006, respectively, difficult and elongated.

This was exacerbated by the complex issues and related initiatives we faced in the quarter ended June 30, 2006, including a significant impairment charge; and in the quarter ended September 30, 2006, including the migration to new accounting and tax reporting software and extensive Sarbanes-Oxley Section 404 documentation, testing, and remediation. The shortage of adequate in-house accounting and financial resources, and the complexity of the issues and initiatives we faced these quarters, resulted in significant deficiencies in our system of internal controls at June 30 and September 30, 2006, respectively.

We are evaluating our long-term needs in the accounting and financial area, and we are actively recruiting needed resources. If we are unsuccessful in attracting and retaining the appropriate and qualified people we need, our ability to effectively maintain our books and records will be weakened and the significant deficiencies referred to above could continue, or a material weakness in internal controls could result.

During the third quarter, we have successfully recruited two additional key individuals within the Corporate Accounting and Finance departments. We have successfully recruited and hired a new Director of Internal Audit and a key financial analyst. Currently, we are in various stages of the recruiting process focused on two additional key positions within the Accounting and Finance Department.

Back to Contents

PART II Other Information

Item 1.	Legal Proceedings

Cisneros Litigation

On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. Three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transaction with us, and we have entered into an agreement with one of these industry partners to resolve such claims. On October 11, 2005, the Court held a bifurcated trial on the issue of whether California public policy and the doctrine of in pari delicto are defenses to Plaintiffs’ claims for restitution for the gambling losses Internet gamblers purportedly incurred on Internet gambling sites, and the Court ruled that California public policy barred Plaintiffs’ claim for restitution. Issues that remain outstanding include (1) Plaintiffs’ disgorgement theory, pursuant to which Plaintiffs seek disgorgement of revenues earned from ads for online gaming, (2) the question of whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming, and (3) whether Plaintiffs should be awarded attorneys’ fees. We believe that both the underlying and indemnity claims are without merit and we intend to vigorously defend ourselves. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

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

Two plaintiffs - Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b) (6) for failure to state claims on which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b) (2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google Inc. and certain other co-defendants in the case have a reached settlement terms with the plaintiffs. The court granted conditional approval to the class settlement between these parties and held a fairness hearing on July 24, 2006. The court subsequently issued a final order approving the settlement with Google. The court has stayed the case as to the remaining defendants, including MIVA, and has ordered the parties to mediation. We are currently in the process of scheduling the mediation.

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

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and that the individual defendants also violated Section 20(a) of the Act as “control persons” of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

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

Back to Contents

No accruals for potential losses for litigation are recorded as of September 30, 2006, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.

Item 1A. Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 16, 2006, our Form 10-Qs filed with the securities and Exchange Commission on November 9, 2006, August 9, 2006, and May 10, 2006, respectively, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors incorporated by reference.

Risks Related to Our Business

Our business is dependent upon our relationships with, and the success of, our distribution partners, including our ability to attract new distribution partners and retain existing distribution partners on favorable terms.

Our distribution partners are very important to our business, revenue and results of operations. These partners provide our services on their websites or otherwise direct their user traffic to our paid listings. Our distribution partners may experience difficulty in attracting and retaining a substantial number of users due to, among other reasons, the rapidly changing nature of the market, technological innovation, industry consolidation and changing consumer preferences.

In addition, we may not be able to further develop and maintain relationships with distribution partners. Difficulties may arise in our relationships with distribution partners for a number of reasons, some of which are outside of our control. These distribution partners may regard us as not significant for their own businesses, may regard us as a competitor to their businesses, or find our competitors to be more attractive. In addition, our distribution partners face substantial competition, and any inability on our part to align with successful distribution partners could adversely affect our business. Our distribution partners may not be able to increase or maintain in the future the Internet traffic they have historically generated for our network. Additionally, we have in the past and expect that in the future we will cease displaying advertisements through certain distribution partners or their affiliates whose traffic does not adequately convert to revenue for our advertisers. Moreover, our agreements with our distribution partners vary in duration and generally are not long-term agreements. Our distribution agreements are generally terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms, and changes in control in certain circumstances. We may not be successful in recruiting new distribution partners or renewing our existing distribution partnership agreements. If we are able to recruit new distribution partners or renew existing agreements, there is no guarantee that the new agreements will be on as favorable of terms as our existing distribution basis. Any adverse changes in the business of, or our relationships with, key distribution partners or any inability on our part to obtain new distribution partners could have a material adverse effect on our business, revenue, and results of operations.

We have made significant investments in new initiatives related to current and future product and service offerings that may not meet our expectations in terms of the viability, success, or profitability of such initiatives.

We have recently made significant investments in new initiatives related to current and proposed product and service offerings, such as our approach to certain areas of the pay-per-click business through our beta version Precision Network, Pay-Per-Call, private-branded toolbars and the purchase of an enterprise license for FAST’s Data SearchTM 360 data search and analysis software. All such new and proposed initiatives require the expenditure of significant time, money, personnel and other resources. In the early stages of implementation the initial expenses in our Precision Network will negatively impact our gross margins for a portion of the revenue generated, in the MIVA Media US Network. Further, we expect this trend to continue as our investment in the Precision Network continues and anticipate that the Precision Network will be incorporated into our United Kingdom division and throughout selected European territories. There can be no assurance that any of these initiatives will be viable, successful, and profitable or will enjoy the same margins as our historical business. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing, and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce, or implement these or other products or services could materially adversely affect our business, financial condition, and results of operations.

Back to Contents

Our success is dependent upon our ability to establish and maintain relationships with our advertisers and advertising agencies.

We generate most of our revenue from our advertisers. Accordingly, our ability to generate revenue from the MIVA Media Network is dependent upon our ability to attract new advertisers and advertising agencies, maintain relationships with existing advertisers and advertising agencies, and generate traffic to our advertisers’ websites. The number of advertiser’s using our MIVA Media platform has decreased. Our programs to attract advertisers and advertising agencies include direct sales, agency sales, online promotions, referral agreements and participation in tradeshows. We attempt to maintain relationships with our advertisers and advertising agencies through customer service and delivery of qualified traffic.

Our advertisers and advertising agencies can generally terminate their contracts with us at any time and on limited or no advance notice. We believe that advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to reduce advertiser attrition or remain competitive and provide value to our advertisers it would have a material adverse effect on our business, financial condition, and results of operations.

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

Some of our officers had no senior management experience in public companies prior to joining MIVA. As of September 30, 2006, we had 401 full time employees. Some of our new employees include certain key managerial, technical, financial, marketing, and operations personnel, including our Chief Financial Officer who joined the company on July 18, 2005, and our Chief Executive Officer, who joined the company on September 6, 2005, as COO and was named CEO on April 6, 2006. Some of our new employees may not yet have been fully integrated into our operations. We expect to add additional key personnel in the near future. Additionally, on April 3, 2006, our Board of Directors appointed a new non-executive Chairman and a new President. Our failure to attract and fully integrate our new employees into our operations or successfully manage and retain such employees could have a material adverse effect on our business, financial condition, and results of operations.

Back to Contents

Further, our corporate accounting and finance department has had difficulty retaining and hiring qualified people. We have and will continue to actively recruit for several of our open financial positions, and the lack of having these positions filled made the closing process for the quarters ended June 30, 2006 and September 30, 2006 difficult and elongated. This shortage of adequate in-house accounting and financial resources, and the complexity of the issues and initiatives we faced these quarters, resulted in significant deficiencies in our system of internal controls at June 30 and September 30, 2006, respectively. If we are unsuccessful in attracting and retaining the appropriate and qualified people we need, our ability to effectively maintain our books and records will be weakened and the significant deficiencies referred to above could continue, or a material weakness in our internal control over financial reporting could result.

One of our major advertisement feed providers accounts for a significant portion of our revenue and the loss of that advertisement feed provider or our inability to replace that advertisement feed provider with another provider could reduce our revenue and significantly harm our business.

We have derived and believe that we will continue to derive in the near term a significant portion of our revenue from one advertisement feed provider. Through September 30, 2006, this advertisement feed provider accounted for approximately 18% of our revenue. Presently our contract with this advertisement feed provider is running on a month to month basis and can be terminated at any time upon thirty (30) days notice. While we are currently negotiating a new long term contract with this advertisement feed provider, there can be no assurance that an agreement will be reached, and if reached, done so on terms acceptable to us. If we fail to enter into a new definitive agreement and the existing agreement is terminated and we are unable to find an alternative advertisement feed provider that offers the same revenue opportunity as our current advertisement feed provider, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.

Risks Relating to an Investment in Our Common Stock

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.

As of September 30, 2006, we had stock options outstanding to purchase a total of 4.4 million shares at an average weighted price of $7.01 per share under our stock incentive plans. On October 19, 2005, we entered into Option Cancellation Agreements and Restricted Stock Unit Agreements with certain officers and directors. As a result of these agreements, options to purchase approximately 1.3 million shares of out stock were cancelled and 0.9 million restricted stock units, each of which represents a contingent right to receive one share of our common stock, were issued to such officers and directors. Additionally, 118,593 restricted stock units were granted to an officer/director and a director on October 19, 2005. On June 14, 2006, we granted additional restricted stock units to certain members of our Board of Directors in the adopted Policy for Compensation for Independent Members of the Board of Directors.

At the Company’s annual meeting, which was held on August 16, 2006, stockholders of the Company approved the 2006 Stock Award and Incentive Plan (“Plan”). This Plan will, among other things, increases by 2.0 million the number of shares of common stock available for equity awards. The 2006 Plan will cause no further awards to be granted under the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan, although any outstanding awards under those plans continue in accordance with their terms.

Back to Contents

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $10 million of our common stock. The timing and amount of shares that may be repurchased will be determined based on market conditions and other factors, and we expect to use existing cash to finance any transactions. During the three months ended September 30, 2006, the Company authorized and performed eight separate transactions under this repurchase program which resulted in net cash used of $0.6 million. Repurchases under the program may be made until May 3, 2007.

The following table summarized the stock repurchase activity for the three months ended September 30, 2006, purchased pursuant to the stock repurchase program:

	Issuer Purchases and other Acquisitions of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

Period					$8,671,348
July 1, 2006 through July 31, 2006	44,210	$3.50	44,210		8,516,573
August 1, 2006 through August 31, 2006	417,719	2.33	417,719		7,541,972
Sept. 1, 2006 through Sept. 30, 2006	179,052	2.50	179,052		7,092,938

Total	640,981	$2.46	640,981	(1)

(1)

Of this amount, 243,600 shares were repurchased under our stock repurchase program, 44,518 shares were withheld by us to satisfy the withholding taxes of a certain officer payable upon the vesting of his restricted stock units in connection with his resignation, 5,754 shares were withheld by us to satisfy the withholding taxes of our non-employee directors upon vesting of restricted stock units, and 348,961 shares were returned to us as result of the Espotting escrow purchase settlement.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on August 16, 2006, for the purpose of electing nine directors to serve until the next annual meeting of stockholders. At the Annual Meeting of Stockholders, all directors nominated were elected. The table below shows the final voting tabulation for each director nominee voted upon at the Annual Meeting of Stockholders. Additionally, the 2006 Stock Award and Incentive Plan was approved, as reflected below.

Proposal 1: Election of nine directors to each serve a one year term.

NOMINEE	FOR	AGAINST	ABSTAIN	NOT VOTED

Sebastian Bishop	22,735,819	135,810	1,151,656	—
Peter A. Corrao	22,736,293	135,336	1,151,656	—
Joseph P. Durrett	22,739,899	131,730	1,151,656	—
Dr. Adele Goldberg	22,743,497	128,132	1,151,656	—
Gerald W. Hepp	22,303,281	568,348	1,151,656	—
Mark W. Opzoomer	22,741,060	130,569	1,151,656	—
Charles P. Rothstein	20,299,169	2,572,460	1,151,656	—
Lee S. Simonson	20,390,838	2,480,794	1,151,656	—
Lawrence Weber	21,390,838	1,082,573	1,151,656	—

Proposal 2: To approve the MIVA, Inc. 2006 Stock Award and Incentive Plan

	FOR	AGAINST	ABSTAIN	NOT VOTED

2006 Stock Award and Incentive Plan	5,856,274	2,616,286	30,420	15,520,305

Back to Contents

Item 6. Exhibits

See Index of Exhibits.

Back to Contents

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.
Date: November 9, 2006	By: /s/ William Seippel

William Seippel Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Back to Contents

Index of Exhibits

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No	Footnote	Description

10.1+	a	MIVA, Inc. 2006 Stock Award and Incentive Plan.

10.2+		Service Based RSU Agreement for 2006 Stock Award and Incentive Plan.

10.3+		Performance Based RSU Agreement for 2006 Stock Award and Incentive Plan.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Previously filed as Exhibit 10.1 to the Company’s Form 8-K dated August 16, 2006 and incorporated herein by reference.
+	Management compensatory contract or plan.