Form 10-Q/A
period 2006-09-30
MIVA, INC.
filed 2006-11-13
CIK 1094808

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

Explanatory Note

MIVA, Inc. is amending its Quarterly Report on Form 10-Q (the "Report") for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 9, 2006.  This amendment is being made to file Exhibit 10.2, Service Based RSU Agreement for 2006 Stock Award and Incentive Plan, and Exhibit 10.3, Performance Based RSU Agreement for 2006 Stock Award and Incentive Plan, which were inadvertently omitted from the Report.  The Certifications of the Chief Executive Officer and Chief Financial Officer, which were previously filed as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, with the Report are being re-filed herewith pursuant to Regulation Section 240.12b-15 of the Securities and Exchange Commission. All such exhibits are filed as part of and incorporated by reference into the Report.

Back to Contents

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: November 10, 2006	By:	/s/ William Seippel
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