Form 10-K
period 2006-12-31
MIVA, INC.
filed 2007-03-16
CIK 1094808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 0-30428
MIVA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5220 Summerlin Commons Blvd
Fort Myers, Florida 33907	(239) 561-7229
(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐       No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.      Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $121.6 million on June 30, 2006.
There were 33,036,824 shares of the Registrant’s Common Stock outstanding on February 26, 2007.
Documents Incorporated By Reference
Portions of the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III.

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
ITEM 1. BUSINESS
Overview
MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as “we”, “us”, “our”, “MIVA” or “the Company”), is a leading online media and advertising network company. We were organized under the laws of the State of Nevada in October 1995 under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation (“BeFirst”). As a result of the merger, BeFirst became our wholly-owned subsidiary. On June 17, 1999, we changed our name to BeFirst.com and, in September 1999, we changed our name again to FindWhat.com. In September 2004, we reincorporated from the State of Nevada to the State of Delaware, as a result of a merger. The reincorporation did not cause any change in our personnel, management, assets, liabilities, net worth, or the location of our headquarters. In June 2005, we created one global brand name – MIVA – with one business strategy and vision.
We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of MIVA-owned consumer entertainment properties. Our high-traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
We derive our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our MIVA-owned consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when a person clicks on an ad.

We offer a range of products and services through three divisions — MIVA Media, MIVA Direct and MIVA Small Business.
MIVA Media – Pay Per Click Advertising and Publishing Network
MIVA Media is a leading auction based pay-per-click advertising and publishing network that operates across North America and Europe. MIVA Media connects millions of buyers and sellers online by displaying relevant and timely text ads in response to consumer search or browsing activity on select Internet properties. Such interactions between online buyers and sellers result in highly targeted, cost-effective leads for MIVA’s advertisers and a source of recurring revenue for MIVA’s publisher partners.
Advertiser Overview
MIVA Media runs pay-per-click ad networks in US, UK, France, Germany, Spain and Italy. MIVA Media offers advertisers a transparent bid for position auction model where advertisers can see the actual bid price for their desired placement.
MIVA Media currently operates two pay-per-click ad networks in its two principal markets, the United States and the United Kingdom. MIVA’s Core Network offers broad distribution and delivers leads to advertisers across various sectors. Launched in the second half of 2006 as a beta release, MIVA Media’s Precision Network offers targeted distribution for specific verticals. Advertisers can advertise on the Core Network, Precision Network, or a combination of the two.
The Precision Network currently covers 18 vertical sectors in the US, including adult, apparel, automotive, dating, education, electronics, entertainment, finance, health, insurance, mobile, office supplies, pharmaceutical, professional services, real estate, sports/recreation, technology, and travel. In the UK, the Precision Network currently covers five vertical sectors, including automotive, finance, gambling, health/beauty, and recruitment.
MIVA Media products and solutions provide advertisers with several benefits, including:
•	Pay for Results: Advertisers only pay when consumers undertake a predetermined action such as clicking on an ad.

•	Generate Targeted Leads: Targeted traffic results in higher conversion rates. MIVA targets online ads to users who are interested in relevant products or services at the time they are searching for those products or services. Advertisers can bid on specific keywords or broad match their keywords to additional, relevant terms that are being searched within the MIVA Media Network.

•	Manage, Measure, Control Advertising Spend: Advertisers can utilize a suite of sophisticated tools to manage their campaigns. Advertisers have control to monitor, track, organize, budget, and manage keywords and campaigns, placement of the keywords, total expenditures, and their cost per lead down to the individual click. As a result, advertisers can effectively measure and optimize their return on investment.
Publisher Overview
MIVA Media’s publisher network includes thousands of third party Internet properties, including, portals, vertical and category specific content websites, commerce websites, community websites, search engines, directories, toolbars and desktop marketing applications. MIVA Media offers its publisher partners a number of ways to monetize their Internet properties, including a combination of one or more of the following:
•	Content Ads: Keyword or contextually targeted pay-per-click ads that are displayed in fully customized implementations alongside website content.

•	Search Ads: pay-per-click ads displayed in response to specific type-in search queries.

•	InLine Ads: pay-per-click ads that appear when users move their mouse over select keywords within actual editorial content.

For its larger publisher partners, MIVA Media provides a managed program that includes a suite of customized solutions, including Search, Content, Directory, Domain, Exit Traffic, Expandable Banners, and InLine to help publishers maximize the revenue potential of their Internet properties. Small to medium-sized publishers use the MIVA Monetization Center (MIVA MC) that offers these publishers commonly requested features that can be implemented in a self-serve environment. For all publishers, MIVA offers several benefits, including:
•	Enhanced Monetization: MIVA Media’s publisher solutions are designed to maximize the monetization potential of publisher properties, while engaging their end-users. A single interaction can result in consumer exposure to multiple ad types enabling publishers to maximize revenues, while enhancing relevance for and engaging consumers. This enables publishers to drive increased revenues without the need to increase page impressions.

•	Flexibility: MIVA Media offers its publishers the option to enter into non-exclusive contracts and does not require publishers to sign up for minimum contract periods. MIVA Media partners can choose to display InLine Ads, Content Ads, Search Ads or a combination of the three. MIVA Media also offers publishers the option to “pull” appropriate ads instead of “pushing” ads to their properties.

•	Customization: MIVA Media can customize ads to suit the design style of publisher sites. Within the MIVA MC, partners can select from a range of standard Interactive Advertising Bureau (“IAB”) and custom formats, and can specify colors and the number of ads they display.

•	Large Network of Advertisers and Agencies: MIVA Media publishers gain access to thousands of advertisers throughout North America and Europe placing ads and bidding on keywords within MIVA’s global advertiser database. MIVA Media advertisers range from small local businesses to large global marketers and advertising agencies.
Revenue Model
For MIVA Media, which comprises a majority of our overall revenue, we derive our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our MIVA-owned consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when an Internet user clicks on an ad.
Our MIVA Media ad listing click-through revenue is determined by multiplying the number of ad listing click-throughs by the amount bid for each applicable keyword. Click-through revenue is earned based on activity to the extent that the advertiser has deposited sufficient funds with us or we believe collection is probable. We recognize 100% of the revenue from ad listing click-throughs from our ad network of third-party website publishers and then share that revenue with the website publisher that displayed the ad listing. Revenue share and other terms vary by website publisher.
We also generated revenue from our private label agreements throughout 2006 and recorded this revenue on a net revenue recognition basis (Reference Note B – Revenue Recognition). However, in the third quarter, we decided to deemphasize our private label business in order to allow us to devote more attention and resources to our core business and new initiatives. As of December 31, 2006, we had two active private label partners with one of these contracts set to expire in February 2007. We intend to continue to evaluate our private label initiatives as opportunities present themselves.
Financial information about geographical areas is set forth in Note M to our consolidated financial statements.

Competition
Our MIVA Media competitors engage in various forms of performance marketing, typically serving ad listings to consumers through branded search properties and/or through relationships with third-party website publishers. Portals and search engines that offer performance ad solutions for their own and third-party use include Google, IAC/InteractiveCorp (Ask.com), InfoSpace, Kanoodle, LookSmart, Marchex, MSN, ValueClick and Yahoo!.
MIVA Direct
MIVA Direct operates a growing portfolio of MIVA-owned consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, customized cursors and screensavers. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
MIVA Direct’s toolbar products offer consumers direct links to what we believe is relevant content and provide search functionality, utilizing search results and ad listings primarily from a third party provider.
Our toolbars are made available as a free, convenient download and improve the consumer experience through innovative features including one click access to content such as local weather and reference information, as well as pop-up blockers and highlighting tools. Our toolbar footprint generates additional direct marketing opportunities with engaged consumers through e-commerce, travel-related comparison shopping and lead generation programs.
Our portfolio of MIVA-owned consumer destination websites includes vertical content sites and entertainment-oriented sites. Selected sites include screensavers.com, superhoroscopes.com, jokebanana.com, weatherstudio.com, spill.com, and shopbandit.com. Our MIVA-owned websites organize audiences into vertical categories, increasing high-quality, and marketable inventory for the benefit of advertisers. Our website traffic is monetized through pay-per-click, cost-per-thousand (“CPM”) through banner ads, and cost-per-action (“CPA”) ad units. As we continue to aggregate and organize consumer audiences into marketable segments, we believe we will be positioned to monetize our MIVA-owned properties through rich media and video.
Revenue Model
The majority of MIVA Direct’s revenue is generated through toolbar products. MIVA Direct’s toolbar products offer consumers direct links to what we believe is relevant content and provide search functionality, utilizing ad listings serviced primarily through our contractual relationship with a third-party ad provider. When consumers conduct their search through our toolbars, and subsequently click-through relevant ad listings, MIVA Direct earns a percentage of the total click-through revenue recorded by the third-party ad provider that serviced the ad. Our toolbar revenue in not subject to further revenue share arrangements and MIVA Direct recognizes 100% of the revenue received.
Competition
Competitors to our MIVA Direct division include: MSN, Google, Yahoo!, Intermix Media, Netvibes and Freeze.com. Each of these entities offers a form of online media or entertainment through a series of desktop applications or websites. These offerings can include social networking, casual gaming, screensavers, and other content and services.
MIVA Small Business – E-Commerce
MIVA Small Business provides a suite of integrated e-commerce solutions for small businesses, based on the MIVA Merchant platform. MIVA Merchant includes a complete web storefront application that allows marketers to rapidly develop and launch their online stores and also provides access to payment processing, logistics, and professional services. The MIVA Media platform is integrated into MIVA Merchant for directly connecting the e-commerce offering with the ad network.
Revenue Model
We sell our MIVA Merchant software solutions directly to merchant end-users and also indirectly through various web hosting companies, who in turn bundled the application with their web hosting packages. In either case, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.
Competition
Main competitors to our MIVA Merchant e-commerce platform include Yahoo! Stores, eBay Stores, OpenSource and Kurant.
Technology and Operations
We believe 1) high traffic, keyword-targeted advertising networks, especially those that distribute their results to third-party partners, 2) algorithmic search indices, and 3) consumer software download services, all require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. We believe that we have created an infrastructure that provides us with a platform from which to grow our business, including technical operations in our headquarters in Fort Myers and in hosted facilities in Atlanta, New York City, San Diego, Virginia, London, and Amsterdam. In addition, MIVA Small Business maintains its own technical operations in our office in San Diego.
We believe our current infrastructure and operating environment are appropriately sized and designed for their intended use, which includes interaction with Internet users, advertisers, advertising agencies, distribution partners, and web hosting partners. However, we will need to continue to invest significantly to maintain and upgrade our infrastructure. The physical components of our infrastructure are comprised of equipment made by industry leading manufacturers including Hewlett-Packard, Juniper Networks, EMC Corporation, and Cisco Systems. The software powering our services is internally developed proprietary software built on top of industry standard commercial software. We believe that given the mix of industry standard equipment and software, we are well positioned to accommodate considerable growth.
We secure our networks through the use of firewalls and intrusion detection systems, as well as anti-virus and various other security related software. We maintain a comprehensive security policy that provides us with the ability to block out network traffic that is not required to operate our services or represents a threat to the continued stable operation of our systems. We are constantly monitoring and updating our security systems to ensure that the ever growing array of security risks do not impede the operation of our service.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. We own patents related to our MIVA Direct division and have several patent applications pending for various aspects of our products and services filed with the U.S. Patent and Trademark Office. We own several domestic and international trade and service mark registrations related to our products or services, including U.S. Federal Registration for MIVA® and we have additional registrations pending.
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
Regulations
We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation, user privacy and characteristics, and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce which is charged with investigating and making recommendations to Congress regarding the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise, in any or all of the countries we serve, may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business, or otherwise have an adverse effect on our business, financial condition, and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Future international, federal or state legislation or regulations could have a material adverse effect on our business, financial conditions, and results of operations. For instance, legislation has been introduced and, in one instance, enacted, that, if upheld, may impact our ability to display contextual ads.
Additionally, the U.S. Congress and some state legislatures have introduced legislation designed to regulate “spyware,” which has not been precisely defined, but which is often defined as software installed on consumers’ computers without their informed consent and which is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information, without the consumers’ consent. Our internal policies prohibit reliance on “spyware” for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings currently provided by our MIVA Direct division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent to or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers’ computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.
As a result of our international operations, we are exposed to international laws and proposed legislation relating to user privacy and related matters. For example, the European Union has adopted directives designed to address privacy and electronic data collection concerns. These directives have been implemented into each of the member states and limit the manner in which personal data of Internet users may be collected and processed.
Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. Future international, federal, or state legislation or regulations could have a material adverse effect on our business, financial conditions, and results of operations.

Employees
As of December 31, 2006, we had approximately 401 full-time employees. We had approximately 196 employees in marketing, sales and service (which includes, but is not limited to departments such as business development, sales, marketing, customer service, credit transactions, business affairs, corporate development and affiliate relations), 122 in our technical, product development and product management departments and 83 in our general and administrative departments.
Subsequent to year-end, on February 8, 2007, we announced a restructuring plan aimed at reducing approximately 20% of the overall employee base. It is anticipated the restructure will result in an expected cost reduction, on an annualized basis, of approximately $10.0 million.
Our sales and marketing efforts are concentrated primarily in Fort Myers, Florida, London, New York City, and northern New Jersey. Our MIVA Direct sales and marketing activities are concentrated in New York City and our MIVA Small Business sales and marketing efforts are concentrated in our San Diego, California office.
We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider out relations with our employees to be good.
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
Accordingly, we have a limited historical operating history upon which an investor can make an evaluation of the likelihood of our success. Additionally, we derive nearly all of our net revenue from online advertising, which is a relatively new and rapidly evolving market. An investor should consider the likelihood of our future success to be speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce. To address these risks, we must, among other things:
•	maintain and increase our client base;

•	implement and successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology;

•	continually update and improve our service offerings and features;

•	provide superior customer service;

•	find and integrate strategic transactions;

•	respond to industry and competitive developments; and

•	attract, retain, and motivate qualified personnel.
We may not be successful in addressing these risks, particularly as some of these are largely outside of our control. If we are unable to do so, our business, financial condition, and results of operations would be materially and adversely affected.
Our business is dependent upon our relationships with, and the success of, our distribution partners, including our ability to attract new distribution partners and retain existing distribution partners on favorable terms.
Our distribution partners are very important to our business, financial position, and results of operations. These partners provide our services on their websites or otherwise direct their user traffic to our paid listings. Our distribution partners may experience difficulty in attracting and retaining a substantial number of users due to, among other reasons, the rapidly changing nature of the market, technological innovation, industry consolidation, and changing consumer preferences.
In addition, we may not be able to further develop and maintain relationships with distribution partners. Difficulties may arise in our relationships with distribution partners for a number of reasons, some of which are outside of our control. These distribution partners may regard us as not significant for their own businesses, may regard us as a competitor to their businesses, or find our competitors to be more attractive. In addition, our distribution partners face substantial competition, and any inability on our part to align with successful distribution partners could adversely affect our business. Our distribution partners may not be able to increase or maintain in the future the Internet traffic they have historically generated for our network. Additionally, we have in the past and expect that in the future we will cease displaying advertisements through certain distribution partners or their affiliates whose traffic does not adequately convert to revenue for our advertisers. Moreover, our agreements with our distribution partners vary in duration and generally are not long-term agreements. Our distribution agreements are generally terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms, and changes in control in certain circumstances. We may not be successful in recruiting new distribution partners or renewing our existing distribution partnership agreements. If we are able to recruit new distribution partners or renew existing agreements, there is no guarantee that the new agreements will be on as favorable of terms as our existing distribution basis. Any adverse changes in the business of, or our relationships with, key distribution partners or any inability on our part to obtain new distribution partners could have a material adverse effect on our business, financial position, and results of operations.
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
Additionally, we have in the past - and we expect that we will continue in the future - remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which would have a material adverse effect on our business, financial position, and results of operations.
Our success is dependent upon our ability to establish and maintain relationships with our advertisers and advertising agencies.
We generate most of our revenue from our advertisers. Accordingly, our ability to generate revenue from MIVA Media is dependent upon our ability to attract new advertisers and advertising agencies, maintain relationships with existing advertisers and advertising agencies, and generate traffic to our advertisers’ websites that meets their return on investment expectations. The number of advertisers using our MIVA Media platform has decreased. Our programs to attract advertisers and advertising agencies include direct sales, agency sales, online promotions, referral agreements and participation in tradeshows. We attempt to maintain relationships with our advertisers and advertising agencies through customer service and delivery of qualified traffic.
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
From time to time, we receive fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to distribution partners within MIVA Media. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to MIVA Media’s partner rather than to view the underlying content. We have implemented screening policies and procedures to minimize the effects of these fraudulent clicks. We believe that these policies and procedures assist us in detecting fraudulent click-throughs, which are not billed to our advertisers.

However, we cannot be certain that our policies and procedures detect all fraudulent clicks and detection may become more difficult in the future if third parties implement more sophisticated fraudulent click-through schemes. To the extent that we are unable to detect click-through fraud, we later may have to issue refunds to advertisers for amounts previously paid to MIVA Media’s distribution partners. Any of these situations would adversely affect our profitability, and these types of fraudulent activities could hurt our brands. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to revenue for the advertisers. If this occurs, our advertisers may become dissatisfied with our advertising programs, and we may lose advertisers and revenue.
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
We were also named as a co-defendant with Advertising.com, Inc. in a putative class action lawsuit filed on March 10, 2006, by Payday Advance Plus, Inc., on behalf of themselves and all others similarly situated. The plaintiff’s claims are predicated on the allegation that Advertising.com, a MIVA Media distribution partner, engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The complaint seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies.
Allegations of the nature asserted in the foregoing cases, generally relating to click-through fraud, whether accurate or not, may have the effect of causing advertisers to lose confidence in the services we provide and to cease advertising with us. Any material reduction in our advertisers’ participation in MIVA Media on an aggregate basis could have a material adverse effect on our results of operations. Additionally, this litigation and similar cases in the future could be costly, time-consuming, and result in the diversion of our management’s time and attention, any of which could have a material adverse effect on our business, financial condition, or results of operations.
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
In early 2007 we replaced an advertisement feed provider that accounted for a significant portion of our revenue in 2006. Replacing the advertisement feed provider exposes us to risk and could result in reduced revenue and our business operations could be significantly harmed.
One of our advertisement feed providers, Yahoo! Search Marketing, has historically been the source of a significant portion of our revenue. For the year ended December 31, 2006, Yahoo! Search Marketing accounted for approximately 18.0% of our revenue but less than 10% of our consolidated revenues for the fiscal years 2005 and 2004. Pursuant to an agreement with Yahoo! Search Marketing, MIVA Direct had utilized advertisement listings provided by Yahoo! Search Marketing. On December 28, 2006, we gave notice of termination of this agreement to Yahoo! Search Marketing. The termination was effective January 27, 2007. On December 28, 2006, we entered into an agreement with Google pursuant to which we have agreed to exclusively utilize Google’s WebSearch and AdSense Services for approved websites and applications. Initial approved websites and applications were from MIVA Direct and were previously monetized by Yahoo! Search Marketing. The agreement with Google has a term of two years and contains broad termination rights. If (i) we fail to have websites and applications approved by Google, (ii) Google does not offer the same revenue opportunity as Yahoo! Search Marketing or (iii) Google exercises its termination rights and we are unable to find an alternative advertisement feed provider that offers the same revenue opportunity as our current advertisement feed provider, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.
We have in the past and may in the future incur impairment charges that materially adversely affect our earnings and our operating results.
Our total assets include substantial goodwill. The goodwill results from our acquisitions and represents the excess of the purchase price versus the fair value of the tangible and intangible assets acquired. On an annual basis, and more frequently as required, we assess whether indicators of impairment are present and perform the necessary analysis to ensure the carrying value of our goodwill is substantiated. If future operating performance at one or more of our businesses does not meet expectations, we may be required to reflect, under current applicable accounting rules, a non-cash charge to operating results for goodwill impairment. The recognition of an impairment of a significant portion of goodwill would negatively affect our results of operations and total capitalization, the effect of which could be material. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets” included in Item 7 of this Annual Report on Form 10-K.
During the second quarter of 2005, our stock price declined significantly, resulting in our market capitalization falling below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets, and it was determined that an impairment existed. During the second quarter of 2005, we recorded a non-cash impairment charge of $118.9 million to reduce our carrying value of goodwill and other indefinite-lived intangible assets to their implied fair value.
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
In the second quarter of 2006, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, June 2006. We anticipate further challenges in the European marketplace in future periods. As a result, we performed an impairment test to determine if the value of goodwill, intangibles assets and other long-lived assets were recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets , and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and it was determined that an impairment existed. Therefore, as provided under the provisions of those Statements, we recorded a non-cash impairment charge of $63.7 million to reduce the carrying value of goodwill and other intangible assets to their fair value.

We will continue to evaluate our goodwill and other indefinite–lived intangible assets for impairment in accordance with FASB Statement No. 142 and FASB Statement No. 144 annually or earlier if events occur or circumstances change that would more likely than not reduce the fair value of our goodwill below its carrying value. These events or circumstances would include a significant change in business climate, including a significant, sustained decline in an entity’s market value, legal factors, operating performance indicators, competition, sale or disposition of significant assets or other factors. We cannot assure you that future impairments will not occur. If we determine that a significant impairment has occurred in the future, we would be required to write off additional goodwill. Any future impairment charges could have a material adverse effect on our financial condition and results of operations and could cause our stock price to decline.
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
The enactment of new legislation, changes in the regulatory climate, or the expansion, enforcement or interpretation of existing laws could prevent us from offering some or all of our services or expose us to additional costs and expenses require substantial changes to our business or otherwise substantially harm our business. Further, additional legislation or regulation could be proposed or enacted at any time in the future, which could materially and adversely affect our business.
We have made significant investments in new initiatives related to current and future product and service offerings that may not meet our expectations in terms of the viability, success, or profitability of such initiatives.
We have recently made significant investments in new initiatives related to current and proposed product and service offerings, such as our approach to certain areas of the pay-per-click business through our beta version Precision Network, private-branded toolbars and the purchase of an enterprise license for FAST’s Data SearchTM 360 data search and analysis software. All such new and proposed initiatives require the expenditure of significant time, money, personnel and other resources. In the early stages of implementation the initial expenses in our Precision Network will negatively impact our gross margins for a portion of the revenue generated in the MIVA Media US Network. Further, we expect this trend to continue as our investment in the Precision Network continues and anticipate that the Precision Network will be incorporated into our United Kingdom division and throughout selected European territories. There can be no assurance that any of these initiatives will be viable, successful, and profitable or will enjoy the same margins as our historical business. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing, and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce, or implement these or other products or services could materially adversely affect our business, financial condition, and results of operations.
The business of MIVA Media is dependent upon our ability to deliver qualified leads to our advertisers.
Advertisers utilize MIVA Media to deliver Internet traffic to their websites. We believe advertisers will only use our services if we deliver high quality Internet traffic that meets their needs. A typical way for an advertiser to gauge the quality of Internet traffic is a conversion ratio measuring conversions on their website against the amount of Internet traffic delivered. If we are not satisfied with the quality of Internet traffic delivered from our distribution partners we may take remedial action, including removal of the distribution partner from our networks. We may not be successful in identifying distribution partners with low quality traffic before we use their services, or in delivering high quality traffic to our advertisers, and we have removed in the past and may continue in the future to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, or terminate our relationships with distribution partners because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which could have a material adverse effect on our business, financial position, and results of operations.
We face substantial and increasing competition in the market for Internet-based marketing services.
We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include Yahoo! and its Search Marketing Services division, Google, Ask Jeeves, Lycos, Microsoft and Time Warner’s AOL division. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, and other resources than we have. These competitors historically have developed and expanded their portfolios of products and services more rapidly than we have. In addition, these and other competitors may have or obtain certain intellectual property rights that may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing aggressively in research and development, and competing more aggressively for advertisers and partners. We expect that these competitors will increasingly use their financial and technological resources to compete with us.
We have sought protection from competition by filing applications for several patents; however, there is no assurance that any of these patents ultimately will be granted. In the absence of patent protection, we have only a limited amount of proprietary technology that would preclude or inhibit competitors from entering the keyword-targeted advertising market and the other markets in which we operate. Therefore, we must compete based on the skill of our personnel and the quality of our customer service. We believe that the barriers to entry with respect to the development and provision of e-commerce services are relatively low. Therefore, we expect that we continually will face additional competition from new entrants into our markets in the future. The emergence of these enterprises could have a material adverse effect on our business, financial condition, and results of operations.
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
Because our markets are still developing and rapidly changing, we must allocate our resources based on our predictions as to the future development of the Internet and our markets. These predictions ultimately may not prove to be accurate. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology and systems. If we are unable to predict user preferences or industry changes, or to modify our products and services on a timely basis, we may lose partners and advertisers, and our business, financial condition, and results of operations could be materially adversely affected.
If we are not able to maintain or increase our average revenue per click, our revenues and results of operations could be materially adversely affected.
Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of clicks recorded during that same period. From 2004 to 2006 we experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; the effects of increased competition; and the nexus between the five, as well as our recent implementation of MIVA Match and the inclusion, beginning in mid-2005, of third-party advertising feeds as a supplement to our own advertising network.
If the trend with respect to the decline in our average revenue per click continues, it could continue to have a material adverse impact on our revenues and results of operations.

We must continue to successfully integrate several businesses acquired in 2004.
In 2004, we merged with, acquired or acquired the assets of a number of businesses: Miva, Comet, B&B Enterprises, Inc. (BBE), and Espotting (now MIVA Small Business Solutions, MIVA Direct, B&B Advertising and MIVA Media Europe, respectively). In 2005 and 2006, we continued to integrate these businesses into our operations. The continued integration of these businesses may be difficult, time consuming, and costly. The integration may divert our management’s time and resources from the operation of our businesses. The integration and management of these companies is also more challenging because the primary operations of MIVA Media Europe are conducted in Europe, while our historical operations and those of our other acquisitions are conducted primarily in the United States. Our integration efforts may not be completed as planned, may take longer to complete, or may be more costly than anticipated, or these acquired businesses may not achieve their expected results, any of which would have a material adverse effect on our business, financial position, and results of operations. Additionally, if these acquired businesses are unable to achieve their expected results, there is risk of an impairment of the assets acquired, which in turn could have an adverse effect on our results of operations.
We are subject to income taxes in both the United States and numerous international jurisdictions.
We are subject to income taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable and appropriate, the final determination of tax audits and any related tax litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of tax audit or tax litigation, our income tax provision or, net income or cash flows in the period or periods for which that determination is made could be materially adversely affected.
If we fail to grow or manage our growth, our business will be adversely affected.
To succeed, we must grow. We may make additional acquisitions in the future as part of our growth initiatives. These may include acquisitions of international companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which we have little or no experience. Additionally, we may fail to achieve the anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following:
•	we may incur substantial costs, delays, or other operational or financial problems in integrating acquired businesses, including in integrating each company’s accounting, management information, human resource, and other administrative systems to permit effective management;

•	we may not be able to identify, acquire, or profitably manage any additional businesses;

•	with smaller acquired companies, we may need to implement or improve controls, procedures, and policies appropriate for a public company;

•	the acquired companies may adversely affect our consolidated operating results, particularly since some of the acquired companies may have a history of operating losses;

•	acquisitions may divert our management’s attention from the operation of our businesses;

•	we may not be able to retain key personnel of acquired businesses;

•	there may be cultural challenges associated with integrating employees from our acquired companies into our organization; and

•	we may encounter unanticipated events, circumstances, or legal liabilities.
Any of these factors could materially adversely affect our business, financial condition, and results of operations.
We may not be able to return to our historical growth rates and operating margins in the future.
In 2004, we grew rapidly through multiple acquisitions and a significant merger and these events assisted in achieving higher than normal growth rates. We may not be able to return to these historical growth rates and our future growth rates may continue to decline as a result of various factors, including increased competition. In 2005 and 2006, our growth rates declined. Additionally, if our operations continue in the same direction our growth rates may continue to decline into and throughout 2007, due to, among other things:
•	failure to efficiently integrate the 2004 acquisition entities into the core business and effectively manage the consolidated company;

•	operating in an environment of increased competition both domestically and internationally;

•	increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales and marketing expenses and increased costs of operating as an international public company with multiple divisions

•	the impact of amortizing intangible assets acquired in mergers and acquisitions
We are subject to numerous risks associated with our acquired international operations.
Historically, we have operated primarily in the United States. In July 2004 we merged with MIVA Media Europe, which is based in the United Kingdom and serves a number of additional European countries. Prior to this acquisition, we had no prior experience integrating and managing international operations. Any inability to successfully integrate and manage our international operations could have a material adverse effect on our business, financial condition, or results of operations. In addition, our future operating results could be adversely affected by a variety of factors arising out of our international operations, some of which are beyond our control. These factors include:
•	lower per capita Internet usage or lower advertiser spending in many countries, due to factors such as lower disposable incomes, lack of telecommunications and computer infrastructure, greater concern about security in online e-commerce transactions, and less access to and use of credit cards;

•	relatively smaller Internet markets in some countries;

•	current or future competitors obtaining intellectual property rights that they could assert against our business internationally, which may adversely affect our international operations;

•	technological differences by marketplace, which we may not be able to support;

•	International laws and regulations that may impact the conduct of our business operations in a particular country;

•	difficulty in recruiting qualified local employees and in building locally relevant products and services, which could limit our ability to aggregate a large local advertiser base;

•	longer payment cycles and local economic downturns;

•	credit risk and potentially higher levels of payment fraud;

•	currency exchange rate fluctuations, as well as international exchange controls that might prevent us from repatriating cash earned in countries outside the United States;

•	political and economic instability;

•	higher costs associated with doing business internationally; and

•	tax liabilities pertaining to years prior to our acquisition.
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
The occurrence of any of these contingencies or risks could have a material adverse effect on our business, financial condition, and results of operations.

Certain members of our management team and many of our employees have recently joined us and must be integrated into our operations.
As of December 31, 2006, we had 401 full-time employees. Some of our new employees include certain key managerial, technical, financial, marketing, and operations personnel, including our Chief Financial Officer and Chief Administrative Officer who joined the company on December 15, 2006, and our Chief Executive Officer, who joined the company on September 6, 2005, as COO and was named CEO on April 6, 2006. Some of our new employees may not yet have been fully integrated into our operations. We expect to add additional key personnel in the near future. Additionally, on April 3, 2006, our Board of Directors appointed a new non-executive Chairman and a new President. Our failure to attract and fully integrate our new employees into our operations or successfully manage and retain such employees could have a material adverse effect on our business, financial condition, and results of operations.
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
We may have difficulty attracting and retaining qualified, highly skilled personnel, including accounting and finance personnel.
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
Further, our corporate accounting and finance department has had difficulty retaining and hiring qualified personnel. We have recruited and, as of December 31, 2006, we have no remaining vacant positions available within the accounting and finance department. However, prior to these recent additions, the lack of having these positions filled made the closing process for the quarters ended June 30, 2006 and September 30, 2006 difficult. This shortage of adequate in-house accounting and financial resources, and the complexity of the issues we faced during these quarters, resulted in significant deficiencies in our system of internal controls at June 30 and September 30, 2006, respectively. If we are unsuccessful in retaining the appropriate and qualified accounting and finance personnel, our ability to effectively maintain our books and records will be weakened and the significant deficiencies referred to above could continue, or a material weakness in our internal control over financial reporting could result.
Our reliance on internally developed technology systems may put us at a competitive disadvantage.
We use internally developed technology systems for a portion of our keyword-targeted paid listing request processing software. These systems were designed primarily to increase the number of appropriate paid keyword-targeted ads for each related keyword request made on our network to improve customer service. A significant amount of manual effort by our technical personnel may be required to update these systems if our competitors develop superior processing methods. This manual effort is time-consuming and costly and may place us at a competitive disadvantage when compared to competitors with more efficient systems. We intend to upgrade and expand our processing systems and to integrate newly-developed and purchased modules with our existing systems to improve the efficiency of our paid listing methods and support increased transaction volume. However, we are unable to predict whether these upgrades will improve our competitive position.
Constraints on our current system capacity will require us to expand our network infrastructure and customer support capabilities.
Our ability to provide high-quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems in order to accommodate any significant increases in the numbers of advertisers using our services and the queries and paid click-throughs we receive. We believe that we will be required to expand our network infrastructure and customer support capabilities to support an anticipated expansion of the number of queries and paid click-throughs we receive. Expansion will require us to make significant upfront expenditures for servers, routers, computer equipment and additional Internet and intranet equipment, and to increase bandwidth for Internet connectivity. Our expansion and enhancements will need to be completed and integrated without system disruptions. Failure to expand our network infrastructure or customer service capabilities either internally or through third parties would materially adversely affect our business, financial condition, and results of operations.
New technologies could limit the effectiveness of our products and services, which would harm our business.
New technologies may be developed by others that can block the display of ads or sponsored listings. Since most of our net revenue is derived from fees paid to us by advertisers, ad-blocking or similar technology could materially adversely affect our results of operations.
We depend on third parties for certain software and services to operate our business.
We depend on third-party software and services to operate our business. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software on commercially reasonable terms would have a material adverse effect on our business, financial condition, and results of operations. We are also dependent upon third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our business can function properly and our website can handle current and anticipated traffic. We currently have contracts with certain telecommunications providers for these services. Any restrictions or interruption in our connection to the Internet, or any failure of these third-party providers to handle current or higher volumes of use, could have a material adverse effect on our business, financial condition, and results of operations, and our brand could be damaged if clients or prospective clients believe our system is unreliable. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We have experienced occasional system interruptions in the past and we cannot assure you that such interruptions will not occur again in the future.
Our technical systems are vulnerable to interruption, security breaches, and damage, which could harm our business and damage our brands if our clients or prospective clients believe that our products are unreliable.
Our systems and operations are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users, or “hackers,” and similar events. Any such events could interrupt our services and severely damage our business. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data, or render us unable to provide services to our customers. In addition, we may be unable to provide services and websites due to a failure of the data communications capacity we require, as a result of human error, natural disaster or other operational disruptions. The occurrence of any or all of these events could materially adversely affect our business, financial condition, and results of operations, and damage our brands if clients or prospective clients believe that our products are unreliable.
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
We depend upon confidentiality agreements with specific employees, consultants, and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient or complete protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements, or produce patents and copyrights that would materially adversely affect our business, financial condition, and results of operations.
Legal standards relating to the validity, enforceability, and scope of the protection of certain intellectual property rights in Internet-related industries are uncertain and still evolving. The steps we take to protect our intellectual property rights may not be adequate to protect our future intellectual property. Third parties may also infringe or misappropriate any copyrights, trademarks, service marks, trade dress and other proprietary rights we may have. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition, and results of operations.
We own several domestic and international trade and service mark registrations related to our products or services, including a U.S. Federal Registration for MIVA, along with trademarks for the names of our collective predecessor corporations. Additionally, we have filed applications to expand the geographic scope of the registration of the MIVA mark among others and have common law rights in several other marks. If other companies also claim rights to use the marks we use in our business, we may be required to become involved in litigation or incur additional expenses. Effective service mark, copyright, and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.
The process and technology we use to operate MIVA Media is critical to the success of our business. In February 2000, we filed a patent application for MIVA Media with the United States Patent and Trademark Office. This patent application is still pending approval at December 31, 2006. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights.
To date, we have filed one patent application covering core technology used in MIVA Media in Europe. This patent application is currently pending, and we cannot assure you that this patent ultimately will be granted. Even if we file other patent applications for our European MIVA Media technology in the future, we cannot assure you that any patents will ever be issued. Further, even if patents are issued, they may not protect our intellectual property rights, and third parties may challenge the validity or enforceability of issued patents. In addition, other parties may independently develop similar or competing technologies designed around any patents that may be issued to us.
In addition, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon, or otherwise decrease the value of our trademarks and other proprietary rights, which may result in the dilution of the brand identity of our services. See “We may be unable to promote and maintain our brands, which could harm our business and prospects.”
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
We have material weaknesses in our internal control over financial reporting that may prevent us from being able to accurately report our financial results or prevent fraud, which could harm our business, financial position, and operating results.
Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 under the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that needed improvement. We have identified three material weaknesses in our internal control as of December 31, 2006, with respect to capital assets, treasury, and inventory. These matters and our efforts regarding remediation of these matters, as well as our efforts regarding internal controls generally are discussed in detail in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K. Additionally, as of December 31, 2005, we had identified several other material weaknesses in our internal control as of December 31, 2005. Those matters and our efforts regarding remediation of those matters are also discussed under Item 9A, Controls and Procedures, of this filing on Form 10-K. At present we believe we have remedied all outstanding issues with respect to the material weaknesses we identified as of December 31, 2005. However, as our material weaknesses in our internal control with respect to capital assets, treasury, and inventory demonstrates, we cannot be certain that the remedial measures we have taken to date will ensure that we design, implement, and maintain adequate controls over our financial processes and reporting in the future. Additionally, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify additional deficiencies or material weaknesses in our internal controls in the future, in addition to those identified as of December 31, 2005, and December 31, 2006. Remedying the material weaknesses that have been presently identified or identified in the past, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, has in the past and could in the future require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.
We now must account for employee equity awards using the fair value method which will significantly reduce any net income we may derive.
We adopted Statement of Financial Accounting Standard (“SFAS”) 123R on January 1, 2006. This accounting standard required all equity-based compensation be recorded in the financial statements at the fair value on the respective equity award’s grant date. We have applied this accounting standard to all unvested awards outstanding as of December 31, 2005 and all new awards granted on or after January 1, 2006.
In 2006, compensation costs recorded as a result of this new standard have increased by $7.4 million in share based employee expense, including $4.0 million of stock option expense and $3.4 million of restricted stock unit expense, respectively. In addition, as of December 31, 2006, unrecognized compensation expense related to stock options totaled approximately $5.0 million, which will be recognized over a weighted average period of 2.86 years.

We applied the modified prospective method for recognizing the expense over the remaining vesting period for awards that were outstanding but unvested at January 1, 2006. Under the modified prospective method, the adoption of SFAS No. 123(R) applies to new awards and to awards modified, repurchased, or cancelled after December 31, 2005, as well as to the unvested portion of awards outstanding as of January 1, 2006. In accordance with the modified prospective method, we have not adjusted the financial statements for periods ended prior to January 1, 2006.
Prior to January 1, 2006, we accounted for share-based compensation to employees and directors using the intrinsic value method set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. We account for share-based compensation to non-employees using the fair value method set forth in FASB Statement No. 123 and related interpretations. If we had used the fair value method of accounting for stock options granted to employees using the Black-Scholes option valuation methodology, our reported net loss for the year ended December 31, 2005 would have increased by a net of $11.9 million and our reported profit for the year ended December 31, 2004, would have decreased by $8.0 million.
We cannot predict our future capital needs and may not be able to secure additional financing.
We have no material long-term agreements and except for our agreement with Fast Search & Transfer, we have no other material short-term commitments for capital expenditures. We currently anticipate that our cash and cash equivalents as of December 31, 2006, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months.
Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we may seek to sell debt securities or additional equity securities or obtain a bank line of credit. There can be no assurance that any financing arrangements will be available in amounts, or on terms, acceptable to us, if at all.
Risks Related to Our Industry
Regulatory and legal uncertainties could harm our business.
While there are currently relatively few laws or regulations directly applicable to Internet access, commerce, or commercial search activity, there is increasing awareness and concern regarding some uses of the Internet and other online services, leading federal, state, local, and international governments to consider adopting civil and criminal laws and regulations, amending existing laws and regulations, conducting investigations, or commencing litigation with respect to the Internet and other online services covering issues such as:
•	user privacy;

•	trespass;

•	defamation;

•	database and data protection;

•	limitations on the distribution of materials considered harmful to children;

•	liability for misinformation provided over the web;

•	user protection, pricing, taxation, and advertising restrictions (including, for example, limitation on the advertising on Internet gambling websites or of certain products);

•	delivery of contextual advertisements via connected desktop software;

•	intellectual property ownership and infringement, including liability for listing or linking to third-party websites that include materials infringing copyrights or other rights;

•	distribution, characteristics, and quality of products and services; and

•	other consumer protection laws.
Legislation has also been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but which is often defined as software installed on consumers’ computers without their informed consent and which is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information, without the consumers’ consent.
The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services, increase our cost of doing business, preclude us from developing additional products or services, result in adverse publicity to us or our distribution partners, and subject us to fines, litigation, or criminal penalties, enjoin us from conducting our business or providing any of our services, otherwise have a material adverse effect on our business, financial condition, and results of operations, or result in a substantial decline in the market price of our common stock. Due to the global nature of the Internet, it is possible that multiple state, federal, or international jurisdictions might inconsistently regulate Internet activities, which would increase our costs of compliance and the risk of violating the laws of a particular jurisdiction, both of which could have a material adverse effect on our business, financial condition, and results of operations.
The market for our services is uncertain and is still evolving.
Internet marketing and advertising, in general, and advertising through priority placement in keyword-targeted advertisements in particular, are at early stages of development, are evolving rapidly and are characterized by an increasing number of market entrants. The demand and market acceptance for recently introduced services is generally subject to a high level of uncertainty. Most potential advertisers have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. If this trend continues, the market for our existing services, which is dependent upon increased Internet advertising, may be adversely affected, which in turn will have a material adverse effect on our business, financial condition, and results of operations.
Our future success will depend on continued growth in the use of the Internet.
Our future success will depend substantially upon continued growth in the use of the Internet to support the sale of our advertising services, as well as continued acceptance of e-commerce transactions on the Internet. As Internet advertising is a new and rapidly evolving industry, the ultimate demand and market acceptance for Internet-related services is subject to a high level of uncertainty. Significant issues concerning the commercial use of the Internet and online service technologies, including security, reliability, cost, ease of use, and quality of service remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies. In addition, the Internet or other online services could lose their viability due to, among other things, concerns over the security of Internet transactions and the privacy of users, delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. In the event that the use of the Internet and other online services does not continue to grow or grows more slowly than we expect, or the Internet does not become a commercially viable marketplace, our business, financial condition, and results of operations would be materially adversely affected.
We may face third party intellectual property infringement claims that could be costly to defend and result in the loss of significant rights.
Our current and future business activities, including implementation of MIVA Media’s service or our private label service, may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark, or patent infringement. We are aware of allegations from time to time concerning these types of claims and in particular in respect of trademark infringement claims. For example, certain potential claimants currently allege that they have trademark rights in certain keywords and that we violate these rights by allowing competitors of those potential claimants to bid on these keywords. While we believe that we have defenses to these claims under appropriate trademark legislation or, in certain circumstances, indemnification rights under our agreements with advertisers, we may not prevail in our defenses to any intellectual property infringement claims, and we may not be able to collect under any indemnification provisions relating to these claims, if any. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of our management’s time and attention.
We may face cultural pressures and legal challenges related to the content of the advertisements we display to Internet users on MIVA Media that could cause us to limit the display of such content in some jurisdictions, and, in the event of a legal challenge, could be costly to defend, may give rise to indemnification claims from our distribution partners and others, and, in all cases, could result in material losses.
From time to time, we may experience cultural pressures or legal challenges with respect to the content of the advertisements displayed to Internet users on our MIVA Media Network. As a result of these cultural or legal challenges, we may decide to limit the display of the content in certain jurisdictions where such an issue has arisen. The limitation on the display of any content may have a material adverse effect on our business, financial condition, and results of operations. Additionally, third parties may make claims against us, our distribution partners and others affiliated with us in connection with the content of the advertisement displayed on our MIVA Media Network. For example, on August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against us and others in our market, including certain of our distribution partners, alleging that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. Additionally, three of our industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against us for costs incurred as a result of such claims arising from transaction with us, and we have entered into an agreement with one of these industry partners to resolve such claims. Third party claims related to the content of the advertisements placed on our networks can be costly to defend, could result in our distribution partners and other affiliates asserting indemnification claims against us if they become a party to the suit, and could result in material losses for us, both as a result of paying our own legal costs and those of our indemnities, as applicable, associated with the defense against such claims, as well as any damages that may result if we are unsuccessful in defending against such claims.
We may incur liabilities for the activities of users of our services.
The law relating to the liability of providers of online services for activities of their users and for the content of their advertisers’ listings is currently unsettled and could harm our business. Our insurance policies may not provide coverage for liability for activities of our users or advertisers for the content of their listings. We may not successfully avoid civil or criminal liability for alleged unlawful activities carried out by consumers of our services or for the content of our listings. Our potential liability could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could significantly harm our business, financial condition, and results of operation.
Risks Relating to an Investment in Our Common Stock
The market price of our common stock has been and may continue to be volatile.
The market price of our common stock has in the past and may in the future experience significant volatility as a result of a number of factors, many of which are outside of our control. Each of the risk factors listed in this Part I, Item 1A – Risk Factors, and the following factors, may affect the market price for our common stock:
•	our quarterly results and ability to meet analysts’ and our own published expectations;

•	our ability to continue to attract and retain users, advertisers and advertising agencies, and distribution partners;

•	the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure;

•	patents issued or not issued to us or our competitors;

•	announcements of technological innovations, new services or service enhancements, strategic alliances, mergers, acquisitions, dispositions, or significant agreements by us or by our competitors;

•	commencement or threat of litigation or new legislation or regulation that adversely affects our business;

•	general economic conditions and those economic conditions specific to the Internet and Internet advertising;

•	our ability to keep our products and services operational at a reasonable cost and without service interruptions;

•	recruitment or departure of key personnel;

•	geopolitical events such as war, threat of war, or terrorist actions; and

•	sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants.
Because our business is changing and evolving, our historical operating results may not be useful in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. Also, online user traffic tends to be seasonal.
In addition, the stock market has experienced significant price and volume fluctuations that particularly have affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. Following periods of volatility in the market price of a company’s securities such as we have recently experienced, securities class action litigation is often instituted against such a company, as we have recently had a number of such suits instituted against us. See “We have had a number of purported class action lawsuits filed against us and certain of our officers and directors alleging violations of securities laws.” This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition, and results of operations.
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
Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors, including many that are outside of our control. Any significant revenue shortfall, lowered revenue or earnings forecast, or failure to meet analysts’ expectations could cause the market price of our common stock to decline substantially. Factors that could lower our revenue or affect our revenue and earnings forecast include:
•	the possibility that our customers may cancel, defer or limit purchases as a result of reduced advertising budgets or weak and uncertain economic and industry conditions;

•	the potential for our competitors to gain market share;

•	the possibility that our distribution partners will introduce, market and sell products and services that compete with our products and services;

•	the possibility that our distribution partners or affiliates of our distribution partners will cease displaying our advertisements or terminate their relationships with us, which would cause a decline in sales and a reduction in our revenue;

•	the possibility that we will have to cease displaying advertisements through certain distribution partners and their affiliates whose traffic does not adequately convert to revenue for our advertisers;

•	the possibility that we will have to terminate our relationships with certain of our distribution partners or affiliates of our distribution partners that fail to adhere to our distribution guidelines or otherwise have breached their agreement with us;

•	the possibility that we fail to detect click-through fraud, which could cause us to have to refund revenue to our advertisers;

•	the possibility that new legislation will impact our business model, which would cause a decline in sales and a reduction in revenue;

•	pending or threatened litigation or governmental investigation, including the costs associated with or any adverse results of any such litigation or investigation or related indemnification obligations;

•	the timing of new product and service introductions by us and the market acceptance of new products and services, which may be delayed as a result of weak and uncertain economic and industry conditions;

•	the seasonal nature of our business;

•	the rate of adoption of new product and service offerings we introduce;

•	changes in our pricing and distribution terms or those of our competitors; and

•	the possibility that our business will be adversely affected as a result of the threat of terrorism, terrorism, or military actions taken by the United States or its allies, or from force de majeure events.
Reliance should not be placed on the results of prior periods as an indication of our future performance. Our operating expense levels are based, in significant part, on our expectations of future revenue. If we have a shortfall in revenue or sales in any given quarter, we may not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall in our revenues could have an immediate material adverse effect on our business, financial position, and results of operations for that quarter. In addition, if we fail to manage our business effectively over the long term, we may experience high operating expenses, and our operating results may fall below the expectations of securities analysts or investors, which could result in a substantial decline in the market price of our common stock.
Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.
As of December 31, 2006, we had stock options outstanding to purchase a total of 4.0 million shares at an average weighted price of $7.36 per share under our stock incentive plans. On October 19, 2005, we entered into Option Cancellation Agreements and Restricted Stock Unit Agreements with certain officers and directors. As a result of these agreements, options to purchase approximately 1.3 million shares of out stock were cancelled and 0.9 million restricted stock units, each of which represents a contingent right to receive one share of our common stock, were issued to such officers and directors. Additionally, 118,593 restricted stock units were granted to an officer/director and a director on October 19, 2005. On June 14, 2006, we granted additional restricted stock units to certain members of our Board of Directors in the adopted Policy for Compensation for Independent Members of the Board of Directors.
At our 2006 annual meeting of stockholders, our stockholders approved the 2006 Stock Award and Incentive Plan (“Plan”). The Plan, among other things, increased by 2.0 million the number of shares of common stock available for equity awards. Under the Plan, no further awards are to be granted under the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan, although any outstanding awards under those plans continue in accordance with their terms.
The exercise of outstanding options, vesting of restricted stock units, and grant of new equity awards under the Plan could result in significant dilution to you.
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
If it is determined that we or our officers or directors have engaged in the types of activities alleged by these plaintiffs, we and our officers and directors could be subject to damages and may be subject to further prosecution. Regardless of the outcome, these litigations could have a material adverse impact on us because of harm to our reputation, defense costs, diversion of management’s attention and resources, and other factors.
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
If it is determined that our officers or directors have engaged in the types of activities alleged in the putative derivative action, our officers and directors could be subject to damages and may be subject to further prosecution. We have agreed to indemnify our officers and directors in connection with the defense of this action. Accordingly, regardless of the outcome, this litigation could have a material adverse impact on us because of harm to our reputation, defense costs, diversion of management’s attention and resources, and other factors.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES.
Our primary administrative, sales, customer service, and technical facilities are leased in Fort Myers, Florida and London, U.K., which serve as the headquarters for MIVA Media US and MIVA Media Europe, respectively. We also lease offices both domestically and internationally as follows: New York, New York; Paris, France; Hamburg and Munich, Germany; Bridgewater, New Jersey; San Diego, California; and other cities in the United States and Europe, which serve as regional business development and sales offices. Additionally, we maintain technical data center operations with third-party hosting facilities in the following locations: Atlanta, Georgia; San Diego, California; Sterling, Virginia; London; and Amsterdam.
As of December 31, 2006, our leased properties provide us with an aggregate of approximately 103,000 square feet for all of our operations. This total does not include our allocated space for our technical data centers as noted above. We believe these facilities are adequate, at this time, for their intended use.

Item 3. LEGAL PROCEEDINGS.
Cisneros Litigation
On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against MIVA and others in its sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. On May 9, 2005, Judge Kramer struck three of the restitution claims asserted by Plaintiffs for money lost by licensed gambling operators, such as Indian tribes, as well as the purported claims on behalf of the State of California for taxes and other state revenues allegedly lost by the State of California as result of online gambling. On October 11, 2005, Judge Kramer held a bifurcated trial on the issue of whether California public policy and the doctrine of in pari delicto are defenses to Plaintiffs’ claims for restitution for the gambling losses Internet gamblers purportedly incurred on Internet gambling sites, and Judge Kramer ruled that California public policy barred Plaintiffs’ claim for restitution. The remaining issues in the litigation are (1) Plaintiffs’ disgorgement theory, pursuant to which Plaintiffs seek disgorgement of revenues earned from ads for online gaming, and (2) whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming. The Court has scheduled a hearing on April 13, 2007, to determine whether the Court has jurisdiction over the case following passage of the SAFE Port Act by the U.S. Congress; and (2) whether Plaintiffs can obtain disgorgement. In addition, three of MIVA’s industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against MIVA for costs incurred as a result of such claims arising from transactions with MIVA, and MIVA entered into an agreement with one of these industry partners to resolve such claims. Subsequently the partner with which MIVA entered into an agreement was dismissed from the litigation. We cannot predict the outcome of the matter at this time.
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
Two plaintiffs — Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b) (6) for failure to state claims on which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b) (2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google Inc. and certain other co-defendants in the case have reached settlement terms with the plaintiffs. The court granted conditional approval to the class settlement between these parties and held a fairness hearing on July 24, 2006. The court subsequently issued a final order approving the settlement with Google. The court has stayed the case as to the remaining defendants, including MIVA, and has ordered the parties to mediation. We are currently in the process of scheduling the mediation.

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
On December 28, 2005, the Court granted Defendants’ motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss. The Court denied Defendants’ motion to dismiss as to certain statements relating to (1) removal of traffic sources, (2) spyware, (3) implementation of screening policies and procedures, and (4) amounts of traffic purchased from distribution partners. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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
On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved. On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above. On January 11, 2006, the Court lifted the stay imposed on August 31, 2005. On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. On March 15, 2007, Defendants’ motion to dismiss in the shareholder class action was granted in part and denied in part. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Payday Advance Plus, Inc.
On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. On May 12, 2006, MIVA filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim Upon Which Relief Can be Granted, arguing that Plaintiff failed to raise any colorable claims against MIVA. Advertising.com filed a similar motion. On March 12, 2007, the court denied our motion to dismiss on Plaintiff's breach of contract claim, but granted our motion to dismiss all remaining claims. The Court granted Payday leave to amend its complaint.
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
Comet Systems, Inc.
We are aware that the agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007. In the suit the shareholders’ agent contends that our calculation and payment of contingent amounts payable under the merger agreement were not correct, however, we contend that we calculated and paid the contingent amounts correctly. As of the date of filing this Form 10-K we have not been served with a summons and complaint in this case although we have received a copy of the complaint. We intend to defend the claim vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.
Other Litigation
We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operation.
No accruals for potential losses for litigation are recorded as of December 31, 2006, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders during the 4th quarter 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market for Common Stock
Our common stock trades on the NASDAQ Global Market under the symbol “MIVA.” The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market:

	Common Stock Market Price
	High	Low
2006
Fourth Quarter	$3.60	$2.80
Third Quarter	4.27	2.23
Second Quarter	4.50	3.46
First Quarter	5.84	3.72

2005
Fourth Quarter	$6.12	$4.56
Third Quarter	7.16	4.48
Second Quarter	10.32	4.20
First Quarter	17.65	9.85
Stockholders
We had 224 shareholders of record as of February 26, 2007.
Dividends
We have never paid cash dividends and currently do not intend to pay cash dividends on our common stock at any time in the near future.
Recent Sales of Unregistered Securities
We did not make any unregistered sales of our common stock during the last fiscal year ended 2006.
Issuer Purchases of Equity Securities
On May 4, 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $10 million of our common stock. The timing and amount of shares that may be repurchased will be determined based on market conditions and other factors, and we expect to use existing cash to finance any transactions. During the three months ended December 31, 2006 we did not make any repurchases under this program. Repurchases under the program may be made until May 3, 2007.

	Issuer Purchases and other Acquisitions of Equity Securities

	Total		Total Number of	Approximate Dollar
	Number of	Average	Shares Purchased	Value of Shares that
	Shares	Price Paid	as Part of Publicly	May Yet be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
October 1, 2006 through Oct. 31, 2006	208,157	$3.07	N/A	$9,112,652
November 1, 2006 through Nov. 30, 2006	1,758	3.42	N/A	9,112,652
December 1, 2006 through Dec. 31, 2006	2,451	3.38	N/A	9,112,652
				9,112,652

Total	212,366 (1)		— (2)

(1)	Of this amount, 176,000 shares were withheld by us to satisfy the withholding taxes of a certain officer payable upon vesting of his stock options in connection with his second quarter 2006 resignation, 30,399 shares were withheld by us to satisfy the withholding taxes related to annual vesting of the restricted stock units granted on October 19, 2005, and 5,967 shares were withheld by us to satisfy the withholding taxes of our non-employee directors upon vesting of their restricted stock units.

(2)	During the 4th quarter the Company did not repurchase shares under the May 4, 2006 Board approved plan.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MIVA, Inc., THE NASDAQ Composite Index
And Goldman Sachs Internet Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(a) (f)	(b), (c)	(d), (e)
Statements of operations
Revenues	$172,595	$194,616	$169,470	$72,221	$42,805
Net income (loss)	(87,626)	(130,167)	17,028	11,758	10,736
Net income (loss) per share
Basic	$(2.79)	$(4.23)	$0.65	$0.59	$0.63
Diluted	(2.79)	(4.23)	0.60	0.53	0.56

Balance sheets
Total assets	$106,302	$190,792	$341,204	$74,658	$27,312
Debt (including current portion)	1,360	2,600	6,514	—	4
Stockholders’ equity	70,909	146,513	287,679	64,307	22,168

(a)	Includes impairment charges related to goodwill and other intangible assets at MIVA Media Europe of $63.7 million.

(b)	Includes impairment charges related to goodwill and other intangible assets at MIVA Media Europe, MIVA Small Business and MIVA Direct of $123.2 million. Also includes one-time payment of $8.0 million pursuant to the settlement agreement with Yahoo!

(c)	Includes non-recurring revenue of $1.5 million recognized related to the settlements of two distribution partner disputes.

(d)	Includes the acquisitions of MIVA Small Business, MIVA Direct, B&B Advertising, and MIVA Media Europe.

(e)	Includes impairment charge related to goodwill and other intangible assets at MSB of $1.1 million.

(f)	Includes approximately $7.4 million of additional compensation resulting from the adoption of FAS 123(R).
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
This management’s discussion and analysis of financial condition and results of operation contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” under Item 1A of Part I of this Annual Report on Form 10-K.
Executive Summary
MIVA is a leading online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of MIVA-owned consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products.

Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
We derive our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our MIVA-owned consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when an Internet user clicks on an ad.
We offer a range of products and services through three divisions — MIVA Media, MIVA Direct, and MIVA Small Business.
Throughout 2006, we took a number of specific steps to build our business and strengthen our company:
•	In the second quarter, we named Peter A. Corrao, previously chief operating officer, as chief executive officer. Larry Weber, a leading marketing and digital media executive, who served as a director on the MIVA board, assumed the position of non-executive chairman;

•	In the second quarter, we initiated a global restructuring and integration plan in order to maximize efficiencies and reduce cash operating expenses;

•	In the third quarter, we invested in the development and beta launch of the Precision Network, an optimization program for delivering more precise matching of advertiser and traffic characteristics along specific categories (or verticals). We believe the Precision Network is an important initiative to improve traffic quality and revenue per click and to assist in the reduction of our advertiser attrition;

•	In the third quarter, we decided to deemphasize our private label business in order to allow us to devote more attention and resources to our core business and new initiatives. At December 31, 2006, we had two active private label partners with one of the contracts set to expire in February 2007. We intend to continue to evaluate our private label initiatives as opportunities present themselves;

•	In the fourth quarter, we named Lowell W. Robinson as Chief Financial Officer and Chief Administrative Officer;

•	Throughout 2006, we continued to grow our MIVA-owned consumer entertainment properties through MIVA Direct in order to lessen our dependence on third-party sources of traffic. MIVA Direct represented 22.9% of total revenue in the year-ended December 31, 2006 compared to 12.4% in the comparable prior year period.
In addition, the following items had a significant impact on the year ended December 31, 2006:
•	reduction in our average revenue per click for the year ended December 31, 2006, as compared to the same period in 2005, which caused us, among other things, to experience lower than anticipated click-through revenue from MIVA Media;

•	as an ongoing practice, we took actions to remove certain Internet traffic sources from our MIVA Media third-party ad network as they did not meet our traffic quality or distribution guidelines.
Recent Developments
Subsequent to year-end, on February 8, 2007, we announced a restructuring plan aimed at reducing approximately 20% of the overall employee base. It is anticipated the restructuring will result in an expected cost reduction, on an annualized basis, of approximately $10.0 million. As a result the Company will record a restructuring charge of approximately $3.0 million during the quarter ended March 31, 2007.
On December 28, 2006, we gave notice to terminate our advertiser fee provider agreement with Yahoo! Search Marketing. This termination was effective as of January 27, 2007. On the same day we entered into an agreement with Google and have agreed to exclusively utilize Google’s WebSearch and AdSense Services for approved websites and applications.

In the second quarter of 2006, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, June 2006. We anticipate further challenges in the European marketplace in future periods. As a result, we performed an impairment test to determine if the value of goodwill, intangibles assets, and other long-lived assets were recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and it was determined that an impairment existed. Therefore, as required under the provisions of those Statements, we recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of goodwill and other intangible assets to their fair value.
As of October 1, 2006, the annual impairment review date, we have performed the necessary analyses and determined that there was no additional impairment. As part of this process we determine the fair values of each of the reporting units under step one (FASB 142) and individual assets under step two (FASB 144) with the assistance of an independent third-party appraiser using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets served, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows. We performed these steps for the remaining three entities with recorded goodwill and indefinite lived intangible assets. The remaining goodwill and indefinite lived intangible assets recorded at our MIVA European division is approximately $13.8 million, whereas the domestic goodwill and indefinite life intangible assets amounts to approximately $15.9 million.
We will continue to evaluate our remaining goodwill and other intangible assets for indicators of impairment and, if at anytime, indicators of impairment are present an impairment assessment will be performed in accordance with the provisions under FASB 142 and FASB 144. Should our business prospects change, and our expectations of acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.
Organization of Information
Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•	Results of operations

•	Liquidity and capital resources

•	Contractual obligations

•	Use of estimates and critical accounting policies
RESULTS OF OPERATIONS
For the Years Ended December 31, 2006, 2005 and 2004
We commercially launched the MIVA Media North America Network in September 1999, our first private label agreement commenced in September 2002, we acquired (i) MIVA Small Business Solutions, Inc. (“MSB”) in January 2004, (ii) MIVA Direct, Inc. (“MIVA Direct”) in March 2004, (iii) the assets of B&B Enterprises, Inc. (now B&B Advertising, Inc. or “B&B”) in June 2004, and in July 2004, through a subsidiary, we merged with MIVA Media International, Inc. (formerly Espotting Media, Inc.). We changed our name to MIVA, Inc. in June 2005, and at the same time also changed the names of many of our customer facing subsidiaries.
We did not complete any acquisitions or mergers in the years ended December 31, 2006 or 2005.

However, readers should note when comparisons are made between years ended December 31, 2005 and 2004, our results of operations include the results of operation for each of the acquired or merged entities only subsequent to the date of each acquisition or merger. Further, these aforementioned acquisitions or mergers have assisted in both our revenue growth and operating expense growth and thereby assisted us in achieving better than average growth rates. Our historical growth rates may not continue as they have in the past and our revenues and earnings may continue to decline year over year as they did when comparing 2005 to 2006.
Our annual operating margins continued to decline in 2006 when compared to 2005 as a result of diminishing revenue per click, losses of distribution partners, and losses of advertisers. Our operating margins also declined in 2005 when compared to 2004 as a result of integrating acquired businesses with lower operating margins, the impact of amortizing intangible assets acquired in mergers and acquisitions, increased competition, and increased expenditures for certain aspects of our business as a percentage of our net revenues, which includes product development expenditures, sales and marketing expenses, and increased costs of operating as an international public company with multiple divisions.
Revenue
During 2006, we recorded revenue of $172.6 million, a decrease of approximately 11.3% from the $194.6 million recorded in 2005. A portion of this revenue decline is attributed to a decrease in our average revenue per click. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. Beginning in fiscal year 2004, continuing in 2005 and into, and throughout, 2006, we experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; the effects of increased competition; and the nexus between the five. Additionally, contributing to our revenue decline is our on-going initiative to pro-actively screen Internet traffic sources to ensure the less desirable and essentially non-converting sources are excluded for our advertiser base in both MIVA Media US and MIVA Media Europe. These decreases have been partially offset by an increase in revenue attributed to our MIVA Direct division. MIVA Direct, as a percentage of total revenue, has increased from approximately 12.4% in 2005 to 22.9% in 2006.
We are actively seeking to increase our average revenue per click by changing the overall mix of MIVA Media traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers, and seeking new implementations through which our advertisers’ keyword advertisements may be displayed. An example of one of these initiatives is our development and initial launch of our Precision Network, which has met our expectations in the early stage of implementation. Additionally, we are attempting to mitigate our reliance on third-party network traffic by continuing to develop our primary traffic businesses, and we believe this trend will continue in 2007.
In 2006, one customer of our MIVA Direct division, Yahoo!’s Overture Services, accounted for approximately 18% of our total revenue. In 2005 and 2004 there were no individually significant accounts that represented more than 10% of our total revenue. In January 2007, we terminated our agreement with Yahoo! and replaced it with an agreement with Google.
For the years ended December 31, 2006, 2005, and 2004, we did not have any individually significant distribution partners that represented over 10% of our consolidated revenue.
During 2005, we recorded revenue of $194.6 million, an increase of 14.8% from the $169.5 million recorded in 2004. This increase was the result of the inclusion of full year results from businesses acquired during 2004 described above (approximately $59.8 million). Also included in revenue for 2005 is non-recurring revenue recognized related to the settlements of two distribution partner disputes totaling $1.5 million. These increases in revenue have been partially offset as a result of actions taken beginning in 2004 and continuing throughout 2005 to remove certain Internet traffic sources from our MIVA Media Networks and a reduction in paid clicks of 26% in the second half of 2005 as compared to the second half of 2004 from continuing sources.
In October 2004, we ceased the display of online gambling-related advertising to users on MIVA Media in North America with Internet protocol, or IP, addresses originating from the United States or for which we cannot determine the country of origin. As part of our ongoing efforts with respect to delivering quality prospects to our advertisers, in the second half of the fourth quarter of 2004, we ceased displaying advertisements through certain distribution partners and their affiliates whose traffic did not adequately convert to revenue for our advertisers. In late April 2005, we began to remove from our networks certain distribution partners and/or their sub-affiliates that had developed methods for obtaining new users or directed traffic through distribution channels that did not follow our distribution guidelines. Additionally, in the past and as a matter of ongoing business practice, we have removed and we expect that we will continue to remove distribution partners from our networks, or discontinue the display of our advertisements through certain distribution channels used by some of our distribution partners, if the partners do not meet our guidelines.
Our industry, as a whole, deals with the receipt of fraudulent clicks or “click-fraud”, which occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to MIVA and to the MIVA Media Networks partner, or to deplete the advertising account of a competitor, rather than to view the underlying content. We have proprietary automated screening applications and procedures to minimize the effects of these fraudulent clicks. Click-throughs received through the MIVA Media Networks are evaluated by these screening applications and procedures. We constantly evaluate the effectiveness of our efforts to combat click-through fraud, and may adjust our efforts for specific distribution partners or in general, depending on our ongoing analysis. These changes impact the number of click-throughs we record and bill to our advertisers, the bid prices our advertisers are willing to pay us for click-throughs, and the revenue we generate.
Additionally, we have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue. For additional information regarding pending litigation, reference Item 3 — Legal Proceedings above.
We plan to continue our efforts to invest in our business and seek increases from additional revenue from our media services, including the Precision Network, branded toolbars, and FAST-related advertiser and/or publisher solutions along with other initiatives. We cannot assure you that any of these efforts will be successful.
Cost of Services
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
Cost of services decreased $12.1 million between the years ended December 31, 2006 and 2005. A decrease in traffic acquisition costs of approximately $16.6 million was predominately responsible for this large variance and is the direct result of the relationship between our traffic acquisition expenses calculated as a percentage of the revenue generated through our distribution partners. Thus, as our revenue declines a corresponding decrease will be realized in our traffic acquisition costs. Offsetting the aforementioned large variance are increases in the following expense categories: salaries, benefits, and other employee expenses ($2.5 million), including the effects of the workforce reduction ($0.6 million) in May 2006; technology and telecom related expenses ($0.8 million); rent and office related expenses ($0.6 million); stock option expense ($0.2 million); depreciation expense ($0.2 million); and travel related costs ($0.1 million).

Cost of services for the year ended December 31, 2006 compared to the same period in 2005 decreased as percentage of revenue from 52.1% to 51.7%. This variance is partially due to a favorable settlement of a contract dispute with a distribution partner that reduced cost of services in 2005 without a corresponding reduction in revenue. Additionally, this decrease in cost of services as a percentage of revenue is explained by the higher proportion of US revenue to European revenue, which is at a lower cost percentage. Therefore, as these revenues decline a larger portion of our cost of services is comprised of more favorable margins.
Cost of services increased $15.2 million between the years ended December 31, 2005, as compared to 2004. An increase in traffic acquisition costs of approximately $11.2 million contributed to this increase and was the result of the relationship between our traffic acquisition expenses and revenue related to our purchased Internet traffic. Additional increases were noted for the year over year comparable periods in the following expense classifications: Depreciation and amortization ($1.8 million); technology and telecom related expenses ($1.6 million) and employee expenses ($0.4 million).
Cost of services for the year ended December 31, 2005 compared to the same period in 2004 increased as expressed as percentage of revenue from 50.8% to 52.1%. Cost of services in 2005 compared to 2004 increased as a percent of revenue since the results from MIVA Media Europe, which have a higher cost percentage, are included in all periods in 2005 (approximately $25.7 million in incremental expense in 2005 over 2004). In addition, as a result of actions taken to remove certain Internet traffic from our MIVA Media Network, a reduction in paid clicks and revenue per click in the second half of 2005 compared to the second half of 2004, our payments to distribution partners decreased by $17.7 million. On average, amounts paid under revenue sharing arrangements with distribution partners expressed as a percentage of revenue have been historically higher in Europe than in the U.S.
Operating Expenses
Operating expenses for the years ended December 31, 2006, 2005, and 2004 were as follows (in millions):

				2006	2005
	For the Year Ended December 31,			vs.	vs.
	2006	2005	2004	2005	2004

Marketing, sales, and service	$50.1	$36.0	$19.0	14.1	17.0
General and administrative	42.2	38.5	25.1	3.7	13.4
Product development	9.4	10.6	5.5	(1.2)	5.1

Subtotal	101.7	85.1	49.6	16.6	35.5
Impairment loss on goodwill and other intangible assets	63.7	123.2	1.1	(59.5)	122.1
Amortization	7.4	8.1	5.7	(0.7)	2.4
Patent litigation settlement	—	8.0	—	(8.0)	8.0

Total	$172.8	$224.4	$56.4	$(51.6)	$168.0

Operating expenses as a percent of revenue for the years ended December 31, 2006, 2005, and 2004 were as follows:

				2006	2005
	For the Year Ended December 31,			vs.	vs.
	2006	2005	2004	2005	2004

Marketing, sales, and service	29.1%	18.5%	11.2%	10.6%	7.3%
General and administrative	24.5%	19.8%	14.8%	4.7%	5.0%
Product development	5.5%	5.4%	3.3%	0.1%	2.1%

Subtotal	59.1%	43.7%	29.3%	15.4%	14.4%
Impairment loss on goodwill and other intangible assets	36.9%	63.3%	0.7%	-26.4%	62.6%
Amortization	4.3%	4.2%	3.4%	0.1%	0.8%
Patent litigation settlement	0.0%	4.1%	0.0%	-4.1%	4.1%

Total	100.3%	115.3%	33.4%	-15.0%	81.9%

Marketing, Sales, and Service
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
Marketing, sales, and services increased by $14.1 million for the year ended December 31, 2006, as compared to the same period in 2005. The majority of this increase is advertising expense recorded at MIVA Direct ($12.2 million). Also contributing to this increase is stock option expenses ($1.3 million), marginally higher personnel expenses ($0.5 million), miscellaneous advertising expenses ($0.3 million), and increased seminar and conference costs ($0.1 million). Offsetting these increases, on a year-to-date basis, is travel and travel related expenses which decreased from $1.1 million in 2005 to $0.6 million in 2006.
Marketing, sales, and services increased by $17.0 million for the year ended December 31, 2005, compared to the same period in 2004. The majority of this increase is directly attributed to the inclusion of results from companies acquired throughout 2004. Specifically, $9.7 million of this variance was the result of increased spending for the consumer toolbar downloads at MIVA Direct that led directly to increased levels of revenue. In addition, during the second quarter of 2005, we invested approximately $1.4 million in a marketing effort in connection with re-branding our company to MIVA, Inc. The marketing campaign served to communicate the name change, as well as re-position the company with advertisers and Internet users, and raise awareness of our products and services. The remaining increase of $6.0 million is primarily attributable to increased personnel costs.
General and Administrative
General and administrative expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for administrative personnel; insurance; depreciation of property and equipment not related to search serving or product development activities; expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, supporting litigation, and evaluating and pursuing new opportunities.

General and administrative expenses increased by $3.7 million in the year ended December 31, 2006, compared to the same period in the previous year. Increases in employee severance expense ($3.1 million) and stock compensation expense ($3.7 million) contributed to the increase. Additionally, increases existed in consulting and outside services expense ($3.2 million), as a result of increased costs associated with Sarbanes-Oxley compliance ($1.0 million), and in travel and travel related expenses ($0.6 million). Offsetting these increases was a significant reduction in our legal expense of approximately $4.8 million, due primarily to a reduction in litigation expenses in 2006. Also, one-time items occurred in the first and third quarters, respectively, as we recorded a one-time positive variances related to our lease modification and lease extension agreement for New York office space ($0.9 million–first quarter) and a one-time expense recapture of expense related to the final settlement of our Espotting acquisition ($0.8 million–third quarter).
General and administrative expenses increased $13.4 million in the year ended December 31, 2005, compared to the same period in the previous year. Primarily all individual categories were impacted as our 2004 acquisitions were included for only part of the previous year (approximately $5.3 million in incremental expense from 2004 to 2005). Additionally, legal fees increased $2.0 million from $4.8 million in 2004 to $6.8 million in 2005 attributed to the patent litigation instituted by Yahoo!, and we were named as a defendant in several new litigation matters, such as, Lane’s Gifts and Cisneros litigations discussed elsewhere in this Form 10-K. Our audit fees and fees related to Sarbanes-Oxley compliance further contributed to the increase in general and administrative expenses versus the prior period, increasing by $1.5 million from $1.4 million in 2004 to $2.9 million in 2005. Additional increases occurred in severance expense and related personnel costs ($7.1 million) including executive severance specific to certain members of management who resigned during the year, rent expense ($1.7 million) resulting from leases on new facilities in Europe as well as expansion of existing facilities in the U.S, and share based compensation ($1.0 million) related to restricted stock units issued during the fourth quarter of 2005. General and administrative expenses as a percent of revenue increased in 2005 as compared to 2004 as well. This increase was primarily the result of increased costs related to the acquisitions completed in 2004, increased litigation expense, and increased audit and Sarbanes-Oxley compliance costs, which collectively increased more than revenue.
Product development
Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services, and depreciation for related equipment used in product development.
Product development costs decreased $1.2 million for the year ended December 31, 2006, as compared to the same period in the previous year. Decreases are reflected in the following categories: salary and salary related expenses ($2.3 million); rent and office related expense ($0.3 million) and telecom expense ($0.2 million). These decreases are offset by increases in stock option expense ($0.7 million), technology related expenses ($0.8 million), and consulting and outside services ($0.1 million). Throughout 2006, the Company was active in streamlining costs associated with redundant processes and procedures within the Product Development department.
Product development costs increased $5.1 million for the year ended December 31, 2005, compared to the same period in the previous year. Of the $5.1 million increase, $3.9 million is a direct result of incorporating the results from the 2004 acquisitions from a partial year to a full year. The remaining increase is attributable to increased personnel costs and personnel expenses.
Impairment loss
We review goodwill for impairment annually and whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FASB 142”). The provisions of FASB 142 require that a two-step impairment test be performed on goodwill. In the first step, a comparison of the fair value of the reporting unit to its carrying value is performed. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is considered not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, we record an impairment loss equal to the difference. Determining the fair value of the reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Future results will differ from those estimates and the differences may be material.
We have experienced four separate impairment events in four prior fiscal periods as follows:
In the fourth quarter of 2004, operating performance and resulting cash flow from operations did not meet expectations at MIVA Small Business. Based on these trends, the earnings forecast for the division was revised. As part of our annual assessment of goodwill and indefinite-lived intangible assets under the provisions of FASB 142, we determined that impairment existed. A step two analysis was completed as prescribed by FASB 142, resulting in our recognition of an impairment loss on goodwill of $1.1 million. This amount was included in operating expenses in 2004.
In the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the carrying value of our equity. As a result of this and other indicators, our earnings forecasts were updated for each of our divisions to reflect events that occurred during that quarter, including our decision to remove traffic that did not meet our distribution guidelines and other considerations with respect to our current business environment that changed our expected business prospects. As a result of the existence of these indicators, we performed an impairment test to determine if the carrying value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of FASB 142 and we determined impairment existed. However, as of the filing date of our second quarter 10-Q, the second step of this impairment analysis had not been finalized. Therefore, we recorded the best estimate of the impairment at the time of $118.9 million. The final measurement of the impairment was completed in the third quarter of 2005, resulting in no change from the original estimate.
In the third quarter of 2005, we updated our future cash flow projections, which indicated a goodwill impairment. Projections for our reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce its projections significantly, primarily as the result of new products that were not released as scheduled, as well as, reduced sales of our MIVA Merchant software. These factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under FASB 144 was undertaken as of September 30, 2005 resulting in an impairment charge of $2.5 million for MIVA Small Business, recorded in “Impairment of goodwill and other assets” in our consolidated statements of operations for 2005. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements. Also as a result of the above factors, an additional goodwill impairment assessment was made and a goodwill impairment charge of $1.8 million was recorded in the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no remaining goodwill, finite lived, or long-lived intangible assets.
In the second quarter of 2006, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media European division, acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, June 2006. We anticipate further challenges in the European marketplace in future periods. As a result, we performed an impairment test to determine if the long-lived assets and other amortizable intangible assets were impaired under the provisions of FASB 144, and whether goodwill was impaired under the provisions of FASB 142, and it was determined that an impairment existed. As provided under the provisions of those Statements, we recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of other intangible assets by $12.0 million and goodwill by $51.7 million to their fair values. For additional information on this impairment, refer to Footnote C of our Notes to Consolidated Financial Statements.
We will continue to assess the impairment of long-lived assets in accordance with FASB 144, and goodwill and other finite lived intangible assets in accordance with FASB 142 in future periods.
Amortization
Amortization expense in 2006 decreased to $7.4 million from $8.1 million that was recorded in the same period in 2005. This decrease is attributed to a reduction in our intangible asset base eligible for amortization and partially as a result of the analysis performed in conjunction with FASB 144 as discussed above. Amortization expense in 2005 increased to $8.1 from $5.7 million recorded in 2004. This increase is primarily attributed to including acquisition and merger assets into a full year of operating results.
Patent Litigation Settlement
In the second quarter of 2005, we recorded an operating expense of $8.0 million related to the settlement of our patent litigation with Yahoo! In all periods going forward, there will be an increase in cost of services related to the non-exclusive patent license royalty we agreed to pay as part of this litigation settlement.
Interest Income, Net
Interest income, net, consists primarily of earnings on our cash, cash equivalents, and short-term investments, net of interest expense. Net interest income was $0.8 million for the year ended December 31, 2006, and $0.5 million and $0.5 million for the years ended 2005 and 2004, respectively.
Income Taxes
For the years ended December 31, 2006, 2005, and 2004, we recorded the following tax provisions (benefits) (in thousands except percentages):

	2006	2005	2004
Provision (benefit) for taxes	$(803)	$(556)	$10,690
Income before provision for income taxes	$(88,429)	$(130,723)	$27,718
Effective tax rates	NM	NM	38.6%

NM — not meaningful
The primary reasons for the unusual relationship of income taxes to pretax losses in 2006 and 2005 are the non-deductibility of the goodwill and other indefinite lived asset portions of the impairment charges, the tax benefits related to our ability to carry back current losses to prior years, our inability to recognize the tax benefits of losses carried forward to future years, and the geographic distribution of profits and losses in the applicable tax jurisdictions. The tax provision recorded in 2004 represents our approximate statutory tax rate.
Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits or liabilities are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that some portion of these deferred tax assets will not be realized once consideration is given to both the positive and negative evidence as set forth in FASB Statement No. 109 Accounting for Income Taxes. Included in this evaluation are estimates of our future taxable results by taxable jurisdiction and evaluation of our tax-planning strategies.

At December 31, 2006, we have recorded $22.8 million in deferred tax assets, offset by valuation allowances of $18.3 million, and deferred tax liabilities of $4.5 million. These valuation allowances were established to reduce our net deferred tax assets primarily resulting from our merger with MIVA Media Europe and acquisitions of US subsidiaries in 2004 and were based on MIVA Media Europe’s history of cumulative losses and our recent loss history in the United States. Therefore, utilization of these acquired net operating losses will be reflected as an adjustment to goodwill and not treated as a benefit within our reported results of operations.
Included in deferred tax assets at December 31, 2006, is $21.2 million related to the tax benefits of net operating loss (NOL) carry-forwards, including $30.2 million in the United States of which $24.5 million in losses is restricted to annual usage of $3.5 million pursuant to Section 382 of the Internal Revenue Code; any amounts not used may be carried forward to the following year. The balance of the US NOL was generated as a result of current operations in 2005 and 2006, and is not limited in usage. Foreign NOLs aggregate $23.4 million. As of December 31, 2006, the tax benefits of all NOLs are fully offset by valuation allowances or deferred tax liabilities, with the exception of a $0.1 million NOL related to MIVA Media UK’s financing activity. Subsequent release of valuation allowances established at the time of acquisition will be recorded first as a reduction to goodwill and any remaining acquisition-related intangibles, then as a reduction in the income tax provision.
Historically, our income tax provisions have adequately reflected our actual income tax liabilities or benefits. However, unexpected or significant future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2006, a one–percentage point change in our income tax provision (benefit) as a percentage of loss before taxes would have resulted in an increase or decrease in the provision (benefit) of approximately $0.8 million.
Net Income (Loss)
As a result of the factors described above, for the year ended December 31, 2006 we generated a net loss of $87.6 million, or a loss of $2.79 per basic share. In 2005, we generated a net loss of $130.2 million, or a loss of $4.23 per basic share. In 2004, we generated net income of $17.0 million, or $0.60 per diluted share.
Weighted average common shares used in the earnings per share computation increased 0.6 million shares from 30.8 million shares for the year ended December 31, 2005 to 31.4 million for the year ended December 31, 2006. This modest increase is attributed to shares issued related to the vesting of restricted stock units, the exercise of stock options, and, to a lesser extent, the exercise of warrants.
Impact of Foreign Currency Translation
As a result of our merger with MIVA Media Europe in 2004, our international net revenues have been $67.5 million, $100.7 million, and $57.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the U.S. dollar strengthens against foreign currencies.
During 2006, the U.S. Dollar weakened against the British Pound and the Euro. Had the exchange rates used in the financial statements not changed from December 31, 2005, our net revenues for the year ended December 31, 2006, would have been approximately $4.0 million lower than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2005, cost of services and operating expenses for the year ended December 31, 2006, would have been $4.3 million lower than we reported.

During 2005, the U.S. Dollar strengthened against the British Pound and the Euro. Had the exchange rates used in the financial statements not changed from December 31, 2004, our net revenues for the year ended December 31, 2005, would have been approximately $6.5 million higher than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2004, cost of services and operating expenses, excluding non-cash impairment charges, for year ended December 31, 2005, would have been $5.5 million higher than we reported.
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
LIQUIDITY AND CAPITAL RESOURCES
On August 15, 2005, we entered into a Settlement and License Agreement (the “Agreement”) with Overture Services, Inc. (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services, “Yahoo!”). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361, and Yahoo! agreed to release all claims in the lawsuit. Under the terms of the Agreement, we agreed to make a one- time payment of $8.0 million to Yahoo!, and entered into a royalty bearing non-exclusive license to certain Yahoo! patents. The charge for the $8.0 million one-time payment was recorded during the second quarter and paid during the third quarter of 2005. The royalty is based on our use of certain patents, subject to certain minimum payments, and is paid quarterly.
On May 4, 2006, our Board of Directors approved a stock repurchase program that authorizes the Company to repurchase up to $10 million of our common stock. The timing and amount of shares that may be repurchased will be determined based on market conditions and other factors, and we expect to use existing cash to finance any transactions. During the year ended December 31, 2006 the Company acquired 314,900 shares under this stock repurchase program for approximately $0.9 million. Repurchases under the program may be made until May 3, 2007.
As of December 31, 2006, the Company had a total cash, cash equivalents, and short-term investment position of $29.6 million, which was comprised entirely of cash and cash equivalents. This represents an $8.8 million or 22.9% decrease from the total cash and investment position of $38.4 million at December 31, 2005, which also was comprised entirely of cash and cash equivalents.
As of December 31, 2005, the Company had $38.4 million in cash and cash equivalents. This represents a $15.8 million or 29% decrease from the total cash and investment position of $54.2 million at December 31, 2004, which was comprised of $29.2 million in cash and cash equivalents, and $25.0 million in short term investments, primarily auction rate securities.
Operating Activities
In 2006, we used cash from operations of $2.3 million, compared to the cash provided by operations in the two preceding periods of $1.7 million (2005) and $18.9 million (2004), respectively. A significant portion of this negative trend is related to a 10.6% decrease in our gross margins that occurred between 2006 ($83.4 million) and 2005 ($93.3 million). Further, this decline in gross margin is a result of the decreases in our average revenue per click as discussed in the above revenue section. Beginning in fiscal year 2004 continuing to 2005 and into, and throughout, 2006, we experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; the effects of increased competition; and the nexus between the five.
Net cash used by operating activities totaled $2.3 million during the year ended December 31, 2006. Year-to-date net loss of $87.6 million included a non-cash impairment charge of $63.7 million and non-cash depreciation and amortization charges of approximately $12.9 million. The loss also included $7.4 million non-cash equity based compensation charges, which are predominately related to our executive resignations and their related stock compensation expense, as well as the impact of adopting SFAS 123R during 2006. Also, a non-cash benefit of $0.8 million related to certain non-recurring European business tax reimbursements recorded in 2006. Our accounts receivable have decreased by $3.2 million, which is associated with our 11.3% decrease in revenue. Additionally, we have benefited from two significant IRS tax refunds (a total of $5.3 million), which were received during 2006, that related to tax years 2003 and 2004. A significant reduction ($6.4 million) of cash provided by operating activities is reflected by the change in accounts payable, accrued expense and other liabilities. This reduction is partially associated with our lower corporate legal fees in 2006 (Yahoo! litigation), decreased levels of affiliate payments (reduction in revenue), and an overall decrease in activity in 2006, as compared to 2005, due to concerted efforts to reduce cost levels to align with revenues.
Net cash provided by operating activities totaled $1.7 million during the year ended December 31, 2005 compared to cash provided of $18.9 million in 2004. A significant cash outflow in 2005 was the one-time payment ($8.0 million) made to Yahoo! under the litigation settlement as discussed previously. Deferred revenue decreased due to the fact that advertisers paid us less cash in advance of receiving click-throughs. The effect of these were offset by the effect of lower payments on accounts payable, accrued expenses and other liabilities of $0.5 million due to the timing of payments at the end of December 2005 as compared to December 2004. In addition, there was a reduction in accounts receivable ($2.3 million), in 2005, as the result of increased focus on collection efforts in the period.
Investing Activities
Net cash used in investing activities totaled approximately $9.5 million during the year ended December 31, 2006. The activity in the short-term investment account, net of gain or loss, resulted in a neutral position as short-term investments were liquidated into cash and cash equivalents as of December 31, 2006, similar to their liquidity status at December 31, 2005. Cash was used in investing activities to purchase capital assets associated with network expansion and to develop internally generated software for use in the business ($6.7 million). Additionally, cash was used to pay to the former owners of MIVA Direct under an earnout that was achieved in the fourth quarter of 2005 ($2.8 million).
Net cash provided by investing activities totaled approximately $10.1 million during 2005. The amount used in 2005 consisted primarily of capital expenditures for equipment, furniture, and fixtures ($7.7 million), and payments made on earn-outs and other acquisition related costs related to the acquisition of B&B, MIVA Direct, and MIVA Media Europe ($7.8 million). During the fourth quarter of 2005, we paid an additional $1.6 million related to these acquisitions. These amounts were offset by the net of cash from the sale of short-term investments offset by purchases of short-term investments ($25.0 million).
In 2004, net cash used in investing activities consisted primarily of capital expenditures ($7.5 million) and cash payments, net of cash acquired, made for the acquisitions of MIVA Small Business, MIVA Direct, and MIVA Media Europe ($20.3 million) offset by the net of proceeds from the sale of short-term investments, offset by purchases of short–term investments ($12.1 million).
Financing Activities
No material net cash was provided by or used in financing activities in 2006. We received proceeds from the exercise of stock options of $2.3 million. Offsetting these proceeds were payments of $1.4 million made pursuant to a perpetual software license agreement with FAST Search and Transfer and $0.9 million for the repurchase of Company stock.
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
Despite the negative operating performance recorded in 2006, we currently anticipate that our cash and cash equivalents as of December 31, 2006 will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 24 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. On May 6, 2004, we filed a registration statement on Form S-3 with respect to the possible future issuance of up to 6 million shares of our authorized but unissued common stock from time to time. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS
We have ongoing contractual cash payments to our distribution partners, which are funded by collections from our advertisers for the paid click-throughs (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through June 2007.

At December 31, 2006, we have the following contractual obligations regarding future minimum payments under non-cancelable operating leases, guaranteed distribution partner payments, royalty payments consisting of our contractual obligation with Yahoo! and short-term debt related to our software license. Additionally, on February 23, 2006, we entered into a Lease Modification and Extension Agreement, pursuant to which we reduced the amount of office space we were leasing in New York. In connection with this modification to the existing lease for the New York space, we also extended the term of such lease through January 31, 2016. Our monthly lease payments were reduced in connection with the reduction in space and the figures below include the future minimum lease payments.

	Payments Due by Period (in thousands)
		Due in	Due in	Due in	More than
	Total	2007	2008-2009	2010-2011	5 years
Operating Leases	$15,767	$2,738	$5,250	$4,601	$3,178
Guaranteed Distribution Partner Payments	621	621	—	—	—
Royalty Agreement	3,000	800	1,600	600	—
Software License Agreement	1,400	1,400	—	—	—

Total	$20,788	$5,559	$6,850	$5,201	$3,178

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Different results would be obtained if alternative assumptions or conditions are used and actual results will differ from these estimates and those differences may be material.
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
Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $1.3 million and $1.9 million as of December 31, 2006 and 2005, respectively. The following table illustrates the related bad debt expense as a percentage of revenues for 2006, 2005 and 2004 (in thousands, except percentages):

	2006	2005	2004
Revenues	$172,595	$194,616	$169,470
Bad debt expense (recovery)	$(187)	$(519)	$658
Bad debt expense as a percent of revenue	-0.1%	-0.3%	0.4%
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
Historically, our actual results have been consistent with these allowances. However, future changes in trends could result in a material impact to future consolidated statement of income and cash flows. Based on our results for the year ended December 31, 2006, a 25 point basis deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $0.4 million. The following demonstrates, for illustrative purposes only, the potential effect such a change would have upon our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except share data):

	-25 Basis		+25 Basis
	Points	2006	Points
Bad debt expense (recovery)	$(618)	$(187)	$244
Income (loss) from operations	(88,972)	(89,403)	(89,834)
Net income (loss)	(87,195)	(87,626)	(88,057)
Diluted earnings (loss) per share	$(2.77)	$(2.79)	$(2.80)
Income Taxes
Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized after considering the positive and negative evidence as set forth in FASB Statement No. 109 Accounting for Income Taxes. This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies. As of December 31, 2006, we have deferred tax assets of $22.8 million offset by valuation allowances of $18.3 million, and deferred tax liabilities of approximately $4.5 million.

At December 31, 2006, we had a United States net operating loss (NOL) carry-forward of $30.2 million, of which $24.5 million can currently be used at an annual rate of $3.5 million pursuant to Section 382. The balance of the US NOL was generated as a result of current operations in 2005 and 2006, and is not limited in usage. We also have foreign NOL carry-forwards of $23.4 million. As of December 31, 2006, the tax benefits of all NOLs are fully offset by valuation allowances, or deferred tax liabilities, with the exception of a $0.1 million NOL related to MIVA Media UK’s financing activity. Subsequent release of valuation allowances established at the time of acquisition will be recorded first as reductions to goodwill and any remaining acquisition-related intangibles, then to reductions in the income tax provision.
The following table illustrates the effective tax rates for 2006, 2005, and 2004 (in thousands, except percentages):

	2006	2005	2004
Provision (benefit) for taxes	$(803)	$(556)	$10,690
Income before provision for income taxes	$(88,429)	$(130,723)	$27,718
Effective tax rates	NM	NM	38.6%

NM — not meaningful
Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2006, a one–percentage change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $0.8 million.
Purchase Accounting
We have made estimates of the fair values of the assets and liabilities acquired as a part of our MIVA Small Business, MIVA Direct, B&B, and MIVA Media Europe transactions during 2004 based on either appraisals from third parties, certain internally generated information, or both. In addition, we have estimated the economic lives of certain of these assets. These lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different from the ones originally assigned, our amortization expense could vary. Our estimates of the economic useful lives of our definite-lived intangible assets range from 1 to 10 years, with a weighted average life of approximately five years.
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
We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on an annual basis or more frequently in certain circumstances, if necessary. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets, or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.
Goodwill, other indefinite lived intangible asset and other long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures, and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, and industry data. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.
As disclosed in Note C, Impairment of Goodwill and Other Intangibles, we recorded total goodwill and other intangible asset impairment charges of $63.7 million in the second quarter of 2006. In this total is $51.7 million of goodwill impairment charges and $12.0 million of long-lived intangible asset impairment in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset, respectively.
Additionally, we recorded total goodwill and other intangible asset impairment charges of $123.2 million in the second and third quarters of 2005. In this total is $120.2 million of goodwill impairment charges and $3.0 million in impaired other intangible assets.
As of December 31, 2006, there was approximately $13.8 million of goodwill remaining at MIVA Media Europe, $8.9 million at B&B, and $5.9 million at MIVA Direct. All of the goodwill at Miva Small Business has been written off.
Share-Based Compensation
We account for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Shared Based Payment. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.
In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. See Note E to the consolidated financial statements for a further discussion of share-based compensation.

Legal Contingencies
We are subject to lawsuits and other claims related to our business and operations. Periodically, we review the status of each significant matter and assess potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Because of uncertainties related to these matters, accruals are based on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and might revise our estimates. The lawsuits against us could result in material losses for us, both as a result of paying legal defense costs and any damages that may result if we are unsuccessful in our defense.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Risk
International revenues from our non-U.S. operations accounted for approximately 39% and 52% of total revenues during 2006 and 2005, respectively. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.
Our international operations are subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to international exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the international subsidiary. The effect of foreign exchange rate fluctuations on our consolidated financial position for the years ended December 31, 2006 and 2005 was a net translation gain of approximately $6.8 million and a loss of approximately $14.0 million, respectively. These gains and losses are recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of income. Had the exchange rates used in our financial statements not changed from the end of the previous years, our net revenues for the years ended December 31, 2006 and 2005 would have been approximately $4.0 million lower and $6.5 million higher, respectively. Additionally, our cost of services and operating expenses, excluding non-cash impairment charges, for the year ended December 31, 2006 and 2005, would have been $4.3 million lower and $5.5 million higher, respectively, than we reported for those years.
Interest Rate Risk
Our exposure to market rate risk for changes in interest rates has been primarily due to our short-term investment portfolio. We have a prescribed methodology whereby we invest excess cash in debt instruments of government agencies and high quality corporate issuers. Our portfolio is reviewed on a periodic basis and adjusted, as appropriate.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See index to Consolidated Financial Statements table of contents located on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Ernst & Young LLP (“E&Y”) served as the independent registered public accountants for MIVA, Inc. for the 2004 fiscal year and throughout the periods covered by our financial statements included in our quarterly report on Form 10-Q filed on May 10, 2005. E&Y resigned effective May 10, 2005. On July 11, 2005, our audit committee engaged BDO Seidman LLP as its independent registered public accountants beginning in fiscal year 2005.
The audit reports of E&Y on the financial statements of MIVA, Inc. for each of the two fiscal years ended December 31, 2004, and December 31, 2003, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
During the audit of the of the Company’s financial statements for the year ended December 31, 2004, and through the date of E&Y’s resignation, effective May 10, 2005, there were no disagreements as described under Item 304(a)(1)(iv) of Regulation S-K with E&Y on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to E&Y’s satisfaction, would have caused them to make reference to the subject matter in connection with any reports they may have rendered on the Company’s consolidated financial statements, within either of the past two fiscal years ended December 31, 2004 and December 31, 2003, and for the subsequent period through the date of E&Y’s resignation effective May 10, 2005, except as described below:
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
During the audit of the Company’s financial statements for the year ended December 31, 2004, and through the date of E&Y’s resignation effective May 10, 2005, there were no reportable events described under Item 304(a)(1)(v) of Regulation S-K, within either of the two fiscal years ended December 31, 2004, and December 31, 2003, and for the subsequent period through the date of E&Y’s resignation, effective May 10, 2005, except as described below:
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
Since the engagement of our current independent auditors on July 11, 2005, and through March 16, 2007, we have had no disagreements as described under these same SEC regulations. However, as described in Item 9A below, we have identified three material weaknesses in our internal control over financial reporting as of December 31, 2006.

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
ITEM 9A. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2006.
b) Management’s Annual Report on Internal Control Over Financial Reporting
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
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation and assessment led to the identification of material weaknesses in our internal control over financial reporting.
The identified material weaknesses in our internal control over financial reporting relate to the following matters, none of which resulted in an adjustment being recorded in our financial statements for the year ended December 31, 2006:
•	Insufficient controls over the completeness, accuracy, and existence of its Technical Equipment. Specifically, the controls over completeness, accuracy, and existence were not formally documented to assure the review and approval of technical equipment assets at the time of receipt. Additionally, the inventory of technical equipment assets placed in service prior years was not completely reconciled. This control deficiency could result in a misstatement of technical equipment assets that could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	Insufficient controls over the system administration responsibilities within the payroll. Specifically, the controls over access, authorization, and review were not adequately segregated as it related to the Company’s 3rd party payroll process. This control deficiency did not result in adjustments to the 2006 interim or annual consolidated financial statements. This control deficiency represents a weakness with respect to our anti-fraud programs and controls to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•	Insufficient controls over the system administration responsibilities within the Treasury functions. Specifically, the controls over access, authorization, and review were not adequately segregated as it related to the Company’s wire transfer, ACH process, Accounts Payable trade vendor files, and subsequent issuance of check payments. This control deficiency did not result in adjustments to the 2006 interim or annual consolidated financial statements. This control deficiency represents a weakness with respect to our anti-fraud programs and controls to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.
Because of the material weaknesses described above, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2006, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by the COSO.
Our independent registered public accounting firm, BDO Seidman LLP, has issued an attestation report on our assessment of our internal control over financial reporting and the effectiveness of our internal control over financial reporting. Their report appears on page F-3 of this Annual Report on Form 10-K.
c) Changes in Internal Control Over Financial Reporting
We have made certain changes to our internal control over financial reporting in connection with our fourth quarter evaluation that has materially affected our internal control over financial reporting. During the fourth quarter ended December 31, 2006 we have:
•	Hired additional qualified accounting and financial staff, including:
o	A Chief Financial Officer with more than 20 years of senior global strategic, financial, operational, and governance experience at Fortune 100 companies and high growth mid-sized companies in media, software, and technology.

o	A Senior Vice President of Accounting with 20 plus years of experience including experience as a Chief Financial Officer within the telecom industry;

o	A director of internal audit with ten plus years experience
•	Implemented a Global financial reporting system in our European Operations; North American implementation completed in February 2007.

•	Prepared documentation focused on improving procedures for the financial statement close process.

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference herein from MIVA, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference herein from MIVA, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference herein from MIVA, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference herein from MIVA, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference herein from MIVA, Inc.’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	The following financial statements are included in this report under Item 8:

Report of Independent Registered Public Accounting Firm – BDO Seidman LLP

Report of Independent Registered Certified Public Accountants – Ernst & Young LLP

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to the Consolidated Financial Statements.

(2)	Exhibits: Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable as is shown in the accompanying Financial Statements or notes thereto).

Schedule II – Valuation and Qualifying Accounts

Exhibits

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description
2.1	a	Certificate of Ownership and Merger, Merging MIVA Renaming Corp. into Findwhat.com, Inc.

3.1	b	Amended and Restated Certificate of Incorporation of FindWhat.com, Inc.

3.2	b	Amended and Restated By-laws of FindWhat.com, Inc.

10.1	+	Executive Employment Agreement between MIVA, Inc. and Lowell Robinson.

10.2	+	Executive Employment Agreement between MIVA, Inc. and John Pisaris.

10.3	+	2007 Long Term Incentive Compensation Program.

10.4	*	Google Services Agreement and Order Form.

10.5	c	Lease agreement by and between MIVA (UK) Limited and Commercial Union Life Assurance dated April 15, 2005.

10.6	d*	Settlement and License Agreement with Overture Services, Inc. and Yahoo! Inc.

10.7	d+	Executive Employment Agreement between MIVA, Inc. and Peter Corrao.

10.8	d+	Executive Service Agreement between MIVA (UK) Limited and Adam Poulter.

10.9	e+	Form of MIVA, Inc. Restricted Stock Unit Agreement.

10.10	f+	Service Based RSU Agreement for 2006 Stock Award and Incentive Plan.

10.11	f+	Performance Based RSU Agreement for 2006 Stock Award and Incentive Plan.

10.12	g+	MIVA, Inc. 2006 Stock Award and Incentive Plan.

10.13	h+	Amended and Restated Employment Agreement between MIVA, Inc. and Sebastian Bishop.

10.14	h+	Amendment No. 1 to Executive Service Agreement between MIVA, Inc. and Adam Poulter.

10.15	p+	Executive Employment Agreement between MIVA, Inc. and William Seippel.

10.16	h+	Amendment No. 1 to Executive Employment Agreement between MIVA, Inc. and William Seippel.

10.17	h+	Amended and Restated Employment Agreement between MIVA, Inc. and Anthony Garcia.

10.18	i
Lease dated February 29, 2000 by and between MIVA Direct, Inc. (formerly Comet Systems, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, a religious corporation in the State of New York, including the previous amendment dated August 8, 2000.

10.19	i	Lease Modification and Extension Agreement by and between MIVA Direct, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, dated February 23, 2006.

10.20	j	Colonial Bank Plaza Office Building Lease, dated January 31, 2002, as amended.

10.21	k+	Resignation Agreement dated as of April 6, 2006, by and between MIVA, Inc. and Craig Pisaris-Henderson.

10.22	k+	Resignation Agreement dated as of April 6, 2006, by and between MIVA, Inc. and Phillip Thune.

10.23	l+	MIVA, Inc. Policy for Compensation For Independent Members of the Board of Directors, dated June 14, 2006.

10.24	l+	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.25	l+	Form of Restricted Stock Unit Agreement for the Chairman of the Board and Lead Independent Director.

10.26	m+	Executive Employment Agreement between MIVA, Inc. and Subhransu “Brian” Mukherjee.

10.27	o	Fast Data Search 360 Perpetual License Agreement, dated December 29, 2004.

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description
14.1	n	Code of Ethics

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm — BDO Seidman LLP.

23.2		Consent of Independent Registered Certified Public Accountants Ernst & Young LLP.

24.1		Powers of Attorney

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Footnote References:

a.	Incorporated by reference to the exhibit previously filed on June 16, 2005 with MIVA’s Form 8-K/A.

b.	Incorporated by reference to the exhibit previously filed on September 3, 2004 with MIVA’s Form 8-K.

c.	Incorporated by reference to the exhibit previously filed on April 20, 2005 with MIVA’s Form 8-K.

d.	Incorporated by reference to the exhibit previously filed on November 9, 2005 with MIVA’s Form 10-Q.

e.	Incorporated by reference to the exhibit previously filed on October 21, 2005 with MIVA’s Form 8-K.

f.	Incorporated by reference to the exhibit previously filed on November 13, 2006 with MIVA’s Form 10Q/A.

g.	Incorporated by reference to the exhibit previously filed on August 22, 2006 with MIVA’s Form 8-K.

h.	Incorporated by reference to the exhibit previously filed on March 16, 2006 with MIVA’s Form 10-K.

i.	Incorporated by reference to the exhibit previously filed on March 1, 2006 with MIVA’s Form 8-K.

j	Incorporated by reference to the exhibit previously filed on November 6, 2002 with MIVA’s Form 10-QSB.

k	Incorporated by reference to the exhibit previously filed on April 7, 2006 with MIVA’s Form 8-K.

l.	Incorporated by reference to the exhibit previously filed on June 20, 2006 with MIVA’s Form 8-K.

m.	Incorporated by reference to the exhibit previously filed on July 14, 2006 with MIVA’s Form 8-K.

n.	Incorporated by reference to the exhibit previously filed on March 5, 2004 with MIVA’s Form 10-K.

o.	Incorporated by reference to the exhibit previously filed on March 16, 2005 with MIVA’s Form 10-K.

p.	Incorporated by reference to the exhibit previously filed on August 15, 2005 with MIVA’s Form 10-Q.

+	Management compensatory contract or plan.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIVA, INC.
Date: March 16, 2007	By:	/s/ Peter A. Corrao
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March 2007.

Signature	Title

/s/ Peter A. Corrao Peter A. Corrao	Chief Executive Officer and Director (principal executive officer)
* /s/ Sebastian Bishop Sebastian Bishop	President and Director
* /s/ Lowell W. Robinson Lowell W. Robinson	Chief Financial Officer (principal financial officer)
* /s/ Michael A. Cutler Michael A. Cutler	Principal Accounting Officer
*/s/ Lawrence Weber Lawrence Weber	Chairman of the Board of Directors
*/s/ Gerald W. Hepp Gerald W. Hepp	Director
*/s/ Joseph P. Durrett Joseph P. Durrett	Director
*/s/ Adele Goldberg Adele Goldberg	Director
*/s/ Mark W. Opzoomer Mark W. Opzoomer	Director
*/s/ Lee S. Simonson Lee S. Simonson	Director

*By:	/s/ Peter A. Corrao	, Attorney-in-Fact

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MIVA, Inc.
Fort Myers, Florida
We have audited the accompanying consolidated balance sheets of MIVA, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MIVA, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
As discussed in Note E to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Standards No. 123 (R), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MIVA Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/ BDO Seidman, LLP
Miami, Florida
March 15, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MIVA, Inc.
Fort Myers, Florida
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A, that MIVA, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31,

2006, the following material weaknesses have been identified and included in management’s assessment:
Technical Equipment
The Company had insufficient controls over the existence, completeness and accuracy of its acquired technical equipment assets and corresponding records. Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, there is a more than remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.
Treasury Process
The Company had insufficient controls over the assignment of duties, responsibilities and capabilities within the Treasury process regarding the disbursement of cash through the Wire Transfer, ACH, Accounts Payable and Paypal payment facilities. Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, there is a more than remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.
Payroll Process
The Company had insufficient controls over the assignment of duties, responsibilities and capabilities within the Payroll process regarding payroll system administration rights, payroll processing responsibilities, general ledger posting capabilities, and cash disbursement capabilities. Although this material weakness did not result in an adjustment to the quarterly or annual financial statements, there is a more than remote likelihood that a material misstatement of the annual or interim financial statements would not have been prevented or detected.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 15, 2007 on those financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO Criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO Criteria.
We do not express or take any other form of assurance on management’s statements referring to any corrective actions taken.
/s/ BDO Seidman, LLP
Miami, Florida
March 15, 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS
The Board of Directors and Stockholders
MIVA, Inc. (formerly FindWhat.com, Inc.)
We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of MIVA, Inc. (formerly FindWhat.com, Inc.) for the year ended December 31, 2004. Our audit also included the financial statement schedule for the year ended December 31, 2004 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of MIVA, Inc. (formerly FindWhat.com, Inc.) for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/  Ernst & Young LLP
Tampa, Florida
March 16, 2005

MIVA, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,588	$38,436
Accounts receivable, less allowance for doubtful accounts of $1,299 and $1,904 at December 31, 2006 and 2005, respectively	20,654	22,387
Deferred tax assets	60	1,140
Income tax receivable	1,471	7,105
Prepaid expenses and other current assets	1,634	1,263

Total current assets	53,407	70,331

PROPERTY AND EQUIPMENT, NET	15,446	17,019
INTANGIBLE ASSETS
Goodwill	28,566	75,659
Vendor agreements, net	1,704	13,871
Other intangible assets, net	6,098	9,300
DEFERRED TAX ASSETS, NET	—	3,553
OTHER ASSETS	1,081	1,059

Total assets	$106,302	$190,792

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$14,829	$14,088
Accrued expenses	15,599	19,223
Deferred revenue	3,210	3,469
Current portion of long-term debt	1,360	1,240
Other current liabilities	—	831

Total current liabilities	34,998	38,851

DEFERRED TAX LIABILITIES	—	3,636
LONG-TERM DEBT	—	1,360
OTHER LONG-TERM LIABILITIES	395	432

Total liabilities	35,393	44,279

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 32,805 and 31,099, respectively; outstanding 31,512 and 31,001, respectively	33	31
Additional paid-in capital	259,353	250,465
Treasury stock; 1,293 and 98 shares at cost, respectively	(4,744)	(1,093)
Accumulated other comprehensive income (loss)	5,548	(1,235)
Deficit	(189,281)	(101,655)

Total stockholders’ equity	70,909	146,513

Total liabilities and stockholders’ equity	$106,302	$190,792

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
Revenues	$172,595	$194,616	$169,470
Cost of services	89,165	101,306	86,086

Gross profit	83,430	93,310	83,384

Operating expenses
Marketing, sales, and service	50,141	36,025	18,962
General and administrative	42,220	38,483	25,145
Product development	9,409	10,595	5,548
Impairment loss on goodwill and other assets	63,680	123,188	1,140
Amortization	7,383	8,081	5,686
Patent litigation settlement	—	8,000	—

Total operating expenses	172,833	224,372	56,481

Income (loss) from operations	(89,403)	(131,062)	26,903
Interest income, net	823	458	476
Exchange rate gain (loss)	151	(119)	339

Income (loss) before provision for income taxes	(88,429)	(130,723)	27,718

Income tax expense (benefit)	(803)	(556)	10,690

Net income (loss)	$(87,626)	$(130,167)	$17,028

Net income (loss) per share
Basic	$(2.79)	$(4.23)	$0.65

Diluted	$(2.79)	$(4.23)	$0.60

Weighted-average number of common shares outstanding
Basic	31,433	30,782	26,318

Diluted	31,433	30,782	28,518

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Common stock
Balance, beginning of year	$31	$31	$21
Common stock issued related to stock option and warrant exercises	2	—	1
Issuance of common stock in connection with business acquisitions	—	—	9

Balance, end of year	$33	$31	$31

Additional paid-in-capital
Balance, beginning of year	$250,465	$247,132	$52,884
Common stock issued related to stock option and warrant exercises	1,481	1,900	3,309
Common stock issued related to tax benefit of exercise of stock options	—	284	4,005
Compensation charge related to restricted stock unit issuance and non-employee options	7,407	1,149	—
Issuance of common stock in connection with business acquisitions	—	—	186,934

Balance, end of year	$259,353	$250,465	$247,132

Treasury stock
Balance, beginning of year	$(1,093)	$(804)	$(82)
Treasury stock purchased	(887)	—	—
Treasury stock received from escrow settlement	(813)	—	—
Treasury stock received to satisfy accrued liabilities	(1,951)	(289)	(722)

Balance, end of year	$(4,744)	$(1,093)	$(804)

Retained earnings (deficit)
Balance, beginning of year	$(101,655)	$28,512	$11,484
Net income (loss)	(87,626)	(130,167)	17,028

Balance, end of year	$(189,281)	$(101,655)	$28,512

Accumulated other comprehensive income (loss)
Balance, beginning of year	$(1,235)	$12,808	$—
Foreign currency translation adjustment	6,783	(14,043)	12,808

Balance, end of year	$5,548	$(1,235)	$12,808

Stockholders’ Equity	$70,909	$146,513	$287,679

Comprehensive income (loss)
Net income (loss)	$(87,626)	$(130,167)	$17,028
Other comprehensive income (loss)
Foreign currency translation adjustment	6,783	(14,043)	12,808

Comprehensive income (loss)	$(80,843)	$(144,210)	$29,836

	Number of Shares
Common stock
Balance, beginning of year	31,099	30,502	21,428
Issuance of common stock in connection with business acquisitions	—	—	8,001
Common stock issued related to stock option warrant & restricted stock unit exercises	1,706	597	1,073

Balance, end of year	32,805	31,099	30,502

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$(87,626)	$(130,167)	$17,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Provision for (recoveries of) doubtful accounts	(187)	(519)	658
Depreciation and amortization	12,855	13,383	9,094
European business tax reimbursements	(784)	—	—
Impairment loss on goodwill and other assets	63,680	123,188	1,140
Equity based compensation	7,407	1,149	—
Tax benefit of stock option exercises	—	284	4,005
Deferred income tax expense	757	(591)	1,944
Loss (gain) on sale of assets	12	(387)	24
Changes in operating assets and liabilities
Accounts receivable	3,200	2,306	(4,328)
Prepaid expenses and other current assets	(292)	231	2,557
Income taxes receivable	5,492	(5,567)	(856)
Other assets	71	(131)	(514)
Deferred revenue	(468)	(1,964)	1,080
Accounts payable, accrued expenses and other liabilities	(6,430)	464	(12,903)

Net Cash Provided by (used in) Operating Activities	(2,313)	1,679	18,929

Cash Flows from Investing Activities
Note receivable	—	—	2,054
Proceeds from the sale of assets	3	582	—
Purchase of short-term investments	(97,745)	(51,051)	(75,843)
Proceeds from sale of short-term investments	97,745	76,055	87,952
Purchase of businesses, net of cash acquired	(2,795)	(7,827)	(20,343)
Purchase of capital items including internally developed software	(6,742)	(7,653)	(7,546)

Net Cash Provided by (used in) Investing Activities	(9,534)	10,106	(13,726)

Cash Flows from Financing Activities

Payments made on capital leases and notes payable	—	(413)	(2,110)
Payments made on software license obligation	(1,400)	(3,500)	—
Purchases of treasury stock	(887)	—	—
Proceeds received from exercise of stock options and warrants	2,354	1,900	3,310

Net Cash Provided by (used in) Financing Activities	67	(2,013)	1,200

Effect of Foreign Currency Exchange Rates	2,932	(556)	720

(Decrease) / Increase in Cash and Cash Equivalents	(8,848)	9,216	7,123

Cash and Cash Equivalents, Beginning of Year	38,436	29,220	22,097

Cash and Cash Equivalents, End of Year	$29,588	$38,436	$29,220

Supplemental Disclosures of Cash Flow Information:
Interest paid	$304	$92	$82

Income taxes paid	$2,049	$485	$3,950

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy tax withholding liabilities	$(1,951)	$(289)	$(722)

Debt incurred for purchase of software license	$—	$—	$5,979

Common stock issued for business acquisitions and mergers	$—	$—	$186,943

Liabilities incurred for business acquisitions	$—	$1,667	$1,128

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — NATURE OF BUSINESS
MIVA is a leading online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of MIVA-owned consumer entertainment properties. Our highly-trafficked consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
We derive our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our MIVA-owned consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when a person clicks on an ad.
We offer a range of products and services through three divisions — MIVA Media, MIVA Direct and MIVA Small Business.
MIVA Media
MIVA Media is a leading auction based Pay-per-click Advertising and Publishing network that operates across North America and Europe. MIVA connects millions of buyers and sellers online by displaying relevant and timely text ads in response to consumer search or browsing activity on select Internet properties. Such interactions between online buyers and sellers result in highly targeted, cost-effective leads for MIVA’s Advertisers and a source of recurring revenue for MIVA’s Publisher partners.
MIVA Direct
MIVA Direct operates a growing portfolio of MIVA-owned consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, customized cursors and screensavers. Our highly-trafficked consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
MIVA Small Business
MIVA Small Business provides a suite of integrated e-commerce solutions for small businesses, based on the MIVA Merchant platform. MIVA Merchant includes a complete web storefront application that allows marketers to rapidly develop and launch their online stores and also provides access to payment processing, logistics, and professional services. The MIVA Media platform is integrated into MIVA Merchant for directly connecting the e-commerce offering with the ad network.

On June 13, 2005, we brought together each of these offerings under one global brand name – MIVA – with one business strategy and vision. In order to accomplish the re-branding, we amended our Amended and Restated Certificate of Incorporation on June 13, 2005, pursuant to a merger with a wholly-owned subsidiary in accordance with Section 253 of the Delaware General Corporation Law pursuant to which our name was changed from FindWhat.com, Inc. to MIVA, Inc.
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These consolidated financial statements include the accounts and operations of MIVA, Inc. and its direct wholly-owned domestic and international operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments, and assumptions that affect the reported amount of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, the useful lives of long-lived assets including property and equipment, investment fair values, goodwill, and other intangible assets, income taxes, and contingencies. In addition, the Company uses assumptions when employing the Black-Scholes option valuation model to estimate the fair value of stock options granted. The Company bases its estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, when these carrying values are not readily available from other sources. Actual results may differ from these estimates.
Revenue Recognition
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

Cost of Services
The Company’s cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other directly related expenses associated with the production and usage of MIVA Media that includes our third party patent license royalty payments.
Cash and Cash Equivalents and Short-term Investments
The Company’s cash and cash equivalents consist of highly liquid investments with original maturity of three months or less. We did not maintain a balance in short-term investments as of December 31, 2006, or December 31, 2005.
Allowance for Doubtful Accounts
The Company records its allowance for doubtful accounts based on its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.
Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. As of December 31, 2006, substantially all of our cash and cash equivalents were managed by a number of financial institutions. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Europe. As of December 31, 2006, one customer accounted for approximately 27% of the accounts receivable balance. This same customer, as of December 31, 2005, accounted for 21% of the accounts receivable balance.
Capitalized Software
Product development costs for internal use software are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful life of two to five years using the straight line method. During 2006, 2005, and 2004, the amortization of capitalized costs totaled approximately $3.0 million, $1.3 million, and $0.1 million, respectively.
Product development costs for software to be sold to third parties are expensed as incurred or capitalized in accordance with FASB Statement No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, which requires capitalization of software development costs incurred subsequent to establishment of technological feasibility and prior to the availability for general release to customers. During the years ended December 31, 2006, 2005, and 2004, we did not capitalize any development costs.

Fair Value of Financial Instruments
At December 31, 2006, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, note payable, and long-term debt.
The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.
Advertising Costs
Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred approximately $28.3 million, $15.9 million, and $3.4 million in advertising expense during 2006, 2005, and 2004, respectively. The majority of this was spent by MIVA Direct to promote its desktop consumer software product in 2006 and 2005. Additionally, in 2005 we invested approximately $1.4 million in a marketing effort in connection with re-branding our company to MIVA, Inc.
Income Taxes
Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.
Property and Equipment
Equipment and furniture are stated at cost except in the case of items acquired as a part of business acquisitions, which are recorded at fair value on the date of acquisition. Equipment and furniture are depreciated using the straight-line method over the estimated useful lives for the respective assets, which range from two to five years. Depreciation expense consists of depreciation of computer equipment and furniture. Improvements to leased premises are capitalized and amortized over the shorter of the related lease term or the useful lives of the improvements, which periods range from three to ten years.
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

We perform indefinite-lived impairment tests on an annual basis as of October 1st or more frequently in certain circumstances. We evaluate the recoverability of long-lived assets, including property, plant, and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, on an annual basis, we review the useful lives of these assets to ensure they remain appropriate. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, an increase in competition or loss of affiliates, and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.
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
During 2004, we acquired a number of businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. We are continually planning new initiatives for these businesses; however, there can be no assurances about the revenue and other cash flows we may realize from these initiatives. As a result, additional impairment losses, such as the ones recorded during each of the previous three years, may occur. Should future operating results fall short of current projections, further impairments to goodwill and other intangible assets could be recognized.
Foreign Currency Translation
MIVA Media Europe operates in several European countries and uses the local currency of these international subsidiaries as the functional currency. The financial statements of these subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in other comprehensive income (loss) as a component of stockholders’ equity.

Operating Leases
The Company leases office space and data centers under operating lease agreements with original lease periods up to 11 years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 is effective for fiscal years beginning after December 15, 2006 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management is in the process of evaluating and quantifying its tax positions to determine if any might be deemed “uncertain” as defined in FIN 48, and does not currently anticipate any material transition adjustments. Management is also awaiting further guidance from the FASB with regard to application of FIN 48 which is expected to be forthcoming in the first or second quarter of 2007.
In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. Although the Company will continue to evaluate the application of SAB 108, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.
In September 2006, the FASB issued statement No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.

In September 2006, the FASB issued statement No.158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the over- or under-funded status of defined benefit plans and other postretirement plans in the statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. In addition, SFAS 158 requires employers to measure the funded status of plans as of the date of the year-end statement of financial position. The recognition and disclosure provisions of SFAS 158 are effective for fiscal years ending after December 15, 2006 while the requirement to measure plan assets and benefit obligations as of a company’s year-end date is effective for fiscal years ending after December 15, 2008. The Company has evaluated the impact of the adoption of SFAS 158, and does not believe the impact will be significant to the Company’s overall results of operations or financial position since the Company does not enter into such transactions.
In February 2007, the FASB issued statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 provides reporting entities an option to report selected financial assets, including investment securities designated as available for sale, and liabilities, including most insurance contracts, at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users’ understanding of a reporting entity’s choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS 159 is effective as of the beginning of a reporting entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS 159 would be applied, which has yet to be determined, as is any decision concerning the early adoption of the standard.
NOTE C — IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES
In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are tested for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing this assessment, we compare the carrying value of our reporting units to their fair value. Quoted market prices in active stock markets are often the best evidence of fair value; therefore a significant decrease in our stock price could indicate that an impairment of goodwill exists. We have experienced significant impairment losses in 2005 and 2006, each occurred during the second quarter, and a smaller impairment loss in the third quarter of 2005.
During the second quarter of 2005, our stock price declined significantly, resulting in our market capitalization falling below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of SFAS 142, and it was determined that an impairment existed. During the second quarter of 2005, we recorded a non-cash impairment charge of $118.9 million to reduce our carrying value of goodwill and other indefinite-lived intangible assets to their implied fair value.
In the third quarter of 2005, we updated our cash flow projections related to our future cash flows, which resulted in an additional indicator of impairment. Projections for our reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce its projections significantly, primarily as the result of new products that were not released as scheduled, as well as, reduced sales of our MIVA Merchant software. These factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under FASB 144 was undertaken as of September 30, 2005, resulting in an impairment charge of $2.5 million for MIVA Small Business and was recorded in “Impairment of goodwill and other assets” in our consolidated statements of operations for 2005. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements that were written down to their fair value. Also as a result of the above factors, an additional goodwill impairment assessment was made and a goodwill impairment charge of $1.8 million was recorded in the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business has no remaining goodwill, finite lived, or long-lived intangible assets.
In the second quarter of 2006, our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects. Our MIVA Media Europe division’s forecast was negatively affected by reduced traffic generated by our distribution partners, slower than anticipated deployment of new services, legal issues impacting one of our partners, and other factors. In addition, during the second quarter of 2006, our stock price declined significantly after updated second quarter revenue guidance reflecting the above factors was released publicly. This resulted in our market capitalization falling below the amount of our recorded equity. As a result of these indicators, we performed impairment tests to determine if MIVA Media Europe’s long-lived assets and other amortizable intangible assets were impaired under the provisions of FASB 144, and whether goodwill was impaired under the provisions of FASB 142 and it was determined that an impairment existed.
The fair value estimate used in the initial goodwill impairment test was based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill was impaired. We then performed, with the assistance of an independent third-party appraiser, an impairment test of long-lived assets including indefinite lived intangible assets, and the second step of the impairment analysis. As a result we recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of other definite lived intangible assets and goodwill to their fair value. As part of the two step analysis required, the implied fair value of goodwill and other intangible assets was determined through the allocation of the fair value to the underlying assets and liabilities, and a non-cash impairment charge of $51.7 million was recorded to adjust the carrying value of goodwill, after adjusting the carrying value of other definite lived intangible assets by $12.0 million to their fair value. After this impairment charge, MIVA Media Europe had a goodwill carrying value of approximately $14.0 million, and no remaining recorded value of other intangible assets.

As of October 1, 2006, our annual impairment cycle review date, we have performed the necessary analysis and determined there is no additional impairment. As part of this process we determine the fair values of each of the reporting units under the provisions of SFAS 142 with the assistance of an independent third-party appraiser using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets served, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows. We performed these steps for the remaining three reporting units with recorded goodwill and indefinite lived intangible assets. The remaining goodwill and indefinite lived intangible assets recorded at our MIVA European division is approximately $13.8 million, whereas the domestic goodwill and indefinite life intangible assets amounts to approximately $15.9 million.
We will continue to evaluate our remaining other long lived assets, goodwill, and indefinite lived intangible assets for indicators of impairment and, if at anytime, indicators of impairment are present an impairment assessment will be performed in accordance with the provisions of SFAS 144 and SFAS 142. Should our business prospects change, and our expectations of acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.
NOTE D — CHANGES IN COMPANY EXECUTIVES
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
On April 3, 2006, our Board named Peter A. Corrao, previously chief operating officer, as chief executive officer and Lawrence Weber as non-executive chairman of our Board of Directors. On May 16, 2006, Craig A. Pisaris-Henderson resigned from the Board of Directors and Mr. Thune did not stand for re-election at our annual meeting of stockholders on August 16, 2006.
On December 15, 2006, William H. Seippel, our former Chief Financial Officer, left our company to pursue other interests. Pursuant to the terms of his employment agreement his aggregate severance compensation recorded during the quarter ended December 31, 2006 totaled $0.7 million, including $0.3 million in accelerated stock compensation expense and $0.4 million in severance payments.

Effective December 15, 2006, Lowell W. Robinson was appointed to the position of Chief Financial Officer and Chief Administration Officer of the Company.
NOTE E — ACCOUNTING FOR SHARE-BASED COMPENSATION
At the Company’s 2006 annual meeting of stockholders, stockholders of the Company approved the 2006 Stock Award and Incentive Plan (“Plan”). The Plan, among other things, increased by 2.0 million the number of shares of common stock available for equity awards. Under the Plan, no further awards are to be granted under the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan, although any outstanding awards under those plans continue in accordance with their terms.
In June 1999, the Board of Directors adopted the 1999 Stock Incentive Plan and, in June 2004, the Board of Directors adopted the 2004 Stock Incentive Plan and the EMI Replacement Option Plan. Awards permitted under the 1999 Plan and 2004 Plan consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards and stock appreciation rights. Under these plans, there were 9.2 million shares approved for issuance and, as of August 16, 2006, prior to consolidation with the 2006 Plan, there were 1.3 million shares available for equity awards under these prior plans.
Collectively, as of December 31, 2006, there are 3.2 million shares available for new equity awards after combining the shares of the 2006 Plan with the remaining shares of the superseded plans. Options issued to employees generally vest in a range of immediate vesting up to four years vesting, and expire in ten years.
On December 27, 2005, the Compensation Committee of the Board of Directors approved accelerating the full vesting as of December 30, 2005, of approximately 0.4 million unvested stock options outstanding under our stock plans that were granted between January 1, 2002, and December 31, 2004. The options had a range of exercise prices of $3.01 to $23.50 and a weighted average exercise price of $16.18. The closing price of our common stock on December 30, 2005, was $4.95. The purpose of the accelerated vesting was to enable us to reduce stock compensation expense associated with these options in future years upon adoption of SFAS No. 123(R) on January 1, 2006. No compensation expense was recognized in 2005 upon this acceleration, although $3.1 million is recognized in our 2005 pro forma share-based employee compensation expense presented in table format within this note. We would have reflected this $3.1 million of pre-tax expense in our consolidated financial statements in future years.
On October 19, 2005, the Company entered into Restricted Stock Unit Agreements and Option Cancellation Agreements with certain of its officers and directors. Pursuant to these agreements, certain officers and directors exchanged an aggregate of 1,332,806 stock options held by them having an exercise price at or above $10 per share for an aggregate of 931,852 restricted stock units. In addition, an aggregate of 118,593 restricted stock units were granted to an officer/director and a director. All restricted stock units vest over a two year period. As a result of this transaction, the intrinsic value of the restricted stock units is required to be recognized as compensation expense ratably over the vesting period. Therefore, compensation expense of approximately $3.1 million and $0.6 million was recorded in 2006 and 2005, respectively.

During 2006, the Company recorded $7.4 million in total share based employee expense. Of this amount, $4.0 million consisted of stock option expense and $3.4 million related to restricted stock unit expense.
Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Share-Based Compensation. No share-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005, 2004, or 2003, except for amounts related to restricted stock units issued during 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
As a result of adopting Statement 123(R) on January 1, 2006, our loss before income taxes and net loss for the year ended December 31, 2006 is $4.0 million higher than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share would have been $2.66 for the year ended December 31, 2006, if we had not adopted Statement 123(R), compared to our reported basic and diluted loss per share of $2.79 for the year ended December 31, 2006.
In November 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R.
Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) to options granted under our stock option plans for the years ended 2005 and 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes method and amortized to expense over the options’ vesting periods.

	For the year ended December 31,
	2005	2004
Net income (loss), as reported	$(130,167)	$17,028
Add: Stock based compensation expense	1,115	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,009)	(8,014)

Pro forma net income (loss)	$(142,061)	$9,014

Earnings (loss) per share:
Basic — as reported	$(4.23)	$0.65

Basic — pro forma	$(4.62)	$0.34

Diluted — as reported	$(4.23)	$0.60

Diluted — pro forma	$(4.62)	$0.32

Stock option activity under the plans during the years ended December 31, 2006, 2005, and 2004 is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price
Options outstanding at December 31, 2003	3,807	$4.57
Granted	2,227	15.15
Exercised	(1,115)	3.21
Forfeited	(120)	14.77
Expired	(6)	5.76

Options outstanding at December 31, 2004	4,793	9.56
Granted	2,119	7.87
Exercised	(313)	3.55
Forfeited	(1,607)	14.49
Expired	(397)	14.99

Options outstanding at December 31, 2005	4,595	6.98
Granted	1,240	4.67
Exercised	(824)	1.56
Forfeited	(771)	5.13
Expired	(271)	12.55

Options outstanding at December 31, 2006	3,969	$7.36

The following table summarizes information as of December 31, 2006, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.00 - $3.00	638	5.1	$1.49	508	$1.15
$3.01 - $6.00	2,460	7.7	4.72	1,082	4.52
$6.01 - $14.00	135	7.3	10.08	94	10.14
$14.01 - $27.72	736	7.4	20.52	711	20.77

	3,969	7.3	$7.36	2,395	$8.85

As of December 31, 2006, unrecognized compensation expense related to stock options totaled approximately $5.0 million, which will be recognized over a weighted average period of 2.86 years.
New stock options granted and related stock option expense for the years ended December 31, 2006, 2005, and 2004, is summarized below (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
New stock options granted	1,240	2,119	2,227
Expense recognized with new stock options	$1,454	$35	$—
The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model. For the years ended December 31, 2006, 2005, and 2004, the following weighted-average assumptions were used:

	For the year ended December 31,
	2006		2005		2004
Volatility	85.5%		91.1%		56.7%
Risk-free rate	4.6%		3.9%		3.9%
Expected life	4.9	Years	7.1	Years	8.0	Years

The warrant activity for the years ended December 31, 2006, 2005 and 2004 is summarized below (in thousands, except share price):

		Weighted-
		Average
		Exercise
	Warrants	Price
Balance, December 31, 2003	295	$3.36
Granted	—	—
Exercised	(12)	2.50
Forfeited	—	—
Expired	—	—

Balance, December 31, 2004	283	3.36
Granted	—	—
Exercised	(188)	4.50
Forfeited	—	—
Expired	(5)	5.50

Balance, December 31, 2005	90	1.00
Granted	—	—
Exercised	(90)	1.00
Forfeited	—	—
Expired	—	—

Balance, December 31, 2006	—	$—

The restricted stock unit activity for the years ended December 31, 2006, 2005, and 2004, is summarized below (in thousands):

Restricted
Stock Units
Balance, December 31, 2004	—
Granted	1,050
Vested	(102)
Forfeited	(15)
Expired	—

Balance, December 31, 2005	933
Granted	350
Vested	(748)
Forfeited	(111)
Expired	—

Balance, December 31, 2006	424

NOTE F – PROPERTY AND EQUIPMENT
Property and equipment at December 31, 2006, 2005, and 2004, consisted of the following (in thousands):

	For the Year Ended December 31,		Estimated
	2006	2005	Useful Life
Technical equipment	$21,379	$16,081	3	years
Furniture	2,444	2,276	5	years
Leasehold improvements	1,047	860	10	years
Capitalized software	10,258	9,289	1 to 5	years

Less	35,128	28,506
Accumulated Depreciation & Amortization	(19,682)	(11,487)

	$15,446	$17,019

Depreciation expense was $5.5 million, $5.3 million, and $3.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.
NOTE G — ACCRUED EXPENSES
Accrued expenses at December 31, 2006 and 2005, consisted of the following (in thousands):

	December 31,
	2006	2005
Revenue-sharing agreements	$5,658	$3,004
Accrued compensation	4,000	2,566
Professional fees	1,273	2,277
Operating expenses	2,262	2,065
Earnout and acquisition related	—	2,794
Value added tax payable	103	308
Other taxes payable	259	3,938
Other	2,044	2,271

	$15,599	$19,223

NOTE H – INTANGIBLE ASSETS
The balance in intangible assets at December 31, 2006, consists of the following (in thousands, except years):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life
				(Years)
Vendor agreements	$2,707	$(1,003)	$1,704	4
Developed technology	8,776	(4,245)	4,531	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	961	(528)	433	5
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	28,566	—	28,566	Indefinite

	$42,244	$(5,876)	$36,368

The balance in intangible assets at December 31, 2005, consisted of the following (in thousands, except years):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average Useful
	Amount	Amortization	Amount	Economic Life
				(Years)
Vendor agreements	$18,416	$(4,545)	$13,871	6
Developed technology	9,347	(2,416)	6,931	5
Customer relationships	1,776	(938)	838	5
Other definite-lived intangibles	912	(419)	493	7
Indefinite-lived intellectual property	1,038	—	1,038	Indefinite
Goodwill	75,659	—	75,659	Indefinite

	$107,148	$(8,318)	$98,830

Amortization expense related to intangible assets was $4.4 million, $6.5 million, and $5.6 for the years ended December 31, 2006, 2005, and 2004, respectively.
We have experienced two significant and material impairment events in the past two fiscal years; both of these events were recorded in the second quarter, one in 2006 and one in 2005, respectively. Note C, within this section entitled, “Impairment of Goodwill and Other Intangible Assets” has additional details relating to these impairments.

Changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005, are as follows (in thousands):

	Performance	Merchant
	Marketing	Services	Total
Balance as of January 1, 2005
Goodwill recorded as result of acquisition	$197,881	$3,302	$201,183
Additional purchase price consideration due pursuant to earnouts	8,441	360	8,801
Impairment Charge	(116,555)	(3,662)	(120,217)
Income tax adjustments	(2,479)	—	(2,479)
Foreign currency translation adjustments	(11,629)	—	(11,629)

Balance as of January 1, 2006	$75,659	$—	$75,659
Goodwill impairment	(50,625)	—	(50,625)
Income tax adjustments	(66)	—	(66)
Foreign currency translation adjustments	3,598	—	3,598

Balance as of December 31, 2006	$28,566	$—	$28,566

The income tax adjustments to goodwill relate primarily to the partial utilization of NOLs that were offset by valuation allowances established in our accounting for our acquisition of MIVA Media Europe and the tax benefits of certain stock options exercised by MIVA Media Europe option holders. At December 31, 2006, we have $29.7 million of intangible assets that are not subject to amortization.
All of the intangible assets were acquired in 2004 related to the acquisition or merger of MIVA Small Business, MIVA Direct, B&B Advertising and MIVA Media Europe. The weighted average useful economic life for all definite-lived intangibles is approximately five years. It is estimated that there will be no significant residual value for the intangible assets. The amortization associated with our intangible assets is not deductible for income tax purposes.
As of December 31, 2006, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2007	$2,446
2008	2,446
2009	980
2010	446
2011	221
Thereafter	128

$6,667

NOTE I — PER SHARE DATA
For the years ended December 31, 2006 and 2005, we incurred a net loss; therefore, potentially dilutive shares (related to stock options, warrants and restricted stock units) are not included in the per share data, as they would have an anti-dilutive effect on net loss per share. Had we not recorded a net loss, the number of stock options excluded in the computation of diluted EPS and the range of exercise prices would have been 3.2 million shares at a price range of $3.73 — $23.50. The excluded anti-dilutive amounts for the years ended December 31, 2005 and 2004, were options and warrants outstanding to purchase 1.1 million shares at a price range of $7.75 — $26.81 and options and warrants outstanding to purchase 0.6 million shares at a price range of $18.91 — $26.81, respectively.
The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Weighted-average number of common shares outstanding-basic	31,433	30,782	26,318

Dilution from stock options, warrants, and restricted stock units	—	—	2,200

Weighted-average number of common shares and potential common shares outstanding — diluted	31,433	30,782	28,518

NOTE J — LITIGATION
Cisneros Litigation
On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against MIVA and others in its sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. On May 9, 2005, Judge Kramer struck three of the restitution claims asserted by Plaintiffs for money lost by licensed gambling operators, such as Indian tribes, as well as the purported claims on behalf of the State of California for taxes and other state revenues allegedly lost by the State of California as result of online gambling. On October 11, 2005, Judge Kramer held a bifurcated trial on the issue of whether California public policy and the doctrine of in pari delicto are defenses to Plaintiffs’ claims for restitution for the gambling losses Internet gamblers purportedly incurred on Internet gambling sites, and Judge Kramer ruled that California public policy barred Plaintiffs’ claim for restitution. The remaining issues in the litigation are (1) Plaintiffs’ disgorgement theory, pursuant to which Plaintiffs seek disgorgement of revenues earned from ads for online gaming, and (2) whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming. The Court has scheduled a hearing on April 13, 2007, to determine whether the Court has jurisdiction over the case following passage of the SAFE Port Act by the U.S. Congress; and (2) whether Plaintiffs can obtain disgorgement. In addition, three of MIVA’s industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against MIVA for costs incurred as a result of such claims arising from transactions with MIVA, and MIVA entered into an agreement with one of these industry partners to resolve such claims. Subsequently the partner with which MIVA entered into an agreement was dismissed from the litigation. We cannot predict the outcome of the matter at this time.
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
Two plaintiffs — Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b) (6) for failure to state claims on which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b) (2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google Inc. and certain other co-defendants in the case have reached settlement terms with the plaintiffs. The court granted conditional approval to the class settlement between these parties and held a fairness hearing on July 24, 2006. The court subsequently issued a final order approving the settlement with Google. The court has stayed the case as to the remaining defendants, including MIVA, and has ordered the parties to mediation. We are currently in the process of scheduling the mediation.
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
On December 28, 2005, the Court granted Defendants’ motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss. The Court denied Defendants’ motion to dismiss as to certain statements relating to (1) removal of traffic sources, (2) spyware, (3) implementation of screening policies and procedures, and (4) amounts of traffic purchased from distribution partners. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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
On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved. On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above. On January 11, 2006, the Court lifted the stay imposed on August 31, 2005. On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. On March 15, 2007, Defendants’ motion to dismiss in the shareholder class action was granted in part and denied in part. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

Payday Advance Plus, Inc.
On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. On May 12, 2006, MIVA filed a Motion to Dismiss Plaintiff’s Complaint for Failure to State a Claim Upon Which Relief Can be Granted, arguing that Plaintiff failed to raise any colorable claims against MIVA. Advertising.com filed a similar motion. On March 12, 2007, the court denied our motion to dismiss on Plaintiff's breach of contract claim, but granted our motion to dismiss all remaining claims. The Court granted Payday leave to amend its complaint.
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
No accruals for potential losses for litigation are recorded as of December 31, 2006, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.
NOTE K — DEBT
Bank Debt
We entered into a leasing line of credit agreement that provided up to $2.0 million to be used for capital expenditures. This agreement covered only U.S. based assets and the expiration date for new draw downs was October 31, 2006. At the time this line expired there were no outstanding borrowings.

Seller Notes Payable
Prior to our acquisition of MIVA Direct, MIVA Direct purchased the domain names associated with Screensavers.com, Inc., which required monthly installments of $12,500 until April 2006 pursuant to a non-interest bearing note. This obligation was collateralized by the underlying domain names and all payments under this note payable was fully satisfied in 2006.
Software License Agreement
On December 29, 2004, we entered into a Perpetual License Agreement with Fast Search & Transfer, entitling us to an enterprise license for FAST’s Data SearchTM 360 data search and analysis software. We agreed to pay a license fee of $7.0 million for the software, $0.7 million of which was paid upon signing the agreement in December 2004. A payment of $3.5 million was made in March 2005, with additional payments of approximately $0.4 million to be made quarterly through December 2007. The perpetual license is included in capitalized software in the amount of $6.0 million at December 31, 2006 and 2005, representing payments made to date. The obligation is collateralized by the underlying perpetual license and was discounted to its present value using an implied interest rate of 5.14%.
The following table summarizes our long-term debt as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Obligation to Screensavers.com	$—	$50
Obligation to FAST Software — net of discount of $40 and $249, respectively	1,360	2,550

Total long-term debt	$1,360	$2,600

Less current portion — net of discount of $40 and $209, respectively	(1,360)	(1,240)

Long-term debt	$—	$1,360

Interest expense equaled approximately $0.4 million in 2006 and 2005, and $0.1 million in 2004.
NOTE L — COMMITMENTS AND CONTINGENCIES
We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded through the payments we receive from our advertisers relating to the paid click-throughs delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through June 2007.
We also have minimum quarterly contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable through August 2010.

In addition, we have contractual lease obligations regarding future minimum payments under non-cancelable operating leases.
On February 23, 2006, we entered into a Lease Modification and Extension Agreement, pursuant to which we reduced the amount of office space we lease in New York. In connection with this modification, we extended the term of this lease through January 31, 2016. The lease payments were reduced as a result of this transaction and are reflected in the table below.
The following are future minimum payments under such agreements as of December 31, 2006 (in thousands):

		Guaranteed
		Distribution
	Operating	Partner	Royalty
	Leases	Payments	Agreement
2007	$2,738	$621	$800
2008	2,672	—	800
2009	2,578	—	800
2010	2,660	—	600
2011	1,941	—	—
Thereafter	3,178	—	—

	$15,767	$621	$3,000

For the years ended December 31, 2006, 2005, and 2004, we recorded $2.2 million, $2.8 million, and $1.8 million, respectively, as rent expense under operating leasing arrangements.
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

NOTE M — SEGMENT INFORMATION
We currently report our results in two operating segments, performance marketing and merchant services. The performance marketing segment distributes ads across our publisher network to match advertiser selected keywords with consumers who are searching for products and services related to the keywords. In addition, products such as private branded toolbars, configurable algorithmic search, contextual capabilities, and expandable banners are offered in the performance marketing segment. The merchant services segment offers an e-commerce platform that includes storefronts, payment processing, logistics management, and professional service. In the years ended December 31, 2006, 2005, and 2004, the merchant services segment did not meet the quantitative thresholds that require separate information to be reported. Our segment reporting is consistent with the manner in which our business is managed and our resources are allocated by management. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
Information identifying results for the performance marketing and merchant services segments are as follows (in thousands):

	Performance	Merchant
	Marketing	Services	Total
Year ended December 31, 2006
Revenue	$170,798	$1,797	$172,595
Operating loss	(87,739)	(1,664)	(89,403)
Interest income	852	—	852
Interest expense	(29)	—	(29)
Depreciation and amortization	12,818	37	12,855
Patent litigation settlement	—	—	—
Income tax expense (benefit)	(1,789)	986	(803)
Impairment loss on goodwill & other assets	63,680	—	63,680
Net loss	(84,975)	(2,651)	(87,626)
Total assets	106,100	202	106,302

	Performance	Merchant
	Marketing	Services	Total
Year ended December 31, 2005
Revenue	$190,772	$3,844	$194,616
Operating loss	(125,390)	(5,672)	(131,062)
Interest income	868	—	868
Interest expense	(406)	(4)	(410)
Depreciation and amortization	12,966	417	13,383
Patent litigation settlement	8,000	—	8,000
Income tax expense (benefit)	(20)	(536)	(556)
Impairment loss on goodwill & other assets	117,055	6,133	123,188
Net loss	(125,028)	(5,139)	(130,167)
Total assets	188,717	2,075	190,792

	Performance	Merchant
	Marketing	Services	Total
Year ended December 31, 2004
Revenue	167,304	2,166	169,470
Operating income (loss)	29,168	(2,265)	26,903
Interest income	620	—	620
Interest expense	(125)	(1)	(126)
Depreciation and amortization	8,636	458	9,094
Income tax expense (benefit)	11,047	(357)	10,690
Impairment loss on goodwill & other assets	—	1,140	1,140
Net income	18,937	(1,909)	17,028
Total assets	332,842	8,362	341,204
Summarized information by geographical locations is as follows (in thousands):

		Long-Lived
	Revenues	Assets
Year ended December 31, 2006
United States	$105,114	$34,520
United Kingdom	34,254	18,154
Other International	33,227	221

Total	$172,595	$52,895

Year ended December 31, 2005
United States	$93,934	$38,314
United Kingdom	60,080	77,312
Other International	40,602	1,282

Total	$194,616	$116,908

Year ended December 31, 2004
United States	$112,172	$42,556
United Kingdom	38,924	210,272
Other International	18,374	380

Total	$169,470	$253,208

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
NOTE N — RELATED PARTY TRANSACTIONS
Sebastian Bishop, our President, is a Director of Steakmedia Limited and also owns a 2.5% interest in Steakmedia. Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother. We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers. In addition, we pay Steakmedia a commission on the revenue generated from these advertisers. Amounts invoiced to Steakmedia during the years ended December 31, 2006 and 2005, were $785,823 and $469,000, respectively, and the corresponding commissions on these amounts were $23,730 and $39,000.
Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is also the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc. The Company entered into an agreement in November 2005 with Racepoint for public relations professional services. For the years ended December 31, 2006 and 2005, we incurred fees from Racepoint of $285,533 and $28,000, respectively.
NOTE O — INCOME TAXES
The provision (benefit) for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Current:
United States federal	$(375)	$(4,778)	$6,167
State	480	89	922
Foreign	(1,665)	4,724	1,657

	(1,560)	35	8,746

Deferred:
United States federal and state	4,482	(550)	1,138
Foreign	(3,725)	(41)	806

	757	(591)	1,944

	$(803)	$(556)	$10,690

The components of income (loss) before income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
United States	$(13,689)	$(21,201)	$21,877
Foreign	(74,740)	(109,522)	5,841

	$(88,429)	$(130,723)	$27,718

A reconciliation of the difference between the expected provision for income taxes using the statutory United States Federal tax rate and our actual provision is as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004
Tax (benefit) using statutory United States federal tax rate	$(30,066)	$(45,753)	$9,701
Effect of state income taxes	480	(89)	922
Write-down of non-deductible costs in excess of net assets of acquired companies	15,489	42,551	433
Foreign tax rate differential	2,901	2,268	(293)
Transaction costs	—	—	(570)
Deferred tax asset valuation allowances	9,112	—	(94)
Other	1,281	467	591

	$(803)	$(556)	$10,690

Our current tax provision (benefit) excludes the effect of stock option compensation deductible for tax purposes in the United States and overseas as these amounts were credited to additional paid-in-capital. Due to our losses, there was no tax benefit recorded in 2006. The amounts excluded were $0.3 million and $0.2 million in the United States and overseas, respectively, for the year ended December 31, 2005, and $4.0 million and $0.9 million, respectively, for the year ended December 31, 2004. The 2005 and 2004 amounts were credited to additional paid-in-capital, and the foreign 2005 and 2004 benefits were credited to goodwill as they related to options exchanged prior to our merger with MIVA Media Europe.
In addition, our 2006, 2005 and 2004 current tax liabilities were reduced by $0.8 million, $1.3 million and $0.6 million, respectively, for our international operations representing the utilization of net operating losses (NOLs) acquired in our merger with MIVA Media Europe. The use of these NOLs resulted in a reduction in valuation allowances in the same amounts with a corresponding credit to goodwill. None of our goodwill is expected to be deductible for income tax purposes.
Deferred taxes arise due to temporary differences in reporting of certain income and expense items for book purposes and income tax purposes. We anticipate that our taxable temporary differences will reverse over the same period as the deductible temporary differences, therefore assuring the realization of the non-reserved portion of our deferred tax assets. Details of the significant components of deferred tax assets and liabilities in the accompanying consolidated balance sheet before netting within tax jurisdictions are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets, short-term
Accounts receivable allowances	$72	$191
Accruals	23	827
Valuation allowance	(95)
Net operating losses	60	122

Total	$60	$1,140
Deferred tax assets, long-term
Fixed Assets	353	—
Intangibles	198	235
Accruals	1,056	—
Net operating losses	21,099	18,837
Valuation allowance	(18,230)	(9,189)

Total	$4,476	$9,883

Deferred tax liabilities
Capitalized software	(2,664)	(3,257)
Fixed assets	—	(254)
Intangibles	(1,783)	(6,323)
Other	(29)	(132)

Total	$(4,476)	$(9,966)

Net deferred tax assets	$60	$1,057

Undistributed earnings in international subsidiaries are permanently invested abroad and will not be repatriated to the United States in the foreseeable future. In accordance with APB 23, because those earnings are considered to be indefinitely reinvested, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings, in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various international countries. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely.
At of December 31, 2006, we had United States and international net operating loss (“NOL”) carry-forwards for tax purposes of approximately $30.2 million and $23.4 million, respectively. These NOL carry-forwards will expire at various dates beginning in 2008, with approximately $45.2 million expiring after 2015. As of December 31, 2006, the deferred tax assets related to NOLs in the United States and international jurisdictions are fully offset by valuation allowances. Subsequent release of valuation allowances established at the time of acquisition will be recorded first as reductions to goodwill and any remaining acquisition-related intangibles, then to reductions in the income tax provision.
Utilization of the acquired United States NOLs is subject to annual limitation due to the ownership change provisions of the Internal Revenue Code; at December 31, 2006 the annual limitation is $3.5 million, with any unused amounts eligible to be carried forward to future years. This annual limitation may result in the expiration of a portion of the affected NOLs before they are utilized.

We record liabilities for probable assessments in income taxes payable. These liabilities would relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what we believe will be the ultimate resolution of these positions. The liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.
NOTE Q — QUARTERLY FINANCIAL SUMMARY (unaudited)

	Three Months Ended
2006	March 31	June 30 (c)	September 30	December 31
	(in thousands, except per share data)
Statements of operations
Revenues	$44,412	$41,422	$43,258	43,503
Gross profit	22,980	20,009	20,208	20,233
Net loss	(3,820)	(72,981)	(4,587)	(6,238)
Net loss per share
Basic	$(0.12)	$(2.29)	$(0.15)	$(0.20)
Diluted	(0.12)	(2.29)	(0.15)	$(0.20)

	Three Months Ended
2005	March 31	June 30 (a)	September 30 (b)	December 31
	(in thousands, except per share data)
Statements of operations
Revenues	$58,188	$48,790	$44,687	$42,951
Gross profit	26,947	22,929	21,885	21,549
Gain on sale of business	—	—	631	—
Net income (loss)	3,201	(125,234)	(3,472)	(4,662)
Net income per share
Basic	$0.10	$(4.08)	$(0.11)	$(0.15)
Diluted	0.10	(4.08)	(0.11)	(0.15)

(a)	Includes impairment charges related to goodwill and other intangible assets at MIVA Media Europe, MIVA Small Business and MIVA Direct of $118.9 million. Also includes one-time payment of $8.0 million pursuant to the settlement agreement with Yahoo!

(b)	Includes non-recurring revenue of $1.5 million related to the settlements of two distribution partner disputes. Also, includes impairment charges related to goodwill and other intangible assets of $4.3 million at MIVA Small Business.

(c)	Includes impairment charge related to goodwill and other intangible assets at MIVA Media Europe of $63.7 million.
NOTE R — EMPLOYEE BENEFIT PLAN
We provide retirement benefits to our employees through the MIVA, Inc. 401(k) Plan, pursuant to which employees may elect a number of investment options. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. The 401(k) Plan permits substantially all United States employees to contribute up to 92% of their base compensation (as defined) to the 401(k) Plan, limited to a maximum amount as set by the Internal Revenue Service. We may, at the discretion of the Board of Directors, make a matching contribution to the 401(k) Plan. Costs charged to operations for matching contributions were $0.1 million in each 2006, 2005, and 2004.
NOTE S — DISPOSALS
On July 6, 2005, we announced that we had entered into a private label agreement with Eniro AB, the leading directory company in the Nordic media market. The agreement covers all four Nordic Markets – Sweden, Denmark, Norway and Finland. In connection with the agreement, Eniro acquired substantially all of the assets of our indirect, wholly-owned subsidiary, Espotting Scandinavia AB. Under the private label agreement MIVA provides Eniro the capability to enter the performance marketing sector under their own brand name using our developed technology and advertisers. We have recorded the excess of purchase price received over the carrying value of the assets sold as a gain on the sale of this business of $0.6 million in the 2005 consolidated statement of operations. Due to our continuing involvement through the private label agreement with Eniro, we have concluded that our former subsidiary, Espotting Scandinavia, does not qualify for discontinued operations classification.
NOTE T — OTHER MATTERS
The Company with the assistance of outside counsel, voluntary reviewed its historical stock option practices. This review was not in response to any specific concerns with the Company’s historical stock option practices, but to the growing controversy and divergence of practice in accounting for stock options being reported by many U.S. publicly-traded companies. Based on this review, the Company has concluded no restatements are required for any of its previously reported accounting periods.
NOTE U — SUBSEQUENT EVENTS
One of our advertisement feed providers, Yahoo! Search Marketing, has historically been the source of a significant portion of our revenue. For the year ended December 31, 2006, Yahoo! Search Marketing accounted for approximately 18.0% of our revenue and less than 10% of our consolidated revenues for the fiscal years 2005 and 2004. Pursuant to an agreement with Yahoo! Search Marketing, MIVA Direct had utilized advertisement listings provided by Yahoo! Search Marketing. On December 28, 2006, we gave notice of termination of this agreement to Yahoo! Search Marketing. The termination was effective January 27, 2007.
On December 28, 2006, we entered into an agreement with Google pursuant to which we have agreed to exclusively utilize Google’s WebSearch and AdSense Services for approved websites and applications. Initial approved websites and applications were from MIVA Direct that previously were monetized by Yahoo! Search Marketing.
On February 8, 2007, the Company announced a restructuring plan aimed at reducing the overall cost structure of the Company and resulting in an expected future annualized operating expense reduction of approximately $10.0 million. As a result the Company will record a restructuring charge of approximately $3.0 million during the quarter ended March 31, 2007.
We are aware that the agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007. In the suit the shareholders’ agent contends that our calculation and payment of contingent amounts payable under the merger agreement were not correct, however, we contend that we calculated and paid the contingent amounts correctly. As of the date of filing this Form 10-K we have not been served with a summons and complaint in this case although we have received a copy of the complaint. We intend to defend the claim vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

Valuation and Qualifying Accounts

	Balance at
	the		Charges to
	Beginning	Charges to	Other						Balance at
Description	of Period	Earnings	Accounts		Acquisitions		Deductions		End of Period
Allowance for doubtful accounts:

Year Ended December 31, 2006	$1,904	$(187)	$166	(1)	$—		$(584	)(2)	$1,299

Year Ended December 31, 2005	$3,095	$(514)	$(293	)(1)	$—		$(384	)(2)	$1,904

Year Ended December 31, 2004	$223	$658	$235	(1)	$2,194	(3)	$(215	)(2)	$3,095

Income tax valuation allowance:

Year Ended December 31, 2006	$9,188	$9,112	$858	(1)	$—		$(833	)(4)	$18,325

Year Ended December 31, 2005	$10,487	$103	$(1,402	)(1)	$—		$—		$9,188

Year Ended December 31, 2004	$—	$(94)	$1,199	(1)	$9,382	(3)	$—		$10,487

(1)	Change due to foreign currency translation, which is included in other comprehensive income

(2)	Write-off fully reserved accounts receivable

(3)	Includes amount from merger with MIVA Media Europe completed in 2004

(4)	Acquired valuation allowance credited to goodwill