Form 10-Q
period 2007-03-31
MIVA, INC.
filed 2007-05-09
CIK 1094808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 0-30428
MIVA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5220 Summerlin Commons Blvd.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes    ☐       No    ☑
There were 33,055,125 shares of the Registrant’s Common Stock outstanding on April 30, 2007.

FORM 10-Q
MIVA, Inc.

MIVA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,380	$29,588
Accounts receivable, less allowances for doubtful accounts of $1,160 and $1,299, respectively	24,108	20,654
Deferred tax assets	60	60
Income tax receivable	1,040	1,471
Prepaid expenses and other current assets	1,954	1,634

Total current assets	$48,542	$53,407

PROPERTY AND EQUIPMENT, NET	13,705	15,446
INTANGIBLE ASSETS
Goodwill	28,590	28,566
Vendor agreements, net	1,607	1,704
Other intangible assets, net	5,584	6,098
OTHER ASSETS	1,084	1,081

Total assets	$99,112	$106,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$13,754	$14,829
Accrued expenses	13,126	15,599
Deferred revenue	3,124	3,210
Current portion of long-term debt	1,027	1,360

Total current liabilities	$31,031	$34,998

OTHER LONG-TERM LIABILITIES	1,124	395

Total liabilities	$32,155	$35,393

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 33,106 and 32,805, respectively; outstanding 31,554 and 31,512, respectively	33	33
Additional paid-in capital	262,582	259,353
Treasury stock; 1,552 and 1,293 shares at cost, respectively	(5,882)	(4,744)
Accumulated other comprehensive income	5,525	5,548
Deficit	(195,301)	(189,281)

Total stockholders’ equity	66,957	70,909

Total liabilities and stockholders’ equity	$99,112	$106,302

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Revenues	$43,156	$44,412
Cost of services	20,348	21,432

Gross profit	22,808	22,980

Operating expenses
Marketing, sales, and service	12,865	11,905
General and administrative	9,170	10,439
Product development	1,830	2,224
Amortization	1,235	2,194
Restructuring Charges	3,057	—

Total operating expenses	28,157	26,762

Loss from operations	(5,349)	(3,782)
Interest income, net	158	166
Exchange rate gain	53	23

Loss before provision for income taxes	(5,138)	(3,593)

Income tax expense	184	227

Net loss	$(5,322)	$(3,820)

Loss per share
Basic	$(0.17)	$(0.12)

Diluted	$(0.17)	$(0.12)

Weighted-average number of common shares outstanding
Basic	31,526	31,188

Diluted	31,526	31,188

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities

Net loss	$(5,322)	$(3,820)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities Provision for (recoveries of) doubtful accounts	33	(431)
Depreciation and amortization	2,548	3,541
Equity based compensation	2,145	1,622
Deferred income tax expense	—	(78)
Loss on sale of assets	13	5
Changes in operating assets and liabilities
Accounts receivable	(3,427)	1,732
Prepaid expenses and other current assets	(316)	(305)
Income taxes receivable	429	(154)
Deferred revenue	(95)	(205)
Accounts payable, accrued expenses and other liabilities	(3,602)	1,314

Net Cash Provided by (used in) Operating Activities	(7,594)	3,221

Cash Flows from Investing Activities

Purchase of short-term investments	—	(27,986)
Proceeds from sale of short-term investments	—	14,000
Purchase of businesses, net of cash acquired	—	(1,128)
Purchase of capital items including internally developed software	(196)	(1,547)

Net Cash Provided by (used in) Investing Activities	(196)	(16,661)

Cash Flows from Financing Activities

Payments made on software license obligation	(350)	(350)
Proceeds received from exercise of stock options and warrants	—	455

Net Cash Provided by (used in) Financing Activities	(350)	105

Effect of Foreign Currency Exchange Rates	(68)	584

(Decrease) / Increase in Cash and Cash Equivalents	(8,208)	(12,751)

Cash and Cash Equivalents, Beginning of Period	29,588	38,436

Cash and Cash Equivalents, End of Period	$21,380	$25,685

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
NOTE A — NATURE OF BUSINESS
MIVA, Inc. is a leading online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of MIVA-owned consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
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
MIVA Direct
MIVA Direct operates a growing portfolio of MIVA-owned consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, customized cursors, and screensavers. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.
The unaudited consolidated financial statements include the accounts and operations of MIVA, Inc. and its direct wholly-owned operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates in these consolidated financial statements include estimates of: future cash flows; asset impairment evaluations; income taxes; tax valuation reserves; restructuring reserve; loss contingencies; allowances for doubtful accounts; share-based compensation; and useful lives for depreciation and amortization. Actual results could differ materially from these estimates.
Cash and Cash Equivalents and Short-Term Investments
The Company’s cash and cash equivalents consist of highly liquid investments with original maturity of three months or less. We did not maintain a balance in short-term investments as of March 31, 2007 or December 31, 2006.
Allowance for Doubtful Accounts
The Company records its allowance for doubtful accounts based on its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.
Comprehensive Income (Loss)
Total comprehensive income (loss) is comprised of net income (loss) and net foreign currency translation adjustments. The total comprehensive losses for the three months ended March 31, 2007 and 2006 was $5.3 million and $2.9 million, respectively.
Cost of Services
The Company’s cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other directly related expenses associated with the production and usage of MIVA Media that includes our third party patent license royalty payments.
Advertising Costs
Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred advertising costs of approximately $8.1 million and $6.2 million in the three months ended March 31, 2007 and 2006, respectively. The majority of these costs were spent by MIVA Direct to promote its desktop consumer software products.

Income Taxes
Income taxes are accounted for in accordance with SFAS 109, “Accounting for Income Taxes,” under SFAS 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.
New Accounting Pronouncements
In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of this Statement on its financial condition and results of operations.
In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
The Company has adopted FIN 48 as of January 1, 2007. This standard modifies the previous guidance provided by SFAS 5, “Accounting for Contingencies,” and SFAS 109, “Accounting for Income Taxes for uncertainties related to the Company’s global income tax liabilities.” In connection with this adoption of FIN 48, the Company recorded a net decrease to retained earnings of approximately $0.7 million related to the measurement of a position previously taken with respect to certain transfer pricing adjustments reported on our foreign tax return. This amount of unrecognized tax benefit did not materially change as of March 31, 2007.
A condensed summary of the Company’s unrecognized tax benefits is presented as follows (in $ millions):

			Adjusted
	Balance	Equity	Balance	Adjustments	Balance
	December 31,	Transition	January 1,	January 1 to	March 31,
	2006	Adjustment	2007	March 31, 2007	2007
Unrecognized tax benefits that affect effective tax rate upon recognizition	$—	$0.6	$0.6	$—	$0.6

Unrecognized tax benefits that do not affect tax rate or are offset by valuation allowances	$—	$—	$—	$—	$—

Interest / Penalties	$—	$0.1	$0.1	$—	$0.1

Total Unrecognized Tax Benefits	$—	$0.7	$0.7	$—	$0.7

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had recorded a liability of approximately $0.1 million for interest and penalties. The liability for the payment of interest and penalties did not materially change as of March 31, 2007.
As of January 1, 2007, open tax years in major jurisdictions date back to 2002 due to the respective taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through March 31, 2007.
It is expected that the amount of unrecognized tax benefits will change in the next twelve months, however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

NOTE C — IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES
In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets with indefinite lives are tested for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing this assessment, we compare the carrying value of our reporting units to their fair value. Quoted market prices in active stock markets are often the best evidence of fair value; therefore a significant decrease in our stock price could indicate that an impairment of goodwill exists. We have experienced significant impairment losses in 2005 and 2006, each occurred during the second quarter.
In the second quarter of 2006, our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects. Our MIVA Media Europe division’s forecast was negatively affected by reduced traffic generated by our distribution partners, slower than anticipated deployment of new services, legal issues impacting one of our partners, and other factors. In addition, during the second quarter of 2006, our stock price declined significantly after updated second quarter revenue guidance reflecting the above factors was released publicly. This resulted in our market capitalization falling below the amount of our recorded equity. As a result of these indicators, we performed impairment tests to determine if MIVA Media Europe’s long-lived assets and other amortizable intangible assets were impaired under the provisions of SFAS 144, and whether goodwill was impaired under the provisions of SFAS 142 and it was determined that an impairment existed.
The fair value estimate used in the initial goodwill impairment test was based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill could be impaired. We then performed, with the assistance of an independent third-party appraiser, an impairment test of long-lived assets including indefinite lived intangible assets, and the second step of the impairment analysis. As a result we recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of other definite lived intangible assets and goodwill to their fair value. As part of the two step analysis required, the implied fair value of goodwill and other intangible assets was determined through the allocation of the fair value to the underlying assets and liabilities, and a non-cash impairment charge of $51.7 million was recorded to adjust the carrying value of goodwill, after adjusting the carrying value of other definite lived intangible assets by $12.0 million to their fair value. After this impairment charge, MIVA Media Europe had a goodwill carrying value of approximately $13.6 million, and no remaining recorded value of other intangible assets.
On October 1, 2006, we completed our annual assessment and determined there was no additional impairment. As part of this process we determine the fair values of each of the reporting units under the provisions of SFAS 142 with the assistance of an independent third-party appraiser using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets served, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows. We performed these steps for the remaining three reporting units with recorded goodwill and indefinite lived intangible assets. The remaining goodwill and indefinite lived intangible assets recorded at our MIVA European division is approximately $13.8 million, whereas the domestic goodwill and indefinite life intangible assets amounts to approximately $15.9 million.
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
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
For the three month period ending March 31, 2007, our share-based employee expense consisted of existing stock option expense of $ 0.7 million and restricted stock unit expense of $1.4 million. During the quarter we did not grant additional equity awards in the form of stock options, but we did issue restricted stock units to a select group of the company’s management team. For the three month period ending March 31, 2006, our share-based employee expense consisted of $1.1 million in stock option expense and $0.5 million in restricted stock unit expense, respectively.

As a result of adopting SFAS 123R on January 1, 2006, our loss before income taxes and net loss for the three months ended March 31, 2007 and 2006, is $0.7 million and $1.1 million higher, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share would have been $0.15 for the three months ended March 31, 2007 if we had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $0.17 for the three months ended March 31, 2007.
Stock option activity under the plans during the three months ended March 31, 2007, is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price
Options outstanding at December 31, 2006	3,969	$7.36
Granted	—	—
Exercised	(277)	4.00
Forfeited	(107)	4.88
Expired	(188)	7.59

Options outstanding at March 31, 2007	3,397	$7.70

The following table summarizes information as of March 31, 2007, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of Options	Contractual	Price	of Options	Price
Range of Exercise Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable
$1.00 - $3.00	638	4.9	$1.49	510	$1.16
$3.01 - $6.00	1,947	7.4	4.88	859	4.90
$6.01 - $14.00	105	7.1	10.38	70	10.71
$14.01 - $27.72	707	7.2	20.65	682	20.83

	3,397		$7.70	2,121	$9.31

As of March 31, 2007, unrecognized compensation expense related to stock options totaled approximately $3.3 million, which will be recognized over a weighted average period of 2.53 years.
The new share-based activity for the three months ended March 31, 2007, is summarized below (in thousands):

	For the	For the
	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
New stock options granted	—	1,008
Expense recognized with new stock options	—	1,656
New restricted stock units granted	1,796	—
Expense recognized with restricted stock units	1,426	—
There were no stock options granted during the quarter ended March 31, 2007. For the quarter ended March 31, 2006, for purposes of establishing the amount of expense to be recorded, the fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model as follows:

For the Three Months
Ended March 31,
2006
Volatility	87.4%
Risk-free rate	4.5%
Expected life	4.9 Years
The restricted stock unit activity for the three months ended March 31, 2007, is summarized below (in thousands):

Restricted
Stock Units
Balance, December 31, 2006	424
Granted	1,796
Vested	(90)
Forfeited	(262)
Expired	—

Balance, March 31, 2007	1,868

NOTE E — RESTRUCTURING
On February 8, 2007, the Company announced a restructuring plan aimed at reducing the overall cost structure of the Company. We have recorded $3.1 million in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses. Management developed a formal plan that included the identification of an approximate 20% workforce reduction, all of which will involve cash payments with approximately $0.5 million to be completed by April 2007 and approximately $0.5 million to be paid by the end of April 2008. This reduction was communicated to the affected employees in February 2007. As a result of the Company’s Q1 2007 restructuring plan, the Company’s active employee base is expected to decrease to approximately 320 full-time employees by the end of May 2007.
The following table summarizes the activity with respect to the restructuring charges for the 2007 plan (in thousands):

	Employee	Other
	Severance	Charges	Total
Charge recorded in 1st Quarter	$3.0	$0.1	$3.1

Cash payments in 1st Quarter	(1.4)	—	(1.4)
Share based compensation in 1st Quarter	(0.7)	—	(0.7)

Remaining reserve at March 31, 2007	$0.9	$0.1	$1.0

All actions under the plan are expected to be completed by May 31, 2007. Cash payments in connection with the plan will be completed by April 2008. The $1.0 million restructuring charge reserve is included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2007.

NOTE F — INTANGIBLE ASSETS
The balance in intangible assets as of March 31, 2007, consists of the following (in thousands, except years):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Economic Life
				(Years)
Vendor agreements	$2,707	$(1,100)	$1,607	4
Developed technology	8,776	(4,744)	4,032	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	961	(543)	418	5
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	28,590	—	28,590	Indefinite

	$42,268	$(6,487)	$35,781

The balance in intangible assets as of December 31, 2006, consisted of the following (in thousands, except years):

				Weighted
	Gross		Net	Average
	Carrying	Accumulated	Carrying	Useful
	Amount	Amortization	Amount	Economic Life
				(Years)
Vendor agreements	$2,707	$(1,003)	$1,704	4
Developed technology	8,776	(4,245)	4,531	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	961	(528)	433	5
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	28,566	—	28,566	Indefinite

	$42,244	$(5,876)	$36,368

Changes in the carrying amount of intangible assets for the three months ended March 31, 2007, are as follows (in thousands):

	Performance	Merchant
	Marketing	Services	Total
Balance as of January 1, 2007	$36,368	$—	$36,368
Amortization	(597)	—	(597)
Foreign currency translation adjustments	10	—	10

Balance as of March 31, 2007	$35,781	$—	$35,781

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. In the second quarter of 2005, events occurred that reduced our expectations of the businesses acquired in 2004, primarily as the result of reduced traffic generated by our distribution partners at MIVA Media and a lower-than-expected profitability at our MIVA Direct and MIVA Small Business divisions. Therefore, indicators of goodwill and other intangible asset impairment existed, and we performed the impairment tests as prescribed by SFAS 142. As a result of this, the Company recorded an impairment charge of $118.9 million in the quarter ended June 30, 2005.
As more fully described in Note C, the Company performed a similar impairment test in the quarter ended June 30, 2006, and recorded an impairment charge of $63.7 million.

Should operating results for the remainder of 2007 or future periods fall short of the updated projections, further impairments to goodwill and other intangible assets could be required.
As of March 31, 2007, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2007	$1,849
2008	2,446
2009	980
2010	446
2011	221
Thereafter	115

$6,057

NOTE G — EQUITY AND PER SHARE DATA
We incurred a loss for the three months ended March 31, 2007. As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations was 2.5 million shares with a range of exercise prices between $4.07 and $23.42 for the three month period ended March 31, 2007.
The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Three Months
	Ended March 31,
	2007	2006
Weighted-average number of common shares outstanding — basic	31,526	31,188

Dilution from stock options, warrants, and restricted stock units	—	—

Weighted-average number of common shares and potential common shares outstanding — diluted	31,526	31,188

On May 4, 2006, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $10 million of our common stock. This stock repurchase plan expired on May 3, 2007. In total, the Company acquired 314,900 shares under this stock repurchase program for approximately $0.9 million.
NOTE H — LITIGATION
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

On April 13, 2007 the Court ruled that Plaintiffs cannot obtain disgorgement of revenues earned from ads for online gaming. The remaining issue is whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming. In addition, three of MIVA’s industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against MIVA for costs incurred as a result of such claims arising from transactions with MIVA, and MIVA entered into an agreement with one of these industry partners to resolve such claims. Subsequently the partner with which MIVA entered into an agreement was dismissed from the litigation. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
Lane’s Gifts and Collectibles Litigation
On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against MIVA and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc. and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals who allegedly “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, and other remedies.
Two plaintiffs — Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims upon which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google, Yahoo, and certain other co-defendants in the case who were customers of Google and Yahoo have reached settlement terms with the plaintiffs that have been approved by the Court. The court has stayed the case as to the remaining defendants, including MIVA, to allow them to continue settlement discussions with the plaintiffs, which are ongoing.
We believe we have strong defenses to the plaintiffs’ claims and that our motions to dismiss are well founded. We have not assessed the amount of potential damages involved in plaintiffs’ claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. An industry participant is a codefendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies. We have agreed to defend and indemnify the codefendant in accordance with the terms of our contract with them. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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

On December 28, 2005, the Court granted Defendants’ motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss. The Court denied Defendants’ motion to dismiss as to certain statements relating to (1) removal of traffic sources, (2) spyware, (3) implementation of screening policies and procedures, and (4) amounts of traffic purchased from distribution partners. On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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
On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved. On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above. On January 11, 2006, the Court lifted the stay imposed on August 31, 2005. On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. On March 15, 2007, Defendants’ motion to dismiss in the shareholder class action was granted in part and denied in part. On March 29, 2007, Defendants filed a notice of entry of the March 15, 2007 order from the shareholder class action. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
Payday Advance Plus, Inc.
On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. On May 12, 2006, MIVA moved to dismiss the Complaint. In an order dated March 12, 2007, the Court denied MIVA’s motion to dismiss the plaintiff’s breach of contract claim but granted the motion as it related to the remainder of the plaintiff’s claims. On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com. The amended complaint asserts only a claim for breach of contract claim against MIVA. MIVA denies liability and believes it has strong defenses to the plaintiff’s claims. We have not assessed the amount of potential damages involved in plaintiff’s claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.
Comet Systems Inc.
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
No accruals for potential losses for litigation are recorded as of March 31, 2007, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.
NOTE I- COMMITMENTS AND CONTINGENCIES
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
We have contractual obligations regarding future minimum payments under non-cancelable operating leases, guaranteed distributor payments, a royalty agreement, and a prior acquisition agreement, which consisted of the following at March 31, 2007 (in thousands):

		Guaranteed
		Distribution
	Operating	Partner	Royalty
	Leases	Payments	Agreement
2007	$2,047	$317	$600
2008	2,662	—	800
2009	2,568	—	800
2010	2,660	—	600
2011	1,940	—	—
Thereafter	3,175	—	—

	$15,052	$317	$2,800

NOTE J — SEGMENT INFORMATION
We currently report our results in two operating segments, performance marketing and merchant services. In the three months ended March 31, 2007 and 2006, the merchant services segment did not meet the quantitative thresholds that require separate information to be reported. However, information identifying results for the performance marketing and merchant services segments are as follows (in thousands):

	Performance	Merchant
	Marketing	Services	Total
Three Months Ended March 31, 2006 Revenue	$ 42,687	$ 469	$ 43,156
Operating loss	(5,223)	(126)	(5,349)
Net loss	(5,196)	(126)	(5,322)
Total assets	98,783	329	99,122

	Performance	Merchant
	Marketing	Services	Total
Three Months Ended March 31, 2006 Revenue	$43,933	$479	$44,412
Operating loss	(3,430)	(352)	(3,782)
Net loss	(3,468)	(352)	(3,820)
Total assets	188,160	1,637	189,797
Summarized information by geographical locations is as follows (in thousands):

		Long-Lived
	Revenues	Assets
Three Months Ended March 31, 2007
United States	$29,180	$32,638
United Kingdom	5,891	17,708
Other International	8,085	224

Total	$43,156	$50,570

Three Months Ended March 31, 2006
United States	$24,080	$37,296
United Kingdom	10,155	76,888
Other International	10,177	1,237

Total	$44,412	$115,421

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
NOTE K — INCOME TAXES
Income tax expense for the three months ended March 31, 2007, was $0.2 million as compared to income tax expense of $0.2 million for the three months ended March 31, 2006. The income tax expense recorded for the three months ended March 31, 2007, relates to the state income taxes associated with our US based entities located in New Jersey (state income tax) and New York (franchise tax).
The income tax expense recorded for the three months ended March 31, 2006, relates primarily to foreign income taxes and differs from the expected tax benefit that would be calculated by applying the federal statutory rate to loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations. Additionally, the rate for the first quarter of 2006 is not measurable, since there is a tax expense on a net loss; this was caused by income taxes in several European subsidiaries and state income taxes of one subsidiary in the US.
The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the mix of that income between foreign and domestic sources, and expected utilization of tax losses, which have a full valuation allowance.
NOTE L — TREASURY STOCK
During the quarter ended March 31, 2007, the Company’s shares held in treasury increased by 258,678 shares or $1.1 million. The main component of this activity was our repurchase of shares remitted to the Company from cashless stock option exercises by former Company executives amounting to a collective 253,779 shares ($1.1 million), including certain shares remitted to satisfy withholding taxes of the former executives. The remaining difference was our repurchase of shares remitted back to the Company by members of the Board of Directors to satisfy withholding taxes upon the vesting of their restricted stock units during the quarter.

NOTE M — RELATED PARTY TRANSACTIONS
Sebastian Bishop, our President and Chief Marketing Officer, is also a Director of Steakmedia Limited and owns a 2.5% interest in Steakmedia. Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother. We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers. In addition, we pay Steakmedia a commission on the revenue generated from these advertisers. Amounts invoiced to Steakmedia during the three months ended March 31, 2007 and 2006, were approximately $73,526 and $193,400, respectively, and the corresponding commissions on these amounts were $0 and $1,132.
Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is also the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc. The Company entered into an agreement in November 2005 with Racepoint for public relations professional services. For the three months ended March 31, 2007 and 2006, we paid Racepoint $62,305 and $84,707, respectively, for its services.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” included in this report.
Executive Overview
MIVA Inc. is a leading online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of MIVA-owned consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
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

MIVA Direct
MIVA Direct operates a growing portfolio of MIVA-owned consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, customized cursors, and screensavers. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results.
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
Recent Developments
Effective on January 28, 2007, we commenced operating under our agreement with Google’s WebSearch and AdSense Services for approved websites and applications. This agreement replaced our contractual arrangement with Yahoo Services, within our MIVA Direct division.
On February 8, 2007, we announced a restructuring plan aimed at reducing approximately 20% of the overall employee base. It is anticipated this restructuring will result in an expected cost reduction, on an annualized basis, of approximately $10.0 million. Accordingly, we have recorded a restructuring charge of approximately $3.1 million during this quarter ended March 31, 2007. As a result of the Company’s Q1 2007 restructuring plan, the Company’s active employee base is expected to decrease to approximately 320 full time employees by the end of May 2007.
In February 2007, one of our remaining private label agreements expired in accordance with the terms of the agreement. As previously announced, in the fourth quarter of 2006, we deemphasized our private label business and this expired agreement has not been renewed consistent with our plans. We currently have one active private label partner in Europe and will continue to evaluate private label initiatives as opportunities present themselves.
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
RESULTS OF OPERATIONS
Revenue
During the first three months of 2007, we recorded revenue of $43.2 million, a decrease of approximately 2.8% from the $44.4 million recorded in the first three months of 2006. A portion of this revenue decline is attributed to a decrease in our average revenue per click. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. Beginning in fiscal year 2004, continuing in 2005 and 2006 and into 2007, we have experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. Additionally, our international revenues have experienced an approximate 31.0% revenue decline in the period ended March 31, 2007, as compared to the same period in 2006. These declines in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; the effects of increased competition; and the nexus between the five. Additionally, contributing to our revenue decline is our on-going initiative to pro-actively screen Internet traffic sources to ensure the less desirable and essentially non-converting sources are excluded from our advertiser base in both MIVA Media US and MIVA Media Europe. These decreases have been partially offset by an increase in revenue attributed to our MIVA Direct division. MIVA Direct, as a percentage of total revenue, has increased from approximately 20.2% in the first three months of 2006 to approximately 31.3% in the first three months of 2007.
We are actively seeking to increase our average revenue per click by changing the overall mix of MIVA Media traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers, and seeking new implementations through which our advertisers’ keyword advertisements may be displayed. An example of one of these initiatives is our development and initial launch of our Precision Network, which has met our expectations in the early stage of implementation. Additionally, we are attempting to mitigate our reliance on third-party network traffic by continuing to develop our primary traffic businesses, and we believe this trend will continue throughout 2007.
In the first three months of 2007, one customer of our MIVA Direct division, Google, accounted for approximately 21.0% of our total revenue. In the first three months of 2006, Yahoo!, which was then a MIVA Direct customer, accounted for 16.4% of our total revenue.
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
Additionally, we have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue. For additional information regarding pending litigation, reference Note H — Litigation above.
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
Cost of services decreased $1.1 million between the comparable periods ended March 31, 2007 and 2006, primarily as the result of a decrease in traffic acquisition costs of approximately $1.4 million. This decrease in traffic acquisition costs is the direct result of the relationship between our traffic acquisitions expense calculated as a percentage of the revenue generated through our distribution partners. Thus, as our revenue declines a corresponding decrease will be realized in our traffic acquisition costs. Additional decreases were recorded in the following expense categories: salaries, benefits, and other employee expenses ($0..3 million) and a one-time refund related to a 2006 overpayment received in 2007 ($0.1 million). Offsetting the aforementioned variances are increases in the telecom expense category of $0.3 million and technology related expenses including depreciation and amortization ($0.4 million).
Cost of services for the three months ended March 31, 2007, compared to the same period in 2006 decreased as a percentage of revenue from 48.3% to 47.1%. This decrease in cost of services as a percentage of revenue is explained by a higher contribution of revenue generated by our MIVA Direct division, which is at a higher gross margin percentage, compared to the same period in the prior year. Additionally, the US generated revenue is increasing in comparison to the European revenue, which contributes to the more favorable margins.

Operating Expenses
Operating expenses for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	For the Three Months Ended March 31,
	2007	2006	2007 vs. 2006
Marketing, sales, and service	$12.9	$11.9	1.0
General and administrative	9.2	10.4	(1.2)
Product development	1.8	2.2	(0.4)

Subtotal	23.9	24.5	(0.6)

Amortization	1.2	2.2	(1.0)
Restructuring Expense	3.1	—	3.1

Total	$28.2	$26.7	$1.5

Operating expenses, as a percent of revenue, for the three months ended March 31, 2007 and 2006, were as follows:

	For the Three Months Ended March 31,
	2007	2006	2007 vs. 2006
Marketing, sales, and service	29.8%	26.8%	3.0%
General and administrative	21.2%	23.5%	-2.3%
Product development	4.2%	5.0%	-0.8%

Subtotal	55.2%	55.3%	-0.1%

Amortization	2.9%	4.9%	-2.0%
Restructuring Expense	7.1%	0.0%	7.1%

Total	65.2%	60.2%	5.0%

Marketing, sales, and service
Marketing, sales, and service expense consists primarily of payroll and related expenses for personnel engaged in marketing, advertiser solutions, business development, sales functions, affiliate relations, business affairs, corporate development, and credit transactions. It also includes advertising expenditures, promotional expenditures such as sponsorships of seminars, trade shows and expos, referral fees, other expenses to attract advertisers to our services, and fees to marketing and public relations firms.
Marketing, sales, and services increased by $1.0 million for the three months ended March 31, 2007, as compared to the same period in 2006. The main cause for this increase is the advertising expense at MIVA Direct, which is used to promote and generate toolbar revenue. MIVA Direct’s advertising expense increased by $2.2 million to $7.5 million for the first three months of 2007. Offsetting reductions occurred in the following categories: salaries, benefits, and other employee expenses of $0.7 million, travel related expenses ($0.1 million), and a reduction of $0.1 million in seminars and conference expense.
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
General and administrative expenses decreased by $1.2 million in the three months ended March 31, 2007, compared to the same period in the previous year. Decreases contributing to this quarter-over-quarter reduction include: salaries, benefits, and other employee expenses ($1.6 million) associated with the employee restructuring; consulting and outside services ($0.9 million); travel expense ($0.1 million); and a reduction in share-based compensation expense ($0.1 million). These were partially offset by increases in rent expense ($0.9 million) as the result of a one-time 2006 lease modification agreement, bank fees, licenses and taxes ($0.2 million), and bad debt expense ($0.5 million).
Product development
Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services, and depreciation for related equipment used in product development.
Product development costs decreased $0.4 million for the three months ended March 31, 2007, as compared to the same period in the previous year. Decreases were in the following categories: salaries, benefits and other employee expenses ($0.6 million); bank fees, licenses, and taxes ($0.1 million); and share-based compensation expense ($0.1 million). These decreases were offset by increases in technology related expenses ($0.4 million) primarily attributed to a one-time credit recorded in 2006. Throughout 2006 and into 2007, the Company has been active in streamlining costs associated with redundant processes and procedures within the Product Development department.
Amortization
Amortization expense recorded in the first three months of 2007 was $1.2 million compared to $2.2 million recorded in the same period in the prior year. This decrease is attributed to a reduction in our intangible asset base eligible for amortization as a result of impairment analysis and expense in prior periods.
Interest Income, Net
Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income was $0.2 million in the three months ended March 31, 2007, and $0.2 million in the same period in 2006.
Income Taxes
During the three months ended March 31, 2007 and 2006, the following tax expense (benefit) was recorded (in millions):

	For the Three Months Ended March 31,
	2007	2006
Pretax Loss	$(5,138)	$(3,593)
Tax Expense / (benefit)	$184	$227
Effective tax rate	NM	NM

NM — not meaningful
The income tax expense of $0.2 million recorded for the three months ended March 31, 2007, relates to the state income taxes associated with our US based entities located in New Jersey (state income tax) and New York (franchise tax).
The income tax expense of $0.2 million recorded for the three months ended March 31, 2006, relates primarily to foreign income taxes and differs from the expected tax benefit that would be calculated by applying the federal statutory rate to loss before income taxes primarily due to increases in valuation allowance for deferred tax assets attributable to domestic and foreign losses from continuing operations.

Net Income (Loss)
As a result of the factors described above, for the three months ended March 31, 2007, we generated a net loss of $5.3 million, or a loss of $0.17 per basic share. In the same period in 2006, we generated a net loss of $3.8 million, or a loss of $0.12 per basic share.
Weighted average common shares used in the earnings per share computation increased 0.1 million shares from 31.4 million shares for the year ended December 31, 2006, to 31.5 million for the three months ended March 31, 2007. This increase is attributed to shares issued related to the vesting of restricted stock units, and, to a lesser extent, the exercise of stock options.
Impact of Foreign Currency Translation
Our international net revenues were $14.0 million and $20.3 million for the three month periods ending March 31, 2007 and 2006, respectively. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the U.S. dollar strengthens against foreign currencies.
During the first quarter of 2007, the U.S. Dollar weakened slightly against the British Pound and strengthened slightly against the Euro. If the exchange rates used in the financial statements had not changed from December 31, 2006, our net revenues for the three month period ended March 31, 2007 would have been approximately $0.1 million higher than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2006, cost of services and operating expenses for the three months ended March 31, 2007, would have been $0.1 million higher than we reported.
LIQUIDITY AND CAPITAL RESOURCES
On May 4, 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $10 million of our common stock. During the three months ended March 31, 2007, the Company did not acquire any shares under this stock repurchase program. This stock repurchase plan expired on May 3, 2007. In total, the Company acquired 314,900 shares under this stock repurchase program for approximately $0.9 million.
As of March 31, 2007, the Company had a total cash, cash equivalents, and short-term investment position of $21.4 million, which was comprised entirely of cash and cash equivalents. This represents an $8.2 million or 27.7% decrease from the total cash and investment position of $29.6 million at December 31, 2006, which also was comprised entirely of cash and cash equivalents.
Operating Activities
Net cash used in operations totaled $7.6 million in the first quarter of 2007. The main components of this activity included the loss from operations, the timing of the bonus payouts related to the 2006 bonus plan, as well as, the cash impact related to the restructuring charge and related severance payments that occurred during the quarter. With respect to the loss from operations, we experienced a continuation of the decline in gross margins related to our European division partially attributed to the approximate 31.0% revenue decline recorded in the period ended March 31, 2007, as compared to the same period in 2006. This decline in gross margin, both domestically and internationally, is partially attributed to the decreases in our average revenue per click as discussed in the above revenue section. Beginning in fiscal year 2004 and continuing to 2005 and 2006 and into the first quarter of 2007, we have experienced declines in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; the effects of increased competition; and the nexus between the five.

Net cash provided by operating activities totaled $3.2 million during the three months ended March 31, 2006. Throughout the first quarter of 2006, we had better collections in accounts receivable, which accounted for an inflow of $1.7 million. In addition, our cash balance increased as there were lower payments on accounts payable, accrued expenses, and other liabilities of $1.3 million. The effect of these were partially offset by a decrease in deferred revenue of $0.2 million due to the fact that advertisers paid us less cash in advance of receiving click-throughs.
Investing Activities
Net cash used in investing activities totaled approximately $0.2 million during the three months ended March 31, 2007. The activity in the short-term investment account, net of gain or loss, resulted in a neutral position as short-term investments were liquidated into cash and cash equivalents as of March 31, 2007, similar to their liquidity status at December 31, 2006. Cash was used in investing activities to purchase capital assets associated with network expansion and to develop internally generated software for use in the business ($0.2 million).
Net cash used in investing activities totaled approximately $16.7 million during the three month period ended March 31, 2006. The primary use of cash was for net purchases of short-term investments ($14.0 million), capital expenditures for equipment, furniture and fixtures ($1.6 million), and a payment made on the earnout related to the acquisition of MIVA Direct ($1.1 million).
Financing Activities
Net cash used in financing activities totaled $0.4 million during the three months ended March 31, 2007. The activity in this category consisted of a payment to FAST Search and Transfer of $0.4 million related to our perpetual software license agreement.
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
Despite the negative operating performance recorded in 2006, and into the first three months of 2007, we currently anticipate that our cash and cash equivalents as of March 31, 2007 will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. On May 6, 2004, we filed a registration statement on Form S-3 with respect to the possible future issuance of up to 6 million shares of our authorized but unissued common stock from time to time. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.
Restructuring
On February 8, 2007, we announced a restructuring plan aimed at reducing our overall cost structure and resulting in an expected future annualized operating expense reduction of approximately $10.0 million. We have recorded $3.1 million in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses. Management developed a formal plan that included the identification of approximately 20% workforce reduction, all of which will involve cash payments to be complete by the end of April 2008. This reduction was communicated to the affected employees during the beginning of February 2007.
Critical Accounting Policies and Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2007 include:
•	Revenue

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Purchase Accounting

•	Impairment Evaluations

•	Share-Based Compensation

•	Legal Contingencies
In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.
During the three months ended March 31, 2007, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed by us with the SEC on March 16, 2007.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:
•	revenue;

•	primary operating costs and expenses;

•	capital expenditures;

•	operating lease arrangements;

•	evaluation of possible acquisitions of, or investments in business, products and technologies;

•	sufficiency of existing cash and investments to meet operating requirements; and

•	expected future annualized operating expense reductions from our restructuring.

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s past results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Foreign Currency Risk
International revenues accounted for approximately 32.4% and 45.8% of total revenues during the three month periods ended March 31, 2007 and 2006, respectively. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.
Our international operations are subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of its parent company or different subsidiaries result in gains and losses that are reflected in our consolidated statements of operations. The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2007, was a net translation adjustment of approximately $0.02 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive income.
Interest Rate Risk
Our exposure to market rate risk for changes in interest rates has been primarily due to our short-term investment portfolio. We have a prescribed methodology whereby we invest excess cash in debt instruments of government agencies and high quality corporate issuers. Our portfolio is reviewed on a periodic basis and adjusted, as appropriate.
Item 4. Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of March 31, 2007.

As disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, as of December 31, 2006, we had identified the following material weaknesses in our internal control over financial reporting:
•
Insufficient controls over the completeness, accuracy, and existence of its Technical Equipment. Specifically, the controls over completeness, accuracy, and existence were not formally documented to assure the review and approval of technical equipment assets at the time of receipt. Additionally, the inventory of technical equipment assets placed in service in prior years was not completely reconciled. This control deficiency could result in a misstatement of technical equipment assets that could result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

•
Insufficient controls over the system administration responsibilities within the payroll function. Specifically, the controls over access, authorization, and review were not adequately segregated as it related to the Company’s third party payroll process. This control deficiency did not result in adjustments to the 2006 interim or annual consolidated financial statements. This control deficiency represents a weakness with respect to our anti-fraud programs and controls to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Remediation
During the first quarter 2007, our management implemented remediation plans and took actions designed to address each of the material weaknesses in internal control over financial reporting described above. As of May 10, 2007, we have made progress toward developing an effective internal control system by completing a number of steps, including, by way of example, the following:
•
Technical Equipment — Management initiated a more stringent receiving protocol to ensure steps towards remediation are addressed. In addition, an action plan has been developed that is designed to ensure reconciliations are completed in a timely manner in 2007;

•	Payroll — Management has reassigned conflicting job responsibilities to ensure remediation is completed in 2007;

•
Treasury Functions — Management has completed both the domestic and international transition of all banking functions to a new global financial service provider. This new service provider offers increased functionality, compliance, and security as part of their customer service offerings;

We are continuing our review of the remediation actions taken to date to improve our internal control over financial reporting. However, there has been insufficient time to ensure that the newly designed controls are adequate and operating effectively to mitigate the listed material weaknesses. We intend to continue assessing the effectiveness of our remediation efforts and to correct all material weaknesses in internal controls, as well as deficiencies and significant deficiencies that may be identified. We cannot provide you with any assurance as to when the material weaknesses identified above will be fully remediated.
Except as described above, we have made no change to our internal control over financial reporting in connection with our first quarter 2007 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings
Cisneros Litigation
On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against MIVA and others in its sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. On May 9, 2005, Judge Kramer struck three of the restitution claims asserted by Plaintiffs for money lost by licensed gambling operators, such as Indian tribes, as well as the purported claims on behalf of the State of California for taxes and other state revenues allegedly lost by the State of California as result of online gambling. On October 11, 2005, Judge Kramer held a bifurcated trial on the issue of whether California public policy and the doctrine of in pari delicto are defenses to Plaintiffs’ claims for restitution for the gambling losses Internet gamblers purportedly incurred on Internet gambling sites, and Judge Kramer ruled that California public policy barred Plaintiffs’ claim for restitution. On April 13, 2007 the Court ruled that Plaintiffs cannot obtain disgorgement of revenues earned from ads for online gaming. The remaining issue is whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming. In addition, three of MIVA’s industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against MIVA for costs incurred as a result of such claims arising from transactions with MIVA, and MIVA entered into an agreement with one of these industry partners to resolve such claims. Subsequently the partner with which MIVA entered into an agreement was dismissed from the litigation. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
Lane’s Gifts and Collectibles Litigation
On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against MIVA and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc. and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs’ claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals who allegedly “were overcharged for [pay per click] advertising,” and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, and other remedies.
Two plaintiffs — Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims upon which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google, Yahoo, and certain other co-defendants in the case who were customers of Google and Yahoo have reached settlement terms with the plaintiffs that have been approved by the Court. The court has stayed the case as to the remaining defendants, including MIVA, to allow them to continue settlement discussions with the plaintiffs, which are ongoing.
We believe we have strong defenses to the plaintiffs’ claims and that our motions to dismiss are well founded. We have not assessed the amount of potential damages involved in plaintiffs’ claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. An industry participant is a codefendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies. We have agreed to defend and indemnify the codefendant in accordance with the terms of our contract with them. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

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
On December 28, 2005, the Court granted Defendants’ motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss. The Court denied Defendants’ motion to dismiss as to certain statements relating to (1) removal of traffic sources, (2) spyware, (3) implementation of screening policies and procedures, and (4) amounts of traffic purchased from distribution partners. On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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
On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved. On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above. On January 11, 2006, the Court lifted the stay imposed on August 31, 2005. On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. On March 15, 2007, Defendants’ motion to dismiss in the shareholder class action was granted in part and denied in part. On March 29, 2007, Defendants filed a notice of entry of the March 15, 2007 order from the shareholder class action. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
Payday Advance Plus, Inc.
On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. On May 12, 2006, MIVA moved to dismiss the Complaint. In an order dated March 12, 2007, the Court denied MIVA’s motion to dismiss the plaintiff’s breach of contract claim but granted the motion as it related to the remainder of the plaintiff’s claims. On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com.

The amended complaint asserts only a claim for breach of contract claim against MIVA. MIVA denies liability and believes it has strong defenses to the plaintiff’s claims. We have not assessed the amount of potential damages involved in plaintiff’s claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.
Comet Systems Inc.
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
No accruals for potential losses for litigation are recorded as of March 31, 2007, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.
Item 1A. Risk Factors
We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.
Risks Related to Our Business
Certain members of our management team and many of our employees have recently joined us and must be integrated into our operations.
As of March 31, 2007, we had 346 full-time employees. Some of our new employees include certain key managerial, technical, financial, marketing, and operations personnel, including our Chief Financial Officer and Chief Administrative Officer who joined the company on December 15, 2006, and our Chief Executive Officer, who joined the company on September 6, 2005, as COO and was named CEO on April 6, 2006. Some of our new employees may not yet have been fully integrated into our operations. We expect to add additional key personnel in the near future. Additionally, on April 3, 2006, our Board of Directors appointed a new non-executive Chairman and a new President. Our failure to attract and fully integrate our new employees into our operations or successfully manage and retain such employees could have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to an Investment in Our Common Stock
Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.
As of March 31, 2007, we had stock options outstanding to purchase a total of 3.4 million shares at an average weighted price of $7.70 per share under our stock incentive plans. On October 19, 2005, we entered into Option Cancellation Agreements and Restricted Stock Unit Agreements with certain officers and directors. As a result of these agreements, options to purchase approximately 1.3 million shares of our stock were cancelled and 0.9 million restricted stock units, each of which represents a contingent right to receive one share of our common stock, were issued to such officers and directors. Additionally, 118,593 restricted stock units were granted to an officer/director and a director on October 19, 2005. On June 14, 2006, we granted additional restricted stock units to certain members of our Board of Directors in the adopted Policy for Compensation for Independent Members of the Board of Directors.

At the Company’s annual meeting, which was held on August 16, 2006, stockholders of the Company approved the 2006 Stock Award and Incentive Plan (“Plan”). This Plan, among other things, increases by 2.0 million the number of shares of common stock available for equity awards. Under the Plan, no further awards are to be granted under the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan, although any outstanding awards under those plans continue in accordance with their terms.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 4, 2006, our Board of Directors approved a stock repurchase program that authorizes us to repurchase up to $10 million of our common stock. During the three months ended March 31, 2007 we did not purchase shares under this program and this stock repurchase plan expired on May 3, 2007, with no additional shares being acquired. In total, the Company acquired 314,900 shares under this stock repurchase program for approximately $0.9 million. During the three months ended March 31, 2007, we did purchase treasury shares in connection with cashless stock option exercises as described within the table below.

	Issuer Purchases and other Acquisitions of Equity Securities
	Total			Total Number of		Approximate Dollar
	Number of		Average	Shares Purchased		Value of Shares that
	Shares		Price Paid	as Part of Publicly		May Yet be Purchased
	Purchased		per Share	Announced Program		Under the Program
Period						$9,112,652
January 1, 2007 through Jan. 31, 2007	1,507		$4.35	N/A		9,112,652
February 1, 2007 through Feb. 28, 2007	1,507		4.35	N/A		9,112,652
March 1, 2007 through March 31, 2007	255,664		4.40	N/A		9,112,652

Total	258,678	(1)		—	(2)

(1)
Of this amount, 253,779 shares were purchased by us from shares remitted to us to satisfy the withholding taxes of certain former officers payable in connection with cashless exercises of their stock options during the quarter, and 4,899 shares were purchased by us from shares remitted by our non-employee directors upon the vesting of their restricted stock units to satisfy withholding taxes.

(2)	During quarter ended March 31, 2007, the Company did not repurchase other shares as treasury shares under the May 4, 2006 Board approved plan.
Item 6. Exhibits
See Index of Exhibits.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: May 9, 2007	By:	/s/ Lowell W. Robinson
Lowell W. Robinson
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description
10.1+	a	Description of the Material Terms of the 2007 Bonus Program for MIVA, Inc.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Footnote References:

a.	Previously filed as Exhibit 10.1 to the Company’s Form 8-K dated March 27, 2007, and incorporated herein by reference.

+	Management compensatory contract or plan.