Form 10-Q
period 2007-06-30
MIVA, INC.
filed 2007-08-08
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 33,860,105 shares of the Registrant’s Common Stock outstanding on July 31, 2007.

FORM 10-Q
MIVA, Inc.

MIVA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$23,896	$29,588
Accounts receivable, less allowances for doubtful accounts of $940 and $1,299, respectively	17,617	20,654
Deferred tax assets	60	60
Income tax receivable	474	1,471
Prepaid expenses and other current assets	2,630	1,634

Total current assets	$44,677	$53,407

PROPERTY AND EQUIPMENT, NET	12,072	15,446
INTANGIBLE ASSETS
Goodwill	14,743	28,566
Vendor agreements, net	1,511	1,704
Other intangible assets, net	5,067	6,098
OTHER ASSETS	1,103	1,081

Total assets	$79,173	$106,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,467	$14,829
Accrued expenses	13,655	15,599
Deferred revenue	3,377	3,210
Current portion of long-term debt	690	1,360

Total current liabilities	$26,189	$34,998

OTHER LONG-TERM LIABILITIES	1,142	395

Total liabilities	$27,331	$35,393

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 33,921 and 32,805, respectively; outstanding 32,211 and 31,512, respectively	34	33
Additional paid-in capital	264,578	259,353
Treasury stock; 1,710 and 1,293 shares at cost, respectively	(6,638)	(4,744)
Accumulated other comprehensive income	5,604	5,548
Deficit	(211,736)	(189,281)

Total stockholders’ equity	51,842	70,909

Total liabilities and stockholders’ equity	$79,173	$106,302

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$39,595	$41,422	$82,751	$85,834
Cost of services	18,789	21,413	39,137	42,845

Gross profit	20,806	20,009	43,614	42,989

Operating expenses
Marketing, sales, and service	13,260	13,801	26,125	25,706
General and administrative	7,379	12,178	16,549	22,617
Product development	1,632	2,373	3,462	4,597
Amortization	1,228	2,258	2,463	4,452
Impairment loss on goodwill and other intangible assets	14,006	63,680	14,006	63,680
Restructuring Charges	22	—	3,079	—

Total operating expenses	37,527	94,290	65,684	121,052

Loss from operations	(16,721)	(74,281)	(22,070)	(78,063)
Interest income, net	53	207	211	373
Exchange rate gain	195	67	248	90

Loss before provision for income taxes	(16,473)	(74,007)	(21,611)	(77,600)

Income tax expense (benefit)	(36)	(1,026)	148	(799)

Net loss	$(16,437)	$(72,981)	$(21,759)	$(76,801)

Loss per share
Basic	$(0.52)	$(2.29)	$(0.69)	$(2.44)

Diluted	$(0.52)	$(2.29)	$(0.69)	$(2.44)

Weighted-average number of common shares outstanding
Basic	31,765	31,830	31,677	31,511

Diluted	31,765	31,830	31,677	31,511

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities

Net loss	$(21,759)	$(76,801)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities Provision for (recoveries of) doubtful accounts	(101)	(767)
Depreciation and amortization	5,024	7,190
Impairment loss on goodwill and other intangible assets	14,006	63,680
Equity based compensation	3,009	4,969
Deferred income tax expense	—	(293)
Changes in operating assets and liabilities
Accounts receivable	3,321	2,931
Income taxes receivable	995	5,085
Prepaid and other current assets	(967)	(411)
Deferred revenue	130	(290)
Accounts payable, accrued expenses and other liabilities	(8,512)	(1,038)

Net Cash Provided by (used in) Operating Activities	(4,854)	4,255

Cash Flows from Investing Activities
Purchase of short-term investments	—	(49,661)
Proceeds from sale of short-term investments	—	36,137
Purchase of businesses, net of cash acquired	—	(2,795)
Purchase of capital items including internally developed software	(371)	(4,027)

Net Cash Provided by (used in) Investing Activities	(371)	(20,346)

Cash Flows from Financing Activities

Payments made on software license obligation	(700)	(700)
Purchase of treasury stock	—	(289)
Proceeds received from exercise of stock options and warrants	462	1,295

Net Cash Provided by (used in) Financing Activities	(238)	306

Effect of Foreign Currency Exchange Rates	(229)	708

(Decrease) / Increase in Cash and Cash Equivalents	(5,692)	(15,077)

Cash and Cash Equivalents, Beginning of Period	29,588	38,436

Cash and Cash Equivalents, End of Period	$23,896	$23,359

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
NOTE A — NATURE OF BUSINESS
MIVA, Inc., together with its wholly-owned subsidiaries, collectively, (the “Company”, “we”, “us” or “MIVA”) is a leading online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of MIVA-owned consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
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
NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.
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
Comprehensive Income (Loss)
Total comprehensive income (loss) is comprised of net income (loss) and net foreign currency translation adjustments. Total comprehensive loss for the three and six months ended June 30, 2007, was $(16.3) million and $(21.8) million, respectively. Comprehensive loss for the three and six months ended June 30, 2006, was $(68.6) million and $(71.5) million, respectively. The difference between comprehensive income (loss) and net income (loss) is the direct result of foreign currency translation adjustments.

Cost of Services
The Company’s cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other directly related expenses associated with the production and usage of MIVA Media that includes our third party patent license royalty payments.
Advertising Costs
Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred advertising costs for the three and six months ended June 30, 2007, of $9.5 million and $17.6 million, respectively. Advertising costs for the three and six months ended June 30, 2006, was $7.6 million and $13.8 million, respectively. The majority of these costs were spent by MIVA Direct to promote its desktop consumer software products.
Income Taxes
Income taxes are accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” Under SFAS 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.
New Accounting Pronouncements
In September 2006, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”) was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of SFAS 157 on its financial condition and results of operations.
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
During the second quarter of 2007, as is done each quarter, our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects. Our MIVA Media Europe division’s forecasts were particularly negatively affected by the continuation of reduced traffic generated by our distribution partners; slower than anticipated deployment of new services; and other factors. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other long-lived assets at MIVA Media Europe were impaired.

The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill was impaired. We then performed, with the assistance of an independent third-party appraiser, the second step of the impairment analysis and recorded an estimated non-cash impairment charge of approximately $14.0 million to reduce the carrying value of goodwill to its implied fair value. As part of the two step analysis required, the implied fair value of goodwill was determined through the allocation of the fair value to the underlying assets and liabilities, and a non-cash impairment charge of $14.0 million was recorded to adjust the carrying value of goodwill to its fair value. This non-cash charge was recorded at MIVA Media Europe and after this impairment charge, MIVA Media Europe has no remaining goodwill.
The final measurement of the impairment has yet to be completed; therefore as permitted by SFAS 142, the estimated impairment charge represents management’s current best estimate as to the actual impairment, which may be higher or lower than the estimated charge. Upon finalization of the actual impairment charge in the third quarter of 2007, the Company will record any resulting increase or decrease to the estimated charge.
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

We will continue to assess the potential of impairment for goodwill, intangibles assets, and other long-lived assets in future periods in accordance with SFAS 144 and SFAS 142. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.
NOTE D — ACCOUNTING FOR SHARE-BASED COMPENSATION
In 2007, the Company granted share-based compensation in the form of restricted stock units (“RSUs”) to selected individuals within the management team, as compared to prior year stock option grants. For the three and six months ended June 30, 2007, our total share-based employee expense consisted of existing stock option expense of $0.5 million and $1.2 million, and restricted stock unit expense, net of adjustment, of $0.4 million and $1.8 million, respectively. Included within these totals is a net $0.2 million in restricted stock unit expense and $0.2 million in stock option expense that is recorded in our restructuring line expense since it relates to terminated employees. For the comparable periods in 2006, the stock option expense was $1.0 million and $2.1 million, respectively. Additionally, we recorded restricted stock unit expense of $2.3 million and $2.9 million for the three and six month periods ended June 30, 2006.
As a result of adopting SFAS 123R on January 1, 2006, our loss before income taxes and net loss for the three and six months ended June 30, 2007 is $0.5 million and $1.2 million higher, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share would have been $0.50 and $0.65 for the three and six months ended June 30, 2007 if we had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $0.52 and $0.69, respectively.
As a result of adopting SFAS 123R on January 1, 2006, our loss before income taxes and net loss for the three and six months ended June 30, 2006 is $1.0 million and $2.1 million higher, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share would have been $2.26 and $2.37 for the three and six months ended June 30, 2006 if we had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $2.29 and $2.44, respectively.
Stock option activity under the plans during the three and six months ended June 30, 2007, is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price
Options outstanding at December 31, 2006	3,969	$7.36
Granted	—	—
Exercised	(277)	4.00
Forfeited	(107)	4.88
Expired	(188)	7.59

Options outstanding at March 31, 2007	3,397	$7.70

Granted	—	—
Exercised	(626)	1.81
Forfeited	(106)	5.14
Expired	(18)	10.93

Options outstanding at June 30, 2007	2,647	$9.17

The following table summarizes information as of June 30, 2007, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of Options	Contractual	Price	of Options	Price
Range of Exercise Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable
$1.00 - $3.00	152	4.6	$2.64	30	$1.80
$3.01 - $6.00	1,703	7.2	4.95	974	4.99
$6.01 - $14.00	91	6.9	10.31	65	10.47
$14.01 - $27.72	701	6.9	20.69	679	20.84

	2,647		$9.17	1,748	$11.30

As of June 30, 2007, unrecognized compensation expense related to stock options totaled approximately $2.2 million, which will be recognized over a weighted average period of 2.37 years.
The new share-based activity for the three and six months ended June 30, 2007 and 2006 is summarized below (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Stock options granted — new	—	68	—	1,076
Stock option expense — new	—	$13	—	$397
Restricted stock units — new	89	—	1,855	—
Restricted stock unit expense — new	$6	—	$728	—
The Company did not grant stock options during the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006, for purposes of establishing the amount of expense to be recorded, the fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model as follows:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Volatility	78.9%	86.8%
Risk-free rate	5.0%	4.5%
Expected life	5.0 Years	4.9 Years

The restricted stock unit activity for the three and six months ended June 30, 2007, is summarized below (in thousands):

Restricted
Stock Units
Balance, December 31, 2006	424
Granted	1,796
Vested	(90)
Forfeited	(262)
Expired	—

Balance, March 31, 2007	1,868

Granted	89
Vested	(98)
Forfeited	(32)
Expired	—

Balance, June 30, 2007	1,827

NOTE E — RESTRUCTURING
May 2007 Restructuring
On May 11, 2007, the Company entered into a master services agreement with Perot Systems Corporation (the “Master Services Agreement”), pursuant to which the Company outsources certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.
The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms. Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement are expected to be approximately $41.8 million. As of June 30, 2007, the Company has incurred approximately $0.3 million of operating expenses for services received under the agreement.
As a result of the Master Services Agreement, the Company’s active employee base is expected to decline by approximately 50 employees and the full workforce reduction is expected to be completed by the end of September 2007. Approximately 29 MIVA, Inc., employees transitioned to become employees of Perot Systems as a result of this agreement.
With respect to the workforce reductions, the Company incurred total restructuring charges related to one-time employee severance ($0.2 million) and related costs ($0.3 million) of approximately $0.5 million in the quarter ended June 30, 2007. The related costs were attributed to legal fees incurred as part of both the February and May restructuring plans.
Cash payments in connection with these workforce reductions will be completed by August 2007.
February 2007 Restructuring
On February 8, 2007, the Company announced a restructuring plan aimed at reducing the overall cost structure of the Company. The Company initially recorded $3.1 million (adjusted to $2.8 million in the quarter ended June 30, 2007) in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses. Management developed a formal plan that included the identification of a workforce reduction totaling 56 employees, all of which involved cash payments of approximately $0.5 million made in April 2007 and approximately $0.5 million to be paid by the end of April 2008.

The following table summarizes the activity with respect to the May 11, and February 8, 2007, restructuring charges (in thousands):

	Employee	Other
	Severance	Charges	Total
Charge recorded in 1st Quarter 2007	$3.0	$0.1	$3.1

Cash payments in 1st Quarter 2007	(1.4)	—	(1.4)
Share based compensation in 1st Quarter 2007	(0.7)	—	(0.7)

Remaining reserve at March 31, 2007	$0.9	$0.1	$1.0

Cash Payments in 2nd Quarter 2007	(0.4)	(0.4)	(0.8)
Adjustment to 1st Qtr Charge (Severance)	(0.2)	—	(0.2)
Charge for May 11, 2007 restructuring	0.2	0.3	0.5

Remaining reserve at June 30, 2007	$0.5	$—	$0.5

All actions under the February 8, 2007 restructuring plan were completed by May 31, 2007. Cash payments in connection with the plan will be completed by April 2008. The $0.5 million restructuring charge reserve is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2007.
NOTE F — INTANGIBLE ASSETS
The balance in intangible assets as of June 30, 2007, consists of the following (in thousands, except years):

				Weighted Average
	Gross Carrying	Accumulated	Net	Useful Economic
	Amount	Amortization	Carrying Amount	Life
				(Years)
Vendor agreements	$2,707	$(1,196)	$1,511	4
Developed technology	8,776	(5,246)	3,530	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	970	(567)	403	5
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,430	$(7,109)	$21,321

The balance in intangible assets as of December 31, 2006, consisted of the following (in thousands, except years):

				Weighted
				Average
	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Economic
	Amount	Amortization	Amount	Life
				(Years)
Vendor agreements	$2,707	$(1,003)	$1,704	4
Developed technology	8,776	(4,245)	4,531	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	961	(528)	433	5
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	28,566	—	28,566	Indefinite

	$42,244	$(5,876)	$36,368

Changes in the carrying amount of intangible assets for the three and six months ended June 30, 2007, are as follows (in thousands):

	Performance	Merchant
	Marketing	Services	Total
Balance as of January 1, 2007	$36,368	$—	$36,368
Amortization	(597)	—	(597)
Foreign currency translation adjustments	10	—	10

Balance as of March 31, 2007	$35,781	$—	$35,781

Impairment Charge	(14,006)	—	(14,006)
Amortization	(636)	—	(636)
Foreign currency translation adjustments	182	—	182

Balance as of June 30, 2007	$21,321	$—	$21,321

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. In the second quarter of 2005, events occurred that reduced our expectations of the businesses acquired in 2004, primarily as the result of reduced traffic generated by our distribution partners at MIVA Media and a lower-than-expected profitability at our MIVA Direct and MIVA Small Business divisions. Therefore, indicators of goodwill and other intangible asset impairment existed, and we performed the impairment tests as prescribed by SFAS 144 and SFAS 142. As a result of this, the Company recorded an impairment charge of $118.9 million in the quarter ended June 30, 2005.
As more fully described in Note C, we performed similar impairment tests in the quarters ended June 30, 2007 and 2006, and recorded an impairment charge of $14.0 million and $63.7 million, respectively. The most recent impairment charge removed all recorded goodwill within our MIVA Media Europe division.
Should operating results for the remainder of 2007 or future periods fall short of the updated projections, further impairments of the remaining domestic based goodwill and other intangible assets could be required.

As of June 30, 2007, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2007	$1,222
2008	2,446
2009	980
2010	446
2011	221
Thereafter	129

$5,444

NOTE G — EQUITY AND PER SHARE DATA
We incurred a loss for the six months ended June 30, 2007. As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations was 2.3 million shares with a range of exercise prices between $4.52 and $23.42 for the six months ended June 30, 2007.
The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Weighted-average number of common shares outstanding — basic	31,765	31,830	31,677	31,511
Dilution from stock options, warrants, and restricted stock units	—	—	—	—

Weighted-average number of common shares and potential common shares outstanding — diluted	31,765	31,830	31,677	31,511

NOTE H — LITIGATION
Cisneros Litigation
On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against MIVA and others in its sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. On May 9, 2005, Judge Kramer struck three of the restitution claims asserted by Plaintiffs for money lost by licensed gambling operators, such as Indian tribes, as well as the purported claims on behalf of the State of California for taxes and other state revenues allegedly lost by the State of California as result of online gambling. On October 11, 2005, Judge Kramer held a bifurcated trial on the issue of whether California public policy and the doctrine of in pari delicto are defenses to Plaintiffs’ claims for restitution for the gambling losses Internet gamblers purportedly incurred on Internet gambling sites, and Judge Kramer ruled that California public policy barred Plaintiffs’ claim for restitution. On April 13, 2007 the Court ruled that Plaintiffs cannot obtain disgorgement of revenues earned from ads for online gaming. The remaining issue is whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming. In addition, three of MIVA’s industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against MIVA for costs incurred as a result of such claims arising from transactions with MIVA, and MIVA entered into an agreement with one of these industry partners to resolve such claims. Subsequently the partner with which MIVA entered into an agreement was dismissed from the litigation, as well as several additional of MIVA’s co-defendants. In addition, Plaintiff Cisneros has been voluntarily dismissed from the case, but two plaintiffs remain. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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
On December 28, 2005, the Court granted Defendants’ motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss. The Court denied Defendants’ motion to dismiss as to certain statements relating to (1) removal of traffic sources, (2) spyware, (3) implementation of screening policies and procedures, and (4) amounts of traffic purchased from distribution partners. On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration. On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent. The Court requested additional briefing on the scienter issue. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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
On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved. On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above. On January 11, 2006, the Court lifted the stay imposed on August 31, 2005. On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. On March 15, 2007, Defendants’ motion to dismiss in the shareholder class action was granted in part and denied in part. On March 29, 2007, Defendants filed a notice of entry of the March 15, 2007 order from the shareholder class action. On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff’s counsel that the case is due to be reopened. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
Payday Advance Plus, Inc.
On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. On May 12, 2006, MIVA moved to dismiss the Complaint. In an order dated March 12, 2007, the Court denied MIVA’s motion to dismiss the plaintiff’s breach of contract claim but granted the motion as it related to the remainder of the plaintiff’s claims. On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com. The amended complaint asserts only a claim for breach of contract claim against MIVA. MIVA denies liability, believes it has strong defenses to the plaintiff’s claims, and intends to defend the claims vigorously. We have not assessed the amount of potential damages involved in plaintiff’s claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors
Comet Systems Inc.
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
Other Litigation
We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management; the ultimate outcome of each such proceeding is not expected to have a material adverse effect on our financial position or the results of our operation.
No accruals for potential losses for litigation are recorded as of June 30, 2007, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.

NOTE I — COMMITMENTS AND CONTINGENCIES
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
We have minimum contractual payments as part of our Master Services Agreement described in Note E.
We have contractual obligations regarding future minimum payments under non-cancelable operating leases, guaranteed distributor payments, a royalty agreement, and the Master Services Agreement, which consisted of the following at June 30, 2007 (in thousands):

		Guaranteed
		Distribution		Masters
	Operating	Partner	Royalty	Services
	Leases	Payments	Agreement	Agreement
2007	$1,365	$346	$400	$4,400
2008	2,662	—	800	7,490
2009	2,568	—	800	5,930
2010	2,660	—	600	5,540
2011	1,940	—	—	5,430
Thereafter	3,175	—	—	13,030

	$14,370	$346	$2,600	$41,820

NOTE J — SEGMENT INFORMATION
We currently report our results in two operating segments, performance marketing and merchant services. In the three and six months ended June 30, 2007 and 2006, the merchant services segment did not meet the quantitative thresholds that require separate information to be reported. However, information identifying results for the performance marketing and merchant services segments are as follows (in thousands):

	Performance	Merchant
	Marketing	Services	Total
Three Months Ended June 30, 2007
Revenue	$39,174	$421	$39,595
Operating loss	(16,624)	(97)	(16,721)
Net loss	(16,340)	(97)	(16,437)
Total assets	79,008	165	79,173

	Performance	Merchant
	Marketing	Services	Total
Six Months Ended June 30, 2007
Revenue	$81,861	$890	$82,751
Operating loss	(21,847)	(223)	(22,070)
Net loss	(21,536)	(223)	(21,759)
Total assets	79,008	165	79,173

	Performance	Merchant
	Marketing	Services	Total
Three Months Ended June 30, 2006
Revenue	$41,003	$419	$41,422
Operating loss	(73,914)	(367)	(74,281)
Net loss	(71,626)	(1,355)	(72,981)
Total assets	117,439	383	117,822

	Performance	Merchant
	Marketing	Services	Total
Six Months Ended June 30, 2006
Revenue	$84,935	$899	$85,834
Operating loss	(77,345)	(718)	(78,063)
Net loss	(75,094)	(1,707)	(76,801)
Total assets	117,439	383	117,822
Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived Assets
Three Months Ended June 30, 2007
United States	$28,481	$30,889
United Kingdom	4,582	3,394
Other International	6,532	213

Total	$39,595	$34,496

	Revenues	Long-Lived Assets
Six Months Ended June 30, 2007
United States	$58,144	$30,889
United Kingdom	11,643	3,394
Other International	12,964	213

Total	$82,751	$34,496

	Revenues	Long-Lived Assets
Three Months Ended June 30, 2007
United States	$23,715	$37,047
United Kingdom	9,040	17,076
Other International	8,667	1,180

Total	$41,422	$55,303

	Revenues	Long-Lived Assets
Six Months Ended June 30, 2007
United States	$47,782	$37,047
United Kingdom	19,186	17,076
Other International	18,866	1,180

Total	$85,834	$55,303

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

NOTE K — INCOME TAXES
Income Tax Expense
Income tax expense for the three and six months ended June 30, 2007, was $0.0 million and $0.1 million. This income tax expense recorded for the three and six months ended June 30, 2007, relates to foreign taxes and the state income taxes associated with our US based entities.
Income taxes for the three and six months ended June 30, 2006 reflected benefits of $1.0 million and $0.8 million, respectively. These benefits result from the reversal of deferred tax liabilities associated with amortizable intangibles written-off as part of the impairment charge in the three months ended June 30, 2006 and income tax benefits from operating losses, offset by valuation allowances provided against deferred tax assets and state income tax expense. These benefits differ from the expected tax benefits that would be calculated by applying the federal statutory rate to losses before income taxes for the aforementioned reasons and from the non-deductibility of that portion of the impairment charge related to goodwill.
The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the mix of that income between foreign and domestic sources, and expected utilization of tax losses, which have a full valuation allowance.
FIN48
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
The Company adopted FIN 48 as of January 1, 2007. This standard modified the previous guidance provided by SFAS 5, “Accounting for Contingencies,” and SFAS 109, “Accounting for Income Taxes for uncertainties related to the Company’s global income tax liabilities.” In connection with this adoption of FIN 48, the Company recorded a net decrease to retained earnings of approximately $0.7 million related to the measurement of a position previously taken with respect to certain transfer pricing adjustments reported on our foreign tax returns. This amount of unrecognized tax benefit did not materially change as of June 30, 2007.
The Company recognized accrued interest and penalties related to these unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had recorded a liability of approximately $0.1 million for interest and penalties. The liability for the payment of interest and penalties did not materially change as of June 30, 2007.
As of January 1, 2007, open tax years in major jurisdictions date back to 2002 due to the taxing authorities’ ability to adjust operating loss carry forwards. No changes in settled tax years have occurred through June 30, 2007.
It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, the Company does not expect the change to have a significant impact on the results of operations or the financial position of the Company.

NOTE L — TREASURY STOCK
In the second quarter of 2007, the Company’s shares held in treasury increased by a total of 158,032 shares or approximately $0.8 million. The main component of this activity was the repurchase of the shares remitted back to the Company in combination with the net issuance of stock option exercises by a former member of the Executive team upon his resignation in May 2007. Also the Company repurchased shares remitted back to the Company by the Board of Directors and selected members of management to satisfy withholding taxes upon the vesting of their restricted stock units during the quarter.
In the first quarter of 2007, the Company’s shares held in treasury increased by a total of 258,678 shares of $1.1 million. The main component of this activity was our repurchase of shares remitted to the Company from cashless stock option exercises by former Company executives amounting to a collective 253,779 shares ($1.1 million), including certain shares remitted to satisfy withholding taxes of the former executives. The remaining difference was our repurchase of shares remitted back to the Company by members of the Board of Directors to satisfy withholding taxes upon the vesting of their restricted stock units during the quarter.
NOTE M — RELATED PARTY TRANSACTIONS
Sebastian Bishop, our President and Chief Marketing Officer, is also a Director of Steakmedia Limited and owns a 2.5% interest in Steakmedia. Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother. We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers. Amounts invoiced to Steakmedia during the three and six months ended June 30, 2007, was approximately $69,157 and $142,683, respectively. For the comparable periods in 2006 the amounts invoiced to Steakmedia was $173,409 and $355,233, respectively.
Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is also the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc. The Company entered into an agreement in November 2005 with Racepoint for public relations professional services. We have paid Racepoint $0 and $62,305 for the three and six month periods for services rendered in 2007. For the three and six months ended June 30, 2006 we paid Racepoint $75,929 and $160,636, respectively, for its services.
NOTE N — SUBSEQUENT EVENT
On August 1, 2007, we entered into a definitive agreement and sold the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million. Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan. Total assets with carrying values of approximately $0.2 million and total liabilities, excluding intercompany payables, with carrying values of approximately $0.3 million as of June 30, 2007 were sold. These carrying values remained substantially consistent with their balances as of the date of the execution of this agreement.

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
Executive Overview
We are a leading online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of MIVA-owned consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 8 million consumers worldwide.
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
Recent Developments
In the second quarter of 2007, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of their reduced revenue trend initially beginning in the middle to latter half of 2006 and continuing into, and throughout, 2007. We anticipate further challenges in the European marketplace in future periods. As a result, we performed an impairment test to determine if the value of that division’s goodwill, intangibles assets and other long-lived assets were recoverable under the provisions of FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”), and FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and it was determined that an impairment existed. Therefore, as provided under the provisions of these statements, we have recorded an estimated non-cash impairment charge of approximately $14.0 million to reduce the carrying value of goodwill to its fair value. For additional information on impairment, refer to footnote C of the unaudited condensed consolidated financial statements. We will continue to evaluate our goodwill, intangible assets, and other long-lived assets for impairment in the future in accordance with SFAS 144 and SFAS 142. Additional impairment charges may be required if revenue and cash flow expectations are further reduced or other circumstances affect our business.
On August 1, 2007, we entered into a definitive agreement and sold the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million. Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan. Total assets with carrying values of approximately $0.2 million and total liabilities, excluding intercompany payables, with carrying values of approximately $0.3 million as of June 30, 2007 were sold. These carrying values remained substantially consistent with their balances as of the date of the execution of this agreement.
On May 23, 2007, we announced the release of our precision network. The Precision Network, which launched in beta in January 2007, complements our existing Core Network and broadens our portfolio of online advertising solutions, which are designed to deliver ads to the right person at the right time. Our Core Network offers broad horizontal distribution through relationships with thousands of third-party websites, helping advertisers to reach an increasingly fragmented consumer audience. Our Precision Network helps advertisers reach targeted consumers through a narrower distribution inside of specific vertical categories.
On May 11, 2007, we entered into a master services agreement with Perot Systems Corporation (the “Master Services Agreement”), pursuant to which we outsource certain of our information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions. The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms. Aggregate fees payable by us to Perot Systems under the Master Services Agreement are expected to be approximately $41.8 million.
As a result of the Master Services Agreement, our active employee base is expected to decline by approximately 50 employees and the full workforce reduction is expected to be completed by the end of September 2007. Approximately 29 MIVA employees transitioned to become employees of Perot Systems as a result of this agreement.
With respect to the workforce reductions, we incurred total restructuring charges in the quarter ended June 30, 2007, related to one-time employee severance ($0.2 million) and related costs ($0.3 million) of approximately $0.5 million.

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
RESULTS OF OPERATIONS
Revenue
During the three months ended June 30, 2007, we recorded revenue of $39.6 million, a decrease of approximately 4.3% from the $41.4 million recorded in the same period in 2006. For the six months ended June 30, 2007, we recorded $82.8 million in revenue compared with $85.8 million for the six months ended June 30, 2006, a decline of 3.5%. A portion of this revenue decline is attributed to a decrease in our average revenue per click. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. Beginning in fiscal year 2004, continuing in 2005 and 2006 and into the second quarter of 2007, we have experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. Additionally, our international revenues have experienced an approximate 35.3% decline in the first half of 2007, as compared to the same period in 2006. These declines in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; the effects of increased competition; and the nexus between the five. Additionally, contributing to our revenue decline is our on-going initiative to pro-actively screen Internet traffic sources to ensure the less desirable and essentially non-converting sources are excluded from our advertiser base in both MIVA Media US and MIVA Media Europe. These decreases have been partially offset by an increase in revenue attributed to our MIVA Direct division. MIVA Direct, as a percentage of total revenue, has increased from approximately 21.3% in the first six months of 2006 to approximately 32.6% in the first six months of 2007.
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
During the six months ended June 30, 2007, one customer of our MIVA Direct division, Google, accounted for approximately 25.2% of our total revenue. In the first six months of 2006, Yahoo!, which was then a MIVA Direct customer, accounted for approximately 18.4% of our total revenue.

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
Additionally, we have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue. For additional information regarding pending litigation, reference Part II Other Information Item 1. Legal Proceedings below.
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
Cost of services decreased in the three and six month periods ended June 30, 2007, compared with the same periods in the previous year primarily due to an overall reduction in the total amounts paid for traffic acquisition costs of $2.3 million and $3.7 million, respectively, to our distribution partners. The majority of our payments to our distribution partners are calculated as a percentage of the revenue generated on the Internet traffic we purchase, and as a result, as revenue declines a corresponding decrease will be realized in our traffic acquisition costs. Cost of services for the three and six month periods ended June 30, 2007 compared to the same periods in 2006 decreased as a percentage of revenue from 51.7% to 47.5% and 49.9% to 47.3%, respectively. This decrease in cost of services as a percentage of revenue is explained by a higher contribution of revenue generated by our MIVA Direct division, which is at a higher gross margin percentage, compared to the same period in the prior year. Additionally, the US generated revenue is increasing in comparison to the European revenue, which contributes to the more favorable margins.

Operating Expenses
Operating expenses for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	For the Three Months Ended June 30,		2007 vs.
	2007	2006	2006
Marketing, sales, and service	$13.3	$13.8	(0.5)
General and administrative	7.4	12.2	(4.8)
Product development	1.6	2.4	(0.8)

Subtotal	$22.3	$28.4	(6.1)

Amortization	1.2	2.3	(1.1)
Impairment loss on goodwill and other intangible assets	14.0	63.7	(49.7)
Restructuring Expense	0.0	—	0.0

Total	$37.5	$94.4	$(56.9)

Operating expenses, as a percent of revenue, for the three and six months ended June 30, 2007 and 2006, were as follows:

	For the Six Months Ended June 30,		2007 vs.
	2007	2006	2006
Marketing, sales, and service	$26.1	$25.7	0.4
General and administrative	16.5	22.6	(6.1)
Product development	3.5	4.6	(1.1)

Subtotal	$46.1	$52.9	(6.8)

Amortization	2.5	4.5	(2.0)
Impairment loss on goodwill and other intangible assets	14.0	63.7	(49.7)
Restructuring Expense	3.1	—	3.1

Total	$65.7	$121.1	$(55.4)

Operating expenses, as a percent of revenue, for the three and six months ended June 30, 2007 and 2006, were as follows:

	For the Three Months Ended June 30,		2007 vs.
	2007	2006	2006
Marketing, sales, and service	33.5%	33.3%	0.2%
General and administrative	18.6%	29.4%	-10.8%
Product development	4.1%	5.7%	-1.6%

Subtotal	56.2%	68.4%	-12.2%

Amortization	3.1%	5.5%	-2.4%
Impairment loss on goodwill and other intangible assets	35.4%	153.7%	-118.3%
Restructuring Expense	0.1%	0.0%	0.1%

Total	94.8%	227.6%	-132.8%

	For the Six Months Ended June 30,		2007 vs.
	2007	2006	2006
Marketing, sales, and service	31.7%	29.9%	1.8%
General and administrative	20.0%	26.3%	-6.3%
Product development	4.2%	5.4%	-1.2%

Subtotal	55.9%	61.6%	-5.7%

Amortization	3.0%	5.2%	-2.2%
Impairment loss on goodwill and other intangible assets	16.9%	74.2%	-57.3%
Restructuring Expense	3.7%	0.0%	3.7%

Total	79.5%	141.0%	-61.5%

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
Marketing, sales, and services decreased by $0.5 million for the three months ended June 30, 2007, as compared to the same period in 2006. This decrease resulted from an approximate reduction of $2.3 million in costs associated with salaries, benefits, share-based compensation and other costs related to our 2007 restructuring initiatives. Offsetting this variance was increases of approximately $1.8 million in increased advertising spend at MIVA Direct, which is used to promote and generate toolbar revenue.
Marketing, sales and services increased by $0.4 million for the six months ended June 30, 2007, as compared to the same period in 2006. Increased advertising expense of approximately $3.9 million at MIVA Direct was offset by an approximate $3.1 million reduction in costs associated with salaries, benefits, share-based compensation and other costs related to our 2007 restructuring initiatives. Additionally, period over period decreases were recorded in travel expense ($0.1 million), public relations and promotion expense ($0.1 million), and seminars and conference expenses ($0.1 million).
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
General and administrative expenses decreased by $4.8 million in the three months ended June 30, 2007, compared to the same period in the previous year. Decreases contributing to this quarter-over-quarter reduction include: salaries, benefits, and other employee expenses including share-based compensation ($3.4 million) associated with the 2007 employee restructuring and the 2006 executive severance costs; consulting and outside services ($0.9 million); travel expense ($0.2 million); bad debt recovery ($0.2 million); and a reduction in rent and office expense ($0.1 million).

General and administrative expenses decreased by $6.1 million in the six months ended June 30, 2007, compared to the same period in the prior year. Decreases contributing to this reduction include: salaries, benefits, and other employee expenses including share-based compensation ($5.1 million) associated with the 2007 employee restructuring and the 2006 executive severance costs; consulting and outside services ($1.8 million); travel expense ($0.3 million); and depreciation and amortization expense ($0.1 million). Partially offsetting these decreases were increases in rent expense ($0.8 million) as the result of a one-time 2006 lease modification agreement, bad debt expense ($0.3 million), increase in bank fees, licenses and taxes ($0.1 million) and insurance expense ($0.1 million).
Product development
Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services, and depreciation for related equipment used in product development.
Product development costs decreased $0.8 million for the three months ended June 30, 2007, as compared to the same period in the previous year. Decreases were in the following categories: salaries, benefits and other employee expenses, including share-based compensation expense ($1.1 million); and bank fees, licenses, and taxes ($0.1 million). These decreases were offset by increases in technology related expenses ($0.4 million) primarily attributed to a one-time credit recorded in 2006.
Product development costs decreased $1.1 million for the six months ended June 30, 2007, as compared to the same period in the previous year. Decreases were in the following categories: salaries, benefits and other employee expenses, including share-based compensation expense ($1.8 million); and bank fees, licenses, and taxes ($0.1 million). These decreases were offset by an increase in technology related expenses ($0.8 million) primarily attributed to a one-time credit recorded in 2006. Throughout 2006 and into the first half of 2007, the Company has been active in streamlining costs associated with redundant processes and procedures within the Product Development department.
Impairment Loss
In the second quarter of 2007, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of their reduced revenue trend initially beginning in the middle to latter half of 2006 and continuing into, and throughout, 2007. We anticipate further challenges in the European marketplace in future periods. As a result, we performed an impairment test to determine if the value of goodwill, intangibles assets and other long-lived assets of this division were recoverable under the provisions of SFAS 144, and SFAS 142 and it was determined that an impairment existed. Therefore, as provided under the provisions of these statements we have recorded a preliminary estimated non-cash impairment charge of $14.0 million to reduce the carrying value of goodwill to its fair value. For additional information on impairment, refer to footnote C of the unaudited condensed consolidated financial statements. We will continue to evaluate our goodwill, intangible assets, and other long-lived assets for impairment in the future in accordance with SFAS 144 and SFAS 142.

Amortization
Amortization expense recorded for the three and six month periods ending June 30, 2007 was $1.2 million and $2.4 million compared to $2.3 million and $4.5 million in the same periods in the prior year. These decreases are attributed to an overall reduction in our intangible asset base eligible for amortization, primarily as a result of the recorded impairment losses in prior periods.
Interest Income, Net
Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income was $0.1 million and $0.2 million in the three and six months ended June 30, 2007, and $0.2 million and $0.4 million in the same periods in 2006.
Income Taxes
During the three and six months ended June 30, 2007 and 2006, the following tax expense (benefit) was recorded (in millions):

	For the Three Months Ended June 30,
	2007	2006
Pretax Loss	$(16.5)	$(74.0)
Tax Expense / (benefit)	$(0.0)	$(1.0)
Effective tax rate	0.0%	1.4%

	For the Six Months Ended June 30,
	2007	2006
Pretax Loss	$(21.6)	$(77.6)
Tax Expense / (benefit)	$0.1	$(0.8)
Effective tax rate	0.0%	1.0%
Income tax expense for the three and six months ended June 30, 2007, was $0.0 million and $0.1 million. This income tax expense recorded for the three and six months ended June 30, 2007, relates to foreign taxes and the state income taxes associated with our US based entities.
Income taxes for the three and six months ended June 30, 2006 reflected benefits of $1.0 million and $0.8 million, respectively. These benefits result from the reversal of deferred tax liabilities associated with amortizable intangibles written-off as part of the impairment charge in the three months ended June 30, 2006 and income tax benefits from operating losses, offset by valuation allowances provided against deferred tax assets and state income tax expense. These benefits differ from the expected tax benefits that would be calculated by applying the federal statutory rate to losses before income taxes and from the non-deductibility of that portion of the impairment charge related to goodwill.
The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the mix of that income between foreign and domestic sources, and expected utilization of tax losses, which have a full valuation allowance.

Net Income (Loss)
As a result of the factors described above, we generated a net loss of $(16.4) million and $(21.8) million, and a loss of $(0.52) and $(0.69) per basic and diluted share, in the three and six months ended June 30, 2007, respectively. In the same period in 2006, we generated a net loss of $(73.0) million and $(76.8) million, or $(2.29) and $(2.44) per basic and diluted share, respectively.
Weighted average common shares used in the earnings per share computation increased 0.3 million shares from 31.4 million shares for the year ended December 31, 2006, to approximately 31.7 million for the six months ended June 30, 2007. This increase is attributed to shares issued related to the exercise of stock options vesting, and, to a lesser extent, the vesting of restricted stock units.
Impact of Foreign Currency Translation
Our international net revenues were $11.1 million and $24.6 million for the three and six months ended June 30, 2007. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the U.S. dollar strengthens against foreign currencies.
During the first half of 2007, the U.S. Dollar weakened against both the British Pound and against the Euro. If the exchange rates used in the financial statements had not changed from December 31, 2006, our net revenues for the three and six month periods ended June 30, 2007 would have been approximately $0.2 million and $0.1 million higher than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2006, cost of services and operating expenses for the three and six months June 30, 2007, would have been $0.2 million and $0.1 million higher than we reported.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2007, the Company had a total cash, cash equivalents, and short-term investment position of $23.9 million, which was comprised entirely of cash and cash equivalents. This represents a $5.7 million or 19.2% decrease from the total cash and investment position of $29.6 million at December 31, 2006, which also was comprised entirely of cash and cash equivalents.
Operating Activities
Net cash used in operations totaled $4.9 million in the first six months ended June 30, 2007. The main components of this activity included the loss from operations ($21.7 million), and the overall reduction in accounts payable, accrued expenses and other liabilities ($8.5 million) related to the timing of affiliate payments, severance payments and general office related expenses. To a lesser extent, prepaid expenses and other current assets decreased by approximately ($1.0 million) during the first six month of 2007. Offsetting these decreases were three large non-cash increases: impairment loss on goodwill ($14.0 million) as discussed in greater detail in Note C., depreciation and amortization ($5.0 million), and equity based compensation ($3.0 million). The use of cash during the first six months of

2007 also benefited from a decrease in our accounts receivable balance ($3.3 million), which is partially the result of the timing of customer payments and partially a result of a general reduction in the volume of billable accounts. Also, to a lesser extent, our income tax receivables ($1.0 million) decreased for the first six months of 2007.
With respect to the loss from operations, we experienced a continuation of the decline in gross margins related to our European division partially attributed to the approximate 35.3% revenue decline recorded in the six months ended June 30, 2007, as compared to the same period in 2006. This decline in gross margin relates to our click-through business, both domestically and internationally and is partially attributed to the decreases in our average revenue per click as discussed in the above Revenue section. Beginning in fiscal year 2004 and continuing to 2005 and 2006 and into the second quarter of 2007, we have experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. A decline in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; the effects of increased competition; and the nexus between the five.
Net cash provided by operating activities totaled $4.3 million during the six months ended June 30, 2006. Throughout the first half of 2006, we had both improved cash collection efforts in accounts receivable, which accounted for an inflow of approximately $2.9 million and we also benefited from a $5.1 million income tax receivable, which was received in the second half of 2006. In addition, our cash balance increased as a result of lower payments on accounts payable, accrued expenses, and other liabilities of approximately $1.0 million. The effect of these were partially offset by a decrease in deferred revenue of $0.3 million due to the fact that advertisers paid us less cash in advance of receiving click-throughs.
Investing Activities
Net cash used in investing activities totaled approximately $0.4 million during the six months ended June 30, 2007. This use of cash included purchases of capital assets associated with network expansion and, to a lesser extent, cash used to develop internally generated software for use in the business.
Net cash used in investing activities totaled approximately $20.3 million during the six months ended June 30, 2006. The primary use of cash was for net purchases of short-term investments ($13.5 million), capital expenditures for equipment, furniture and fixtures ($4.0 million), and a payment made on the earnout related to the acquisition of MIVA Direct ($2.8 million).
Financing Activities
Net cash used in financing activities totaled approximately $0.2 million during the six months ended June 30, 2007. This use of cash included a $0.7 million payment made pursuant to a perpetual software license agreement with FAST Search and Transfer, offset by proceeds of approximately $0.5 million related to the exercise of stock options.
Net cash provided in financing activities totaled $0.3 million during the six months ended June 30, 2006. This amount consists of proceeds from the exercise of stock options ($1.3 million) offset by a payment to FAST Search and Transfer of $0.7 million related to our perpetual software license agreement and the purchase of treasury stock ($0.3 million).

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
Despite the negative operating performance recorded in 2006, and into the first six months of 2007, we currently anticipate that our cash and cash equivalents as of June 30, 2007 will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. On May 6, 2004, we filed a registration statement on Form S-3 with respect to the possible future issuance of up to 6 million shares of our authorized but unissued common stock from time to time. To date, we have not utilized the registration statement to sell any such shares. Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.

RESTRUCTURING
May 2007 Restructuring
On May 11, 2007, the Company entered into a Master Services Agreement with Perot Systems Corporation, pursuant to which the Company outsources certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions. The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms. Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement are expected to be approximately $41.8 million.
As a result of the Master Services Agreement, the Company’s active employee base is expected to decline by approximately 50 employees and the full workforce reduction is expected to be completed by the end of September 2007. Approximately 29 MIVA, Inc., employees transitioned to become employees of Perot Systems as a result of this agreement.
With respect to the workforce reductions, the Company incurred total restructuring charges related to one-time employee severance ($0.2 million) and related costs ($0.3 million) of approximately $0.5 million in the quarter ended June 30, 2007.
February 2007 Restructuring
On February 8, 2007, the Company announced a restructuring plan aimed at reducing the overall cost structure of the Company. The Company initially recorded $3.1 million (adjusted to $2.8 million in the quarter ended June 30, 2007) in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses. Management developed a formal plan that included the identification of a workforce reduction totaling 56 employees, all of which involved cash payments of approximately $0.5 million made in April 2007 and approximately $0.5 million to be paid by the end of April 2008.
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
During the three and six months ended June 30, 2007, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed by us with the SEC on March 16, 2007.

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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
International revenues accounted for approximately 28.1% and 42.7% of total revenues during the three month periods ended June 30, 2007 and 2006, respectively. International revenues accounted for approximately 29.7% and 44.3% of total revenues during the six month period ended June 30, 2007 and 2006, respectively. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.
Our international operations are subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of our parent company or different subsidiaries result in gains and losses that are reflected in our consolidated statements of operations. The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2007, was a net translation adjustment of approximately $0.06 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive income.

Interest Rate Risk
Our exposure to market rate risk for changes in interest rates has been primarily due to our short-term investment portfolio. We have a prescribed methodology whereby we invest excess cash in debt instruments of government agencies and high quality corporate issuers. Our portfolio is reviewed on a periodic basis and adjusted, as appropriate.
Item 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of June 30, 2007.
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

Remediation
During the second quarter of 2007, our management took further action on remediation plans implemented in the first quarter of 2007 in order to address each of the material weaknesses in internal control over financial reporting as described above. As of June 30, 2007 we have made progress toward developing an effective internal control system by completing a number of steps, including, the following:
•	Technical Equipment — Management continued to emphasize more stringent receiving protocol to ensure remediation is achieved. In addition, an action plan has been developed and implemented that is designed to ensure reconciliations are completed in a timely manner;

•	Payroll — Management reassigned conflicting job responsibilities and continues to monitor to ensure this material weakness is remediated;

•	Treasury Functions — Management completed both the domestic and international transition of all banking functions to a new global financial service provider. This new service provider offers increased functionality, compliance, and security as part of their customer service offerings.
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
Except as described above, we have made no change to our internal control over financial reporting in connection with our second quarter 2007 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1. Legal Proceedings
Cisneros Litigation
On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against MIVA and others in its sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. On May 9, 2005, Judge Kramer struck three of the restitution claims asserted by Plaintiffs for money lost by licensed gambling operators, such as Indian tribes, as well as the purported claims on behalf of the State of California for taxes and other state revenues allegedly lost by the State of California as result of online gambling. On October 11, 2005, Judge Kramer held a bifurcated trial on the issue of whether California public policy and the doctrine of in pari delicto are defenses to Plaintiffs’ claims for restitution for the gambling losses Internet gamblers purportedly incurred on Internet gambling sites, and Judge Kramer ruled that California public policy barred Plaintiffs’ claim for restitution. On April 13, 2007 the Court ruled that Plaintiffs cannot obtain disgorgement of revenues earned from ads for online gaming. The remaining issue is whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming. In addition, three of

MIVA’s industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against MIVA for costs incurred as a result of such claims arising from transactions with MIVA, and MIVA entered into an agreement with one of these industry partners to resolve such claims. Subsequently the partner with which MIVA entered into an agreement was dismissed from the litigation, as well as several additional of MIVA’s co-defendants. In addition, Plaintiff Cisneros has been voluntarily dismissed from the case, but two plaintiffs remain. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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
On December 28, 2005, the Court granted Defendants’ motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss. The Court denied Defendants’ motion to dismiss as to certain statements relating to (1) removal of traffic sources, (2) spyware, (3) implementation of screening policies and procedures, and (4) amounts of traffic purchased from distribution partners. On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration. On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent. The Court requested additional briefing on the scienter issue. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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
On August 31, 2005, the Court entered an Order staying this case until the motion to dismiss in the securities class action was resolved. On January 9, 2006, Defendants filed a Notice of Entry of Decision regarding the Court’s Order granting Defendants’ motion to dismiss in the securities class action litigation described above. On January 11, 2006, the Court lifted the stay imposed on August 31, 2005. On February 3, 2006, the Court entered an Order staying the case until the renewed motion to dismiss in the securities class action is resolved. On March 15, 2007, Defendants’ motion to dismiss in the shareholder class action was granted in part and denied in part. On March 29, 2007, Defendants filed a notice of entry of the March 15, 2007 order from the shareholder class action. On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff’s counsel that the case is due to be reopened. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
Payday Advance Plus, Inc.
On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. On May 12, 2006, MIVA moved to dismiss the Complaint. In an order dated March 12, 2007, the Court denied MIVA’s motion to dismiss the plaintiff’s breach of contract claim but granted the motion as it related to the remainder of the plaintiff’s claims. On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com. The amended complaint asserts only a claim for breach of contract claim against MIVA. MIVA denies liability, believes it has strong defenses to the plaintiff’s claims, and intends to defend the claims vigorously. We have not assessed the amount of potential damages involved in plaintiff’s claims and would be unable to do so unless and until a class is certified by the court. We intend to defend the claims vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.
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
Other Litigation
We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management; the ultimate outcome of each such proceeding is not expected to have a material adverse effect on our financial position or the results of our operation.
No accruals for potential losses for litigation are recorded as of June 30, 2007, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.
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

Risks Related to Our Business
We are in the process of implementing an outsourcing program for our IT infrastructure services, application development and maintenance, transactional accounting, and MIVA Media support. If we do not successfully transition outsourced functions or our service provider is not able to fulfill its service obligations, our business and operations could be disrupted, and our operating results could be harmed.
We are in the process of outsourcing various functions, such as our IT infrastructure services, application development and maintenance, transactional accounting and MIVA Media customer support. These functions are critical to our operations and involve sensitive interactions between us and our advertisers, distribution partners, vendors, and employees. We have an implementation plan for launching the outsourcing initiative and we have service level agreements and monitoring controls once the initiatives are launched, however, if we do not successfully launch the outsourcing initiative, manage our service provider or if the service provider does not perform satisfactorily to agreed upon service levels, our operations could be disrupted resulting in advertiser, distribution partner or employee dissatisfaction. In addition, our business, reputation and operating results could be adversely affected.
Certain members of our management team and many of our employees have recently joined us and must be integrated into our operations.
As of June 30, 2007, we had 265 full-time employees. Some of our new employees include certain key managerial, technical, financial, marketing, and operations personnel, including our Chief Financial Officer and Chief Administrative Officer who joined the company on December 15, 2006, and our Chief Executive Officer, who joined the company on September 6, 2005, as Chief Operating Officer and was named CEO on April 6, 2006. Some of our new employees may not yet have been fully integrated into our operations. We expect to add additional key personnel in the near future. Additionally, on April 3, 2006, our Board of Directors appointed a new non-executive Chairman and a new President. Our failure to attract and fully integrate our new employees into our operations or successfully manage and retain such employees could have a material adverse effect on our business, financial condition, and results of operations.
Risks Relating to an Investment in Our Common Stock
Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.
As of June 30, 2007, we had stock options outstanding to purchase a total of 2.6 million shares at an average weighted price of $9.17 per share under our stock incentive plans.
Also, as of June 30, 2007, we had 1,827,303 restricted stock units outstanding including 266,421 restricted stock units which would vest in equal tranches upon the Company’s common stock reaching, and closing, at share prices at or exceeding $8.00, $10.00, and $12.00, respectively, for ten consecutive trading days. The remaining approximate 1.6 million restricted stock units will vest predominately over the next three and one-half years in equal increments.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 4, 2006, our Board of Directors approved a stock repurchase program that authorized us to repurchase up to $10 million of our common stock. During the three and six months ended June 30, 2007, we did not purchase shares under this program. This stock repurchase plan expired on May 3, 2007. In total, the Company acquired 314,900 shares under this stock repurchase program for approximately $0.9 million.
During the three months ended June 30, 2007, we purchased shares in connection with cashless stock option exercises and vesting of restricted stock units as described in the table below.

	Issuer Purchases and other Acquisitions of Equity Securities
	Total				Total Number of	Approximate Dollar
	Number of		Average		Shares Purchased	Value of Shares that
	Shares		Price Paid		as Part of Publicly	May Yet be Purchased
	Purchased		per Share		Announced Program	Under the Program
Period						$9,112,652
April 1, 2007 through April 30, 2007	1,205		$4.09		N/A	9,112,652
May 1, 2007 through May 31, 2007	140,115		4.82		N/A	9,112,652
June 1, 2007 through June 30, 2007	16,712		4.56	(2)	N/A	—	(3)

Total	158,032	(1)			—

(1)	Of this amount 138,910 shares were purchased by us from shares remitted by our former chief technology officer as part of his net stock issuance transaction, 3,993 shares were purchased by us from shares remitted by our non-employee directors upon the vesting of their restricted stock units to satisfy withholding taxes, 10,129 shares were purchased by us from shares remitted by certain members of management upon the vesting of a portion of their performance based restricted stock units to satisfy the withholding taxes, and 5,000 shares were retired to treasury stock as a result of the transfer agent’s over issuance of stock related to an option exercise.

(2)	This amount included 5,000 shares at par value ($0.01) and 11,712 shares at an average price of $6.51, which approximates the $4.56 average price paid.

(3)	The stock repurchase program expired on May 3, 2007.
Item 4. Submission of Matters to a Vote of Security Holders.
We held our Annual Meeting of Stockholders on June 13, 2007, for the purpose of electing eight directors to serve until the next annual meeting of stockholders. At the Annual Meeting of Stockholders, all directors nominated were elected. The table below shows the final voting tabulation for each director nominee voted upon at the Annual Meeting of Stockholders:

Proposal 1: Election of eight directors to each serve a one year term and until their successors are duly elected and qualified.

NOMINEE	FOR	AGAINST	ABSTAIN	NOT VOTED
Sebastian Bishop	26,676,961	30,851	208,212	—
Peter A. Corrao	26,677,472	30,340	208,212	—
Joseph P. Durrett	26,683,094	24,718	208,212	—
Dr. Adele Goldberg	26,705,812	2,000	208,212	—
Gerald W. Hepp	26,541,199	166,613	208,212	—
Mark W. Opzoomer	26,681,964	25,848	208,212	—
Lee S. Simonson	26,430,977	276,835	208,212	—
Lawrence Weber	25,712,264	995,548	208,212	—
Item 6. Exhibits
See Index of Exhibits.

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: August 7, 2007	By: /s/ Lowell W. Robinson
Lowell W. Robinson
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

          The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description
10.1	*	Master Services Agreement and Statements of Work between MIVA, Inc. and Perot Systems Corporation, dated May 11, 2007.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
Footnote References:

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (**).