Form 10-Q
period 2007-09-30
MIVA, INC.
filed 2007-11-09
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐     No ☑
There were 33,882,372 shares of the Registrant’s Common Stock outstanding on October 31, 2007.

FORM 10-Q
MIVA, Inc.

MIVA, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,832	$29,588
Accounts receivable, less allowances for doubtful accounts of $691 and $1,299, respectively	16,820	20,654
Deferred tax assets	60	60
Income tax receivable	—	1,471
Prepaid expenses and other current assets	2,832	1,634

Total current assets	$44,544	$53,407

PROPERTY AND EQUIPMENT, NET	8,890	15,446
INTANGIBLE ASSETS
Goodwill	14,743	28,566
Vendor agreements, net	1,415	1,704
Other intangible assets, net	4,553	6,098
OTHER ASSETS	1,120	1,081

Total assets	$75,265	$106,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$7,243	$14,829
Accrued expenses	13,539	15,599
Deferred revenue	3,218	3,210
Current portion of long-term debt	349	1,360

Total current liabilities	$24,349	$34,998

OTHER LONG-TERM LIABILITIES	1,209	395

Total liabilities	$25,558	$35,393

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 33,947 and 32,805, respectively; outstanding 32,234 and 31,512, respectively	34	33
Additional paid-in capital	265,635	259,353
Treasury stock, 1,713 and 1,293 shares at cost, respectively	(6,655)	(4,744)
Accumulated other comprehensive income	5,746	5,548
Deficit	(215,053)	(189,281)

Total stockholders’ equity	49,707	70,909

Total liabilities and stockholders’ equity	$75,265	$106,302

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Revenues	$36,370	$42,796	$118,231	$127,731
Cost of services	17,150	22,999	56,242	65,812

Gross profit	19,220	19,797	61,989	61,919

Operating expenses
Marketing, sales, and service	11,300	11,467	36,970	36,481
General and administrative	7,937	8,809	24,180	31,040
Product development	1,396	2,134	4,691	6,225
Amortization	1,196	1,450	3,657	5,900
Impairment loss on goodwill and other assets	1,444	—	15,450	63,680
Restructuring Charges	—	—	3,038	—

Total operating expenses	23,273	23,860	87,986	143,326

Loss from operations	(4,053)	(4,063)	(25,997)	(81,407)
Interest income, net	170	200	381	573
Exchange rate gain (loss)	265	(16)	513	74

Loss before provision for income taxes	(3,618)	(3,879)	(25,103)	(80,760)

Income tax expense (benefit)	85	448	233	(1,340)

Net loss from continuing operations	(3,703)	(4,327)	(25,336)	(79,420)

Income (loss) from discontinued operations	387	(260)	261	(1,968)

Net loss	$(3,316)	$(4,587)	$(25,075)	$(81,388)

Basic Earnings (loss) per share
Continuing operations	$(0.11)	$(0.14)	$(0.80)	$(2.53)

Discontinued operations	$0.01	$(0.01)	$0.01	$(0.06)

Diluted Earnings (loss) per share
Continuing operations	$(0.11)	$(0.14)	$(0.80)	$(2.53)

Discontinued operations	$0.01	$(0.01)	$0.01	$(0.06)

Weighted-average number of common shares outstanding
Basic	32,219	31,585	31,832	31,434

Diluted	32,219	31,585	31,832	31,434

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash Flows from Operating Activities

Net loss	$(25,075)	$(81,388)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Provision for (recoveries of) doubtful accounts	(161)	(701)
Depreciation and amortization	7,346	9,996
Impairment loss on goodwill and other assets	15,450	63,680
Equity based compensation	4,066	6,039
European business tax reimbursements	—	(784)
Gain on disposal of capital items	(59)	—
Gain on disposal of discontinued operations	(160)	—
Deferred income tax expense	—	(293)
Changes in operating assets and liabilities
Accounts receivable	4,549	2,173
Income taxes receivable	1,706	5,898
Prepaid and other current assets	(1,162)	(347)
Deferred revenue	(113)	(330)
Accounts payable, accrued expenses and other liabilities	(10,004)	(2,126)

Net Cash (Used in) provided by Operating Activities	(3,617)	1,817

Cash Flows from Investing Activities

Proceeds from sale of property and equipment	120	—
Proceeds from sale of discontinued operations	200	—
Purchase of short-term investments	—	(78,580)
Proceeds from sale of short-term investments	—	78,580
Purchase of businesses, net of cash acquired	—	(2,795)
Purchase of capital items including internally developed software	(371)	(6,439)

Net Cash Used in Investing Activities	(51)	(9,234)

Cash Flows from Financing Activities

Payments made on software license obligation	(1,050)	(1,050)
Purchase of treasury stock	—	(887)
Proceeds received from exercise of stock options and warrants	462	1,908

Net Cash Used in Financing Activities	(588)	(29)

Effect of Foreign Currency Exchange Rates	(500)	1,682

Decrease in Cash and Cash Equivalents	(4,756)	(5,764)

Cash and Cash Equivalents, Beginning of Period	29,588	38,436

Cash and Cash Equivalents, End of Period	$24,832	$32,672

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
NOTE A — NATURE OF BUSINESS
MIVA, Inc., together with its wholly-owned subsidiaries, collectively, the “Company”, “we”, “us” or “MIVA”, is a leading online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of MIVA-owned consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 7 million consumers worldwide.
We offer a range of products and services through the following divisions:
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
MIVA Direct
MIVA Direct operates a growing portfolio of MIVA-owned consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, customized cursors, and screensavers. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 7 million consumers worldwide.
For MIVA Media, which comprises a majority of our overall revenue, we derive our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our MIVA-owned consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when an Internet user clicks on an ad.
The majority of MIVA Direct’s revenue is generated through toolbar products. MIVA Direct’s toolbar products offer consumers direct links to what we believe is relevant content and provide search functionality, utilizing ad listings serviced primarily through our contractual relationship with Google, our third-party ad provider.
These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.
The unaudited consolidated financial statements include the accounts and operations of MIVA, Inc. and all of our wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.
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
Comprehensive Loss
Total comprehensive loss is comprised of net loss and net foreign currency translation adjustments. Total comprehensive loss for the three and nine months ended September 30, 2007, was $3.1 million and $24.8 million, respectively. Comprehensive loss for the three and nine months ended September 30, 2006, was $4.0 million and $75.5 million, respectively. The difference between comprehensive loss and net loss is the direct result of foreign currency translation adjustments.

Cost of Services
The Company’s cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other directly related expenses associated with the production and usage of MIVA Media that includes our third party patent license royalty payments.
Advertising Costs
Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred advertising costs for the three and nine months ended September 30, 2007, of $8.2 million and $25.8 million, respectively.
Advertising costs for the three and nine months ended September 30, 2006, was $6.8 million and $20.6 million, respectively.
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
New Accounting Pronouncements
In February 2007, the Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”) were issued. Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We will adopt SFAS 159 in 2008. The Company has not yet determined the impact of SFAS 159 on its financial condition and results of operations.
In September 2006, SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of SFAS 157 on its financial condition and results of operations.

NOTE C – DISCONTINUED OPERATIONS
On August 1, 2007, we sold the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million. Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan. A gain of approximately $0.16 million was recorded as a result of the sale.
In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the financial data for MIVA Small Business has been accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. The results of operations of MIVA Small Business operations for both the three and nine month periods ending September 30, 2007 and 2006, are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues	$349	$462	$1,239	$1,361

Gain on sale of discontinued operations	160	—	160	—

Income (loss) before provision for income taxes	388	(260)	262	(978)

Income tax expense	1	—	1	990

Income (loss) from discontinued operations	$387	$(260)	$261	$(1,968)

NOTE D – IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are tested for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing this assessment, we compare the carrying value of our reporting units to their fair value. Quoted market prices in active stock markets are often the best evidence of fair value; therefore a significant decrease in our stock price could indicate that an impairment of goodwill exists.
In the second quarter of 2007, as is done each quarter, our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects. Our MIVA Media Europe division’s forecasts were particularly negatively affected by the continuation of reduced traffic generated by our distribution partners; slower than anticipated deployment of new services; and other factors. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other long-lived assets at MIVA Media Europe were impaired.
The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill could be impaired. We then performed a preliminary impairment test of long-lived assets, and with the assistance of an independent third-party appraiser, a preliminary second step of the impairment analysis. As part of the two step analysis required, the implied fair value of goodwill was determined through the allocation of preliminary estimates of the fair value to the underlying assets and liabilities, and an estimated non-cash impairment charge of $14.0 million was recorded to adjust the carrying value of goodwill to its estimated fair value. This non-cash charge was recorded at MIVA Media Europe and after this impairment charge, MIVA Media Europe has no remaining goodwill.
At the time of the filing of our June 30, 2007 Form 10-Q, the second step of the analysis had not been finalized, therefore, as discussed above, we recorded our best estimate of the impairment, at the time, $14.0 million. The finalization of the impairment test of long-lived assets, and the second step of the impairment analysis was completed in the third quarter of 2007, resulting in an additional impairment charge of $1.4 million related to our long-lived assets in our MIVA Media Europe division. At September 30, 2007, the total remaining carrying value of the Company’s goodwill and other intangible assets of $20.7 million are those of our U.S. operations.
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

We will continue to assess the potential of impairment for goodwill, intangibles assets, and other long-lived assets in future periods in accordance with SFAS 142 and 144. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.
NOTE E – ACCOUNTING FOR SHARE-BASED COMPENSATION
In 2007, the Company granted share-based compensation in the form of restricted stock units (“RSUs”) to selected individuals within the management team, as compared to prior year stock option grants. For the three and nine months ended September 30, 2007, our total share-based employee expense consisted of existing stock option expense of $0.4 million and $1.6 million, and restricted stock unit expense, net of adjustment, of $0.6 million and $2.4 million, respectively. Included within the year-to-date totals is a net $0.3 million in restricted stock unit expense and $0.2 million in stock option expense that is recorded in our restructuring expense since it relates to terminated employees. For the comparable periods in 2006, the stock option expense was $0.8 million and $2.9 million, respectively. Additionally, we recorded restricted stock unit expense of $0.3 million and $3.2 million for the three and nine month periods ended September 30, 2006.
As a result of adopting SFAS 123R on January 1, 2006, our loss before income taxes and net loss for the three and nine months ended September 30, 2007, was $0.4 million and $1.6 million higher, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share from continuing operations would have been $0.10 and $0.75 for the three and nine months ended September 30, 2007, if we had not adopted SFAS 123R, compared to reported basic and diluted loss per share from continuing operations of $0.11 and $0.80, respectively.
As a result of adopting SFAS 123R on January 1, 2006, our loss before income taxes and net loss for the three and nine months ended September 30, 2006, was $0.8 million and $2.9 million higher, respectively, than if we had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share from continuing operations would have been $0.11 and $2.43 for the three and nine months ended September 30, 2006, if we had not adopted SFAS 123R, compared to reported basic and diluted loss per share from continuing operations of $0.14 and $2.53, respectively.

Stock option activity under the plans during the three and nine months ended September 30, 2007, is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price

Options outstanding at December 31, 2006	3,969	$7.36
Granted	—	—
Exercised	(277)	4.00
Forfeited	(107)	4.88
Expired	(188)	7.59

Options outstanding at March 31, 2007	3,397	$7.70

Granted	—	—
Exercised	(626)	1.81
Forfeited	(106)	5.14
Expired	(18)	10.93

Options outstanding at June 30, 2007	2,647	$9.17

Granted	—	—
Exercised	(6)	4.91
Forfeited	(212)	4.97
Expired	(292)	8.76

Options outstanding at September 30, 2007	2,137	$9.66

The following table summarizes information as of September 30, 2007, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of Options	Contractual	Price	of Options	Price
Range of Exercise Prices	Outstanding	Life (Years)	Outstanding	Exercisable	Exercisable

$1.00 - $3.00	148	7.7	$2.64	55	$2.32
$3.01 - $6.00	1,292	7.3	4.89	799	4.93
$6.01 - $14.00	68	6.1	10.59	55	10.61
$14.01 - $27.72	629	3.9	21.00	608	21.17

	2,137	6.3	$9.66	1,517	$11.56

As of September 30, 2007, unrecognized compensation expense related to stock options totaled approximately $1.8 million, which will be recognized over a weighted average period of 2.20 years.

The new share-based activity for the three and nine months ended September 30, 2007 and 2006 is summarized below (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock options granted — new	—	143	—	1,219
Stock option expense — new	—	$33	—	$1,429
Restricted stock units — new	107	—	1,992	—
Restricted stock unit expense — new	$28	—	$1,138	—

The Company did not grant stock options during the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006, for purposes of establishing the amount of expense to be recorded, the fair value of the stock options was estimated at the date of grant using the Black-Scholes option-pricing model as follows:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2006	2006

Volatility	77.3%	85.7%
Risk-free rate	4.8%	4.6
Expected life	5.0 Years	4.9 Years
The restricted stock unit activity for the three and nine months ended September 30, 2007, is summarized below (in thousands):

Restricted
Stock Units
Balance, December 31, 2006	424
Granted	1,796
Vested	(90)
Forfeited	(262)
Expired	—

Balance, March 31, 2007	1,868

Granted	89
Vested	(98)
Forfeited	(32)
Expired	—

Balance, June 30, 2007	1,827

Granted	107
Vested	(17)
Forfeited	(26)
Expired	—

Balance, September 30, 2007	1,891

NOTE F – RESTRUCTURING
May 2007 Restructuring
On May 11, 2007, the Company entered into a master services agreement with Perot Systems Corporation (the “Perot Master Services Agreement”), pursuant to which the Company outsources certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.
The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms. Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement are expected to be approximately $41.8 million. As of September 30, 2007, the Company incurred approximately $2.7 million of operating expenses for services received under the agreement.
As a result of the Master Services Agreement, the Company’s active employee base declined by approximately 50 employees and the full workforce reduction was completed in September 2007. Approximately 29 Company employees transitioned to become employees of Perot Systems as a result of this agreement.
With respect to the workforce reductions, the Company incurred total restructuring charges related to one-time employee severance ($0.2 million) and related costs ($0.3 million) of approximately $0.5 million in the quarter ended June 30, 2007. These related costs were attributed to legal fees incurred as part of both the February and May restructuring plans.
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

The following table summarizes the activity with respect to the May 11, and February 8, 2007, restructuring charges (in thousands):

	Employee	Other
	Severance	Charges	Total

Charge recorded in 1st Quarter 2007	$3.0	$0.1	$3.1

Cash payments in 1st Quarter 2007	(1.4)	—	(1.4)

Share based compensation in 1st Quarter 2007	(0.7)	—	(0.7)

Remaining reserve at March 31, 2007	$0.9	$0.1	$1.0

Cash Payments in 2nd Quarter 2007	(0.4)	(0.4)	(0.8)

Adjustment to 1st Qtr Charge (Severance)	(0.2)	—	(0.2)

Charge for May 11, 2007 restructuring	0.2	0.3	0.5

Remaining reserve at June 30, 2007	$0.5	$—	$0.5

Cash Payments in 3rd Quarter 2007	(0.2)	—	(0.2)

Remaining reserve at September 30, 2007	$0.3	$—	$0.3

All actions under the February 8, 2007, restructuring plan, other than cash payments, were completed by May 31, 2007. The cash payments in connection with this plan will be completed by April 2008. The $0.3 million restructuring charge reserve is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2007.
NOTE G – INTANGIBLE ASSETS
The balance in intangible assets as of September 30, 2007, consists of the following (in thousands, except years):

				Weighted
				Average
	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Economic
	Amount	Amortization	Amount	Life
				(Years)
Vendor agreements	$2,707	$(1,292)	$1,415	4
Developed technology	8,776	(5,746)	3,030	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	970	(581)	389	5
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,430	$(7,719)	$20,711

The balance in intangible assets as of December 31, 2006, consisted of the following (in thousands, except years):

				Weighted
				Average
	Gross		Net	Useful
	Carrying	Accumulated	Carrying	Economic
	Amount	Amortization	Amount	Life
				(Years)
Vendor agreements	$2,707	$(1,003)	$1,704	4
Developed technology	8,776	(4,245)	4,531	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	961	(528)	433	5
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	28,566	—	28,566	Indefinite

	$42,244	$(5,876)	$36,368

Changes in the carrying amount of intangible assets for the three and nine months ended September 30, 2007, are as follows (in thousands):

	Performance	Merchant
	Marketing	Services	Total
Balance as of January 1, 2007	$36,368	$—	$36,368
Amortization	(597)	—	(597)
Foreign currency translation adjustments	10	—	10

Balance as of March 31, 2007	$35,781	$—	$35,781

Impairment Charge	(14,006)	—	(14,006)
Amortization	(636)	—	(636)
Foreign currency translation adjustments	182	—	182

Balance as of June 30, 2007	$21,321	$—	$21,321

Amortization	(610)	—	(610)
Foreign currency translation adjustments	—	—	—

Balance as of September 30, 2007	$20,711	$—	$20,711

During 2004, we acquired several businesses and recorded substantial amounts of intangible assets and goodwill in our purchase accounting. In the second quarter of 2005, events occurred that reduced our expectations of the businesses acquired in 2004, primarily as the result of reduced traffic generated by our distribution partners at MIVA Media and a lower-than-expected profitability at our MIVA Direct and MIVA Small Business divisions. Therefore, indicators of goodwill and other intangible asset impairment existed, and we performed the impairment tests as prescribed by SFAS 142 and 144. As a result, the Company recorded an impairment charge of $118.9 million in the quarter ended June 30, 2005.
As more fully described in Note D, we performed similar impairment tests in the quarters ended June 30, 2007 and 2006, and recorded an impairment charge of $14.0 million and $63.7 million, respectively. The most recent impairment charge removed all recorded goodwill within our MIVA Media Europe division.

Should operating results for the remainder of 2007 or future periods fall short of the updated projections, further impairments of the remaining domestic based goodwill and other intangible assets could be required.
As of September 30, 2007, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2007	$610
2008	2,446
2009	980
2010	446
2011	221
Thereafter	131

$4,834

NOTE H – EQUITY AND PER SHARE DATA
We incurred a loss for the nine months ended September 30, 2007. As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations was 1.8 million shares with a range of exercise prices between $4.52 and $23.14 for the nine months ended September 30, 2007.
The following is a reconciliation of the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Weighted-average number of common shares outstanding — basic	32,219	31,585	31,832	31,434

Dilution from stock options, warrants, and restricted stock units	—	—	—	—

Weighted-average number of common shares and potential common shares outstanding — diluted	32,219	31,585	31,832	31,434

NOTE I – LITIGATION
Cisneros Litigation
On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against MIVA and others in its sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. On May 9, 2005, Judge Kramer struck three of the restitution claims asserted by Plaintiffs for money lost by licensed gambling operators, such as Indian tribes, as well as the purported claims on behalf of the State of California for taxes and other state revenues allegedly lost by the

State of California as result of online gambling. On October 11, 2005, Judge Kramer held a bifurcated trial on the issue of whether California public policy and the doctrine of in pari delicto are defenses to Plaintiffs’ claims for restitution for the gambling losses Internet gamblers purportedly incurred on Internet gambling sites, and Judge Kramer ruled that California public policy barred Plaintiffs’ claim for restitution. On April 13, 2007, the Court ruled that Plaintiffs cannot obtain disgorgement of revenues earned from ads for online gaming. The remaining issue is whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming. The Court has scheduled a trial beginning on February 14, 2008, to resolve the issue of whether such an injunction should be issued. In addition, three of MIVA’s industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against MIVA for costs incurred as a result of such claims arising from transactions with MIVA, and MIVA entered into an agreement with one of these industry partners to resolve such claims. Subsequently the partner with which MIVA entered into an agreement was dismissed from the litigation, as well as several additional of MIVA’s co-defendants. In addition, Plaintiff Cisneros has been voluntarily dismissed from the case, but two plaintiffs remain. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
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
Two plaintiffs — Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005. We believe we have no contractual or other relationship with either of the remaining plaintiffs. On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims upon which relief may be granted. On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction. The court has not yet ruled on these motions. Google, Yahoo, and certain other co-defendants in the case who were customers of Google and Yahoo have reached settlement terms with the plaintiffs that have been approved by the Court. The court has stayed the case as to the remaining defendants, including MIVA, to allow them to continue settlement discussions with the plaintiffs, which are ongoing. The Court has ordered the parties to submit a mediation plan by November 1, 2007 if the case has not settled by that date, and the Court has ordered the parties to complete mediation by November 30, 2007. If the case does not settle, the Court will hold a hearing on MIVA’s 12(b)(6) motion on December 3, 2007, and a hearing on MIVA’s 12(b)(2) motion on January 7, 2008.

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
On December 28, 2005, the Court granted Defendants’ motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss. The Court denied Defendants’ motion to dismiss as to certain statements relating to (1) removal of traffic sources, (2) spyware, (3) implementation of screening policies and procedures, and (4) amounts of traffic purchased from distribution partners. On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration. On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent. The Court requested additional briefing on the scienter issue, which is now complete. In addition, Plaintiffs have moved the Court to certify the putative class, and Defendants have filed briefs in opposition thereto. The matter currently is pending for consideration by the Court. Plaintiffs have also served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
Derivative Stockholder Litigation
On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount. By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants’ motion to dismiss and renewed motion to dismiss in the securities class action. On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff’s counsel that the case is due to be reopened. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
Payday Advance Plus, Inc.
On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies. On May 12, 2006, MIVA moved to dismiss the Complaint. In an order dated March 12, 2007, the Court denied MIVA’s motion to dismiss the plaintiff’s breach of contract claim but granted the motion as it related to the remainder of the plaintiff’s claims. On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com. The amended complaint asserts only a claim for breach of contract claim against MIVA. The plaintiff filed a motion for class certification on September 11, 2007, and MIVA filed its response on October 15, 2007. The motion is currently pending, and no hearing date has yet been set on the motion.
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
The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007. In the suit the shareholders’ agent contends that our calculation and payment of contingent amounts payable under the merger agreement were not correct. However, we contend that we calculated and paid the contingent amounts correctly. We intend to defend the claim vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

Other Litigation
We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management the ultimate outcome of each such proceeding is not expected to have a material adverse effect on our financial position or the results of our operation.
No accruals for potential losses for litigation are recorded as of September 30, 2007, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.
NOTE J– COMMITMENTS AND CONTINGENCIES
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
We have minimum contractual payments as part of the Perot Master Services Agreement described in Note F.
We have contractual obligations regarding future minimum payments under non-cancelable operating leases, net of payments to be received under our sublease agreement, guaranteed distributor payments, a royalty agreement, and the Master Services Agreement, which consisted of the following at September 30, 2007 (in thousands):

			Distribution	Guaranteed	Perot Masters
	Operating	Sublease	Partner	Royalty	Services
	Leases	Income	Payments	Agreement	Agreement

2007	$663	$104	$302	$200	$2,099
2008	2,573	428	12	800	7,490
2009	2,457	441	—	800	5,930
2010	2,537	454	—	600	5,540
2011	1,867	468	—	—	5,430
Thereafter	3,198	442	—	—	13,030

	$13,295	$2,337	$314	$2,400	$39,519

We entered into a real estate sublease agreement with an unrelated third party to sublease 20,171 square feet in our office located in Fort Myers, Florida. The term of the sublease agreement commenced on August 17, 2007 and ends on November 30, 2012, unless certain conditions (as defined) are met for earlier termination.

NOTE K – SEGMENT INFORMATION
Historically, our merchant services segment did not meet the quantitative thresholds that required separate information to be reported. However, we have previously reported our operating results in two operating segments, performance marketing and merchant services. Further, as described in Note C, on August 1, 2007, we divested our merchant services division, resulting in performance marketing becoming our one remaining operating segment, therefore no separate segment disclosures are presented as of September 30, 2007.
Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived Assets
Three Months Ended September 30, 2007
United States	$25,493	$28,976
United Kingdom	3,798	1,536
Other International	7,079	209

Total	$36,370	$30,721

	Revenues	Long-Lived Assets
Nine Months Ended September 30, 2007
United States	$82,785	$28,976
United Kingdom	15,442	1,536
Other International	20,004	209

Total	$118,231	$30,721

	Revenues	Long-Lived Assets
Nine Months Ended September 30, 2006
United States	$26,620	$36,586
United Kingdom	7,544	17,791
Other International	8,632	1,083

Total	$42,796	$55,460

	Revenues	Long-Lived Assets
Nine Months Ended September 30, 2006
United States	$73,504	$36,586
United Kingdom	26,730	17,791
Other International	27,497	1,083

Total	$127,731	$55,460

Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to several European entities, including France, Germany, Spain, and Italy that are subsidiaries of MIVA Media (UK) Ltd. In addition, activity from Sweden, Denmark, Norway, and Finland is included to the extent of the private label agreement with Eniro AB. This private label agreement was signed in conjunction with the sale of substantially all of the assets of our indirect, wholly owned subsidiary Espotting Scandinavia AB, to Eniro AB during the third quarter of 2005.
NOTE L – INCOME TAXES
Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2007, was $0.1 million and $0.2 million. This income tax expense recorded for the three and nine months ended September 30, 2007, relates to state income taxes associated with our US based entities.

Income taxes for the three and nine months ended September 30, 2006 reflected an expense of $(0.4) million and a benefit of $1.3 million, respectively. The tax expense for the three months ended September 30, 2006, arises from an adjustment to state income taxes, while the tax benefit for the nine months ended September 30, 2006, results from income tax benefits of operating losses and the reversal of deferred tax liabilities associated with intangibles written-off as part of the impairment charge taken earlier in the year, offset by valuation allowances provided against deferred tax assets and the state income tax adjustment referenced above. These tax amounts differ from the expected amounts that would be calculated by applying the federal statutory rate to losses before income taxes for the aforementioned reasons, the inability to recognize future tax benefits from operating losses carried forward due to recent financial results, and from the non-deductibility of that portion of the impairment charge related to goodwill.
The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the mix of that income between foreign and domestic sources, and expected utilization of tax losses, that have a full valuation allowance.
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
The Company adopted FIN 48 as of January 1, 2007. This standard modified the previous guidance provided by SFAS 5, “Accounting for Contingencies,” and SFAS 109, “Accounting for Income Taxes for uncertainties related to the Company’s global income tax liabilities.” In connection with this adoption of FIN 48, the Company recorded a net decrease to retained earnings of approximately $0.7 million related to the measurement of a position previously taken with respect to certain transfer pricing adjustments reported on our foreign tax returns. This amount of unrecognized tax benefit did not materially change as of September 30, 2007.
The Company recognized accrued interest and penalties related to these unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had recorded a liability of approximately $0.1 million for interest and penalties. The liability for the payment of interest and penalties did not materially change as of September 30, 2007.
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

NOTE M – TREASURY STOCK
In the third quarter of 2007, the Company’s shares held in treasury increased by a total of 3,391 shares or approximately $0.02 million. This increase in treasury shares was due to shares that were withheld to pay withholding taxes upon the vesting of restricted stock units during the quarter.
In the second quarter of 2007, the Company’s shares held in treasury increased by a total of 158,032 shares or approximately $0.8 million. The main component of this increase in treasury shares related to the withholding of shares to pay withholding taxes in connection with the net issuance of stock options that were exercised by a former executive officer upon his resignation in May 2007. In addition, shares were withheld to pay withholding taxes upon the vesting of restricted stock units during the quarter.
In the first quarter of 2007, the Company’s shares held in treasury increased by a total of 258,678 shares or approximately $1.1 million. The main component of this increase in treasury shares related to the withholding of shares to pay withholding taxes in connection with the net issuances of stock options that were exercised by a former executive officers covering an aggregate of 253,779 shares ($1.1 million), including certain shares withheld to satisfy withholding taxes of the former executives. In addition, shares were withheld to pay withholding taxes upon the vesting of restricted stock units during the quarter.
NOTE N – RELATED PARTY TRANSACTIONS
Sebastian Bishop, our President and Chief Marketing Officer, is also a Director of Steakmedia Limited and owns a 2.5% interest in Steakmedia. Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother. We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers. Amounts invoiced to Steakmedia during the three and nine months ended September 30, 2007, was approximately $94,609 and $313,017, respectively. A foreign currency calculation adjustment is included in the year-to-date total of approximately $0.1 million; this adjustment did not impact the amounts invoiced. For the comparable periods in 2006, the amounts invoiced to Steakmedia were $310,589 and $647,606, respectively.
Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is also the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc. The Company entered into an agreement in November 2005 with Racepoint for public relations professional services. We have paid Racepoint $0 and $62,305 for services rendered for the three and nine months ended September 30, 2007. For the three and nine months ended September 30, 2006 we paid Racepoint $62,461 and $217,842, respectively, for its services.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis of financial condition and results of operations also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” included in this report.

Executive Overview
We are a leading online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of MIVA-owned consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 7 million consumers worldwide.
We offer a range of products and services through the following divisions:
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
MIVA Direct
MIVA Direct operates a growing portfolio of MIVA-owned consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, customized cursors, and screensavers. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 7 million consumers worldwide.
For MIVA Media, which comprises a majority of our overall revenue, we derive our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our MIVA-owned consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when an Internet user clicks on an ad.
The majority of MIVA Direct’s revenue is generated through toolbar products. MIVA Direct’s toolbar products offer consumers direct links to what we believe is relevant content and provide search functionality, utilizing ad listings serviced primarily through our contractual relationship with Google, our third-party ad provider.
Recent Developments
On August 1, 2007, we entered into a definitive agreement and sold the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million, resulting in a gain of $0.16 million. Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan.

As described in Note D to our unaudited condensed consolidated financial statements, in the second quarter of 2007, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, 2007. We anticipate further revenue growth challenges in the European marketplace in future periods and anticipate that revenues and our average revenue per click in our MIVA Media Europe division will continue to decline during the remainder of 2007. As a result, we performed an impairment test to determine if the value of goodwill, intangibles assets and other long-lived assets were recoverable under the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets, and No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and it was determined that an impairment existed. Therefore, as provided under the provisions of those Statements, we recorded in the second quarter of 2007 an estimated non-cash impairment charge of $14.0 million which eliminated the MIVA Media Europe goodwill.
At the time of the filing of our second quarter Form 10-Q, the impairment test of long-lived assets and the second step of the analysis had not been finalized, therefore, as discussed more fully in Note D, we recorded our best estimate of the impairment at the time of $14.0 million. The final measurement of the impairment was completed in the third quarter of 2007, resulting in an additional impairment of $1.4 million related to the long-lived assets within our MIVA Media Europe division.
Organization of Information
Management’s discussion and analysis of financial condition and results of operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:
•	Results of operations
•	Liquidity and capital resources
•	Use of estimates and critical accounting policies
•	Special note regarding forward-looking statements
RESULTS OF OPERATIONS
Revenue
During the three months ended September 30, 2007, we recorded revenue, net of discontinued operations, of $36.4 million, a decrease of approximately 15.0% from the $42.8 million recorded in the same period in 2006. For the nine months ended September 30, 2007, we recorded $118.2 million in revenue net of discontinued operations, compared with $127.7 million for the nine months ended September 30, 2006, a decline of approximately 7.4%.
The decrease in our revenue is principally due to the performance of MIVA Media. For the three months ended September 30, 2007, MIVA Media recorded revenue of $26.5 million, a decrease of approximately 27.6% from the $36.6 million recorded in the same period in 2006. For the nine months ended September 30, 2007, MIVA Media recorded $88.6 million in revenue, compared with $108.2 million for the nine months ended September 30, 2006, a decline of approximately 18.0%. The decreases at MIVA Media have been partially offset by increases in revenue at our MIVA Direct division. For the three months ended September 30, 2007, MIVA Direct recorded revenue of $12.3 million, an increase of approximately 26.8% from the $9.7 million recorded in the same period in 2006. For the nine months ended September 30, 2007, MIVA Direct recorded $39.3 million in revenue, compared with $28.9 million for the nine months ended September 30, 2006, an increase of approximately 36.0%. Additionally, MIVA Direct, as a percentage of total revenue, has increased from approximately 22.4% in the first nine months of 2006 to approximately 33.2% in the first nine months of 2007. The increase in revenue at MIVA Direct is due primarily to a change in MIVA Direct’s monetization partner in early 2007 to Google, Inc.
A significant portion of our revenue decline at MIVA Media was attributed to the performance of MIVA Media Europe. Revenue at MIVA Media Europe declined $5.3 million, or 32.8%, and $18.8 million, or 34.6%, respectively, for the three and nine months ended September 30, 2007, compared to the same periods in 2006. Revenue at MIVA Media US has declined $5.1 million or 25.2%, and $2.9 million or 5.4%, respectively, for the three and nine months ended September 30, 2007, compared to the same periods in 2006.
A portion of the revenue decline at MIVA Media is attributed to a decrease in our average revenue per click. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. Beginning in fiscal year 2004, continuing in 2005 and 2006 and into the third quarter of 2007, we have experienced declines in our average revenue per click for both our MIVA Media US and MIVA Media Europe Operations. These declines in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; the effects of increased competition; delayed updates to the MIVA Media technology platform and the nexus between the six.
Other factors negatively impacting our revenue at MIVA Media in the period ended September 30, 2007, include (i) reduced spending from a specific set of advertisers that we believe were affected by their inability to monetize large blocks of remnant keyword traffic, (ii) the impact of our on-going initiative to attempt to pro-actively screen Internet traffic sources to ensure that less desirable sources of Internet traffic are not sent to our advertiser base; and (iii) increased advertiser dissatisfaction with the MIVA Media platform.
We are actively seeking to stop the decline in revenue at MIVA Media and increase our average revenue per click by changing the overall mix of MIVA Media traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers, and seeking new implementations through which our advertisers’ keyword advertisements may be displayed. We plan to continue our efforts to invest in our business and seek additional revenue from our media services. Examples of these initiatives include (i) our development and initial launch of our Precision Network, and (ii) continued development of our product offering for Advertisers and Partners and (iii) the planned rollout of a new, single Global Technology Platform. We cannot assure you that any of these efforts will be successful. If we are unable to stop the revenue decline at MIVA Media, it will have a material adverse impact on our business, financial condition, and results of operations.
During the nine months ended September 30, 2007, one customer of our MIVA Direct division, Google, accounted for approximately 27.1% of our total revenue. In the first nine months of 2006, Yahoo!, which was then a MIVA Direct customer, accounted for approximately 17.6% of our total revenue.

Our industry, as a whole, deals with the receipt of fraudulent clicks or “click-fraud,” which occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to MIVA and to the MIVA Media Networks partner, or to deplete the advertising account of a competitor, rather than to view the underlying content. We have proprietary automated screening applications and procedures to minimize the effects of these fraudulent clicks. Click-throughs received through the MIVA Media Networks are evaluated by these screening applications and procedures. We routinely evaluate the effectiveness of our efforts to combat click-through fraud, and may adjust our efforts for specific distribution partners or in general, depending on our ongoing analysis. These changes impact the number of click-throughs we record and bill to our advertisers, the bid prices our advertisers are willing to pay us for click-throughs, and the revenue we generate.
Additionally, we have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue.  For additional information regarding pending litigation, reference Part II. Other Information, Item 1. Legal Proceedings below.
Cost of Services
Cost of services consists of traffic acquisition costs (revenue sharing or other arrangements with our MIVA Media distribution partners), obligations under the royalty bearing non-exclusive patent license agreement with Yahoo!, costs associated with designing and maintaining the technical infrastructure that supports our various services, cost of third-party providers of algorithmic search results, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.
Cost of services decreased in the three and nine month periods ended September 30, 2007, compared with the same periods in the previous year primarily due to an overall reduction in the total amounts paid for traffic acquisition costs of $5.2 million and $8.9 million, respectively, to our distribution partners. The majority of our payments to our distribution partners are calculated as a percentage of the revenue generated on the Internet traffic we purchase, and as a result, as revenue declines a corresponding decrease will be realized in our traffic acquisition costs. Cost of services for the three and nine month periods ended September 30, 2007, compared to the same periods in 2006 decreased as a percentage of revenue from 53.7% to 47.3% and 51.5% to 47.6%, respectively. This decrease in cost of services as a percentage of revenue is due to a higher contribution of revenue generated by our MIVA Direct division, which is at a higher gross margin percentage, compared to the same period in the prior year. Additionally, the US generated revenue increased during the three and nine month periods ended September 30, 2007, in comparison to the European revenue, which contributes to the more favorable margins.

Operating Expenses
Operating expenses for the three and nine months ended September 30, 2007 and 2006, were as follows (in millions):

	For the Three Months Ended September 30,		Q3 2007 vs.
	2007	2006	Q3 2006
Marketing, sales, and service	$11.3	$11.4	(0.1)
General and administrative	7.9	8.8	(0.9)
Product development	1.4	2.1	(0.7)

Subtotal	$20.6	$22.3	(1.7)

Amortization	1.2	1.5	(0.3)
Impairment loss on goodwill and other intangible assets	1.4	—	1.4
Restructuring Expense	—	—	—

Total	$23.2	$23.8	$(0.6)

	For the Nine Months Ended September 30,		Nine Months
	2007	2006	2007 vs 2006
Marketing, sales, and service	$37.0	$36.5	0.5
General and administrative	24.2	31.0	(6.8)
Product development	4.7	6.2	(1.5)

Subtotal	$65.9	$73.7	(7.8)

Amortization	3.6	5.9	(2.3)
Impairment loss on goodwill and other intangible assets	15.5	63.7	(48.2)
Restructuring Expense	3.0	—	3.0

Total	$88.0	$143.3	$(55.3)

Operating expenses, as a percent of revenue, for the three and nine months ended September 30, 2007 and 2006, were as follows:

	For the Three Months Ended September 30,		Q3 2007 vs.
	2007	2006	Q3 2006
Marketing, sales, and service	31.1%	27.3%	3.8%
General and administrative	21.7%	20.7%	1.0%
Product development	3.8%	5.3%	-1.5%

Subtotal	56.6%	53.3%	3.3%

Amortization	3.3%	3.4%	-0.1%
Impairment loss on goodwill and other intangible assets	4.0%	0.0%	4.0%
Restructuring Expense	0.0%	0.0%	0.0%

Total	63.9%	56.7%	7.2%

	For the Nine Months Ended September 30,		Nine Months
	2007	2006	2007 vs 2006
Marketing, sales, and service	31.3%	29.1%	2.2%
General and administrative	20.5%	24.5%	-4.0%
Product development	4.0%	5.4%	-1.4%

Subtotal	55.7%	59.0%	-3.3%

Amortization	3.0%	4.6%	-1.6%
Impairment loss on goodwill and other intangible assets	13.1%	49.3%	-36.2%
Restructuring Expense	2.6%	0.0%	2.6%

Total	74.4%	112.9%	-61.5%

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
Marketing, sales, and service decreased $0.1 million for the three months ended September 30, 2007, as compared to the same period in 2006. A period over period decrease was recorded in salaries, benefits, share-based compensation and other costs ($1.3 million) related to our 2007 restructuring initiatives. Additionally, marketing, sales and service expense benefited from the reversal of a portion of bonuses accrued through June 30, 2007, because during the period ended September 30, 2007, it became apparent that threshold requirements for portions of our 2007 Bonus Plan would not be achieved ($0.1 million). Also, we recorded a reduction in public relations and promotions costs of approximately $0.1 million. Offsetting these decreases was an increase of approximately $1.4 million in advertising spending, of which approximately $0.9 million was recorded at MIVA Direct and was used to promote and generate toolbar revenue.
Marketing, sales and service expense increased by $0.5 million for the nine months ended September 30, 2007, as compared to the same period in 2006. Increased advertising expense of approximately $5.2 million at MIVA Direct was offset by an approximate $4.2 million reduction in costs associated with salaries, benefits, share-based compensation and other costs related to our 2007 restructuring initiatives. Additionally, marketing, sales and service expense benefited from the bonus accrual reversal of $0.1 million for the reasons discussed above. Furthermore, marketing, sales, and services benefited from decreases recorded in travel expense ($0.1 million), public relations and promotion expense ($0.2 million), and seminars and conference expenses ($0.1 million).
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

General and administrative expenses decreased by $0.9 million in the three months ended September 30, 2007, compared to the same period in the previous year. Decreases contributing to this quarter-over-quarter reduction include: salaries, benefits, and other employee expenses including share-based compensation ($1.8 million) associated with the 2007 employee restructuring and the 2006 executive severance costs; travel expense ($0.1 million); bad debt recovery ($0.1 million); rent and office expense ($0.1 million); bank fees, licenses and taxes ($0.1 million); and a recognized gain on the sale of assets ($0.1 million). Additionally, general and administrative expenses benefited from the reversal of a portion of bonuses accrued through June 30, 2007, because during the period ended September 30, 2007, it became apparent that threshold requirements for portions of our 2007 Bonus Plan would not be achieved ($0.5 million). Offsetting these decreases was an increase in consulting and outside services of approximately $1.3 million that was primarily due to expenses associated with our on-going Perot outsourcing initiatives.
General and administrative expenses decreased by $6.8 million in the nine months ended September 30, 2007, compared to the same period in the prior year. Decreases contributing to this reduction include: salaries, benefits, and other employee expenses including share-based compensation ($6.7 million) associated with the 2007 employee restructuring and the 2006 executive severance costs; consulting and outside services ($0.8 million); travel expense ($0.4 million); depreciation and amortization expense ($0.1 million); and a recognized gain on the disposition of fixed assets ($0.1 million). Additionally, general and administrative expenses benefited from the bonus accrual reversal of $0.5 million for the reasons discussed above. Partially offsetting these decreases were increases in rent expense ($0.8 million) that was primarily the result of a one-time 2006 lease modification agreement; bad debt expense ($0.1 million); depreciation and amortization expense ($0.1 million); and insurance expense ($0.1 million).
Product development
Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services, and depreciation for related equipment used in product development.
Product development costs decreased $0.7 million for the three months ended September 30, 2007, as compared to the same period in the previous year. Decreases were in the following categories: salaries, benefits and other employee expenses, including share-based compensation expense ($0.6 million); consulting and outside services ($0.2 million); and bank fees, licenses, and taxes ($0.1 million). Additionally, product development expenses benefited from the reversal of a portion of bonuses accrued through June 30, 2007, because during the period ended September 30, 2007, it became apparent that threshold requirements for portions of our 2007 Bonus Plan would not be achieved ($0.1 million). Also, these decreases were partially offset by increases in technology related expenses ($0.2 million).
Product development costs decreased $1.5 million for the nine months ended September 30, 2007, as compared to the same period in the previous year. Decreases were in the following categories: salaries, benefits and other employee expenses, including share-based compensation expense ($2.1 million); consulting and outside services ($0.2 million); and bank fees, licenses, and taxes ($0.2 million). Additionally, product development expenses benefited from the bonus accrual reversal of $0.1 million for the reasons discussed above. Also, these decreases were offset by an increase in technology related expenses ($1.0 million), which occurred primarily because a one-time credit had been recorded in 2006.

Impairment Loss
In the second quarter of 2007, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of its reduced revenue trend initially beginning in the middle to latter half of 2006 and continuing into, and throughout, 2007. We anticipate further revenue growth challenges in the European marketplace in future periods and anticipate that revenues and our average revenue per click in our MIVA Media Europe division will continue to decline during the remainder of 2007. As a result, we performed an impairment test to determine if the value of goodwill, intangibles assets and other long-lived assets of this division were recoverable under the provisions of SFAS 142 and 144 and it was determined that an impairment existed. Therefore, as provided under the provisions of these statements we recorded a preliminary estimated non-cash impairment charge of $14.0 million to reduce the carrying value of goodwill to its fair value as of June 30, 2007. During the third quarter of 2007, we finalized the impairment test of long-lived assets and the second step of the impairment analysis, which resulted in an additional impairment charge of $1.4 million related to the long-lived assets of our MIVA Media Europe division. For additional information on impairment, refer to footnote D of the unaudited condensed consolidated financial statements. We will continue to evaluate our goodwill, intangible assets, and other long-lived assets for impairment in the future in accordance with SFAS 142 and 144.
Amortization
Amortization expense recorded for the three and nine month periods ending September 30, 2007, was $1.2 million and $3.6 million, compared to $1.5 million and $5.9 million in the same periods in the prior year. These decreases are attributed to an overall reduction in our intangible asset base eligible for amortization, primarily as a result of the recorded impairment losses in prior periods.
Interest Income, Net
Interest income, net, consists primarily of earnings on our cash, cash equivalents and short-term investments, net of interest expense. Net interest income was $0.2 million and $0.4 million in the three and nine months ended September 30, 2007, and $0.2 million and $0.6 million in the same periods in 2006.
Income Taxes
During the three and nine months ended September 30, 2007 and 2006, the following tax expense (benefit) was recorded (in millions):

	For the Three Months Ended September 30,
	2007	2006
Pretax Loss	$(3.6)	$(3.9)
Tax Expense / (benefit)	$0.1	$0.4
Effective tax rate	-2.4%	-11.5%

	For the Nine Months Ended September 30,
	2007	2006
Pretax Loss	$(25.1)	$(80.8)
Tax Expense / (benefit)	$0.2	$(1.3)
Effective tax rate	-0.8%	0.5%
Income tax expense for the three and nine months ended September 30, 2007, was $0.0 million and $0.2 million. This income tax expense recorded for the three and nine months ended September 30, 2007, relates to state income taxes associated with our US based entities.

Income taxes for the three and nine months ended September 30, 2006, reflected an expense of $(0.4) million and a benefit of $1.3 million, respectively. The tax expense for the three months ended September 30, 2006, arises from an adjustment to state income taxes, while the tax benefit for the nine months ended September 30, 2006, results from income tax benefits of operating losses and the reversal of deferred tax liabilities associated with intangibles written-off as part of the impairment charge taken earlier in the year, offset by valuation allowances provided against deferred tax assets and the state income tax adjustment referenced above. These tax amounts differ from the expected amounts that would be calculated by applying the federal statutory rate to losses before income taxes for the aforementioned reasons, the inability to recognize future tax benefits from operating losses carried forward due to recent financial results, and from the non-deductibility of that portion of the impairment charge related to goodwill.
The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the mix of that income between foreign and domestic sources, and expected utilization of tax losses, that have a full valuation allowance.
Discontinued Operations
On August 1, 2007, we entered into a definitive agreement to sell the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million.  Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan.  A gain of approximately $0.16 million was recorded as a result of the sale. Income (loss) from discontinued operations for the three and nine months ended September 30, 2007 and 2006 was $0.4 million and $(0.3) million, and $0.3 million and $(2.0) million, respectively.
Net Income (Loss)
As a result of the factors described above, we generated a net loss of $(3.3) million and $(25.1) million, a loss of $(0.11) and $(0.80) per weighted average outstanding share, in the three and nine months ended September 30, 2007, respectively. In 2006, we generated a net loss of $(4.6) million and $(81.4) million, a loss of $(0.14) and $(2.53), per weighted average outstanding share, in the three and nine months ended September 30, 2006, respectively.
Weighted average common shares used in the earnings per share computation increased 0.4 million shares from 31.4 million shares for the year ended December 31, 2006, to approximately 31.8 million for the nine months ended September 30, 2007. This increase is attributed to shares issued related to the exercise of stock options and, to a lesser extent, the vesting of restricted stock units.
Impact of Foreign Currency Translation
Our international net revenues were $10.9 million and $35.4 million for the three and nine months ended September 30, 2007. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the U.S. dollar strengthens against foreign currencies.

During the first nine months of 2007, the U.S. Dollar weakened against both the British Pound and against the Euro. If the exchange rates used in the financial statements had not changed from December 31, 2006, our net revenues for the three and nine month periods ended September 30, 2007 would have been approximately $0.4 million and $0.4 million higher than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2006, cost of services and operating expenses for the three and nine months September 30, 2007, would have been $0.5 million and $0.5 million higher than we reported.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2007, the Company had a total cash and cash equivalents of $24.8 million. This represents a $4.8 million or 16.2% decrease from the total cash and cash equivalents of $29.6 million at December 31, 2006.
Operating Activities
Net cash used in operations totaled $3.6 million in the first nine months ended September 30, 2007. The main components of net cash used in operations included the loss from operations ($25.1 million), and the overall reduction in accounts payable, accrued expenses and other liabilities ($10.0 million) related to the timing of affiliate payments, vendor payments, severance payments and general office related expenses. To a lesser extent, prepaid expenses and other current assets decreased by approximately ($1.2 million) during the first nine months of 2007. Offsetting these decreases were three large non-cash increases: an impairment loss attributed to goodwill and long-lived assets ($15.5 million); depreciation and amortization ($7.3 million); and equity based compensation ($4.1 million). The use of cash during the first nine months of 2007 also benefited from a decrease in our accounts receivable balance ($4.5 million), which is partially the result of the timing of customer payments and partially a result of a general reduction in the volume of billable accounts. Also, to a lesser extent, our income tax receivables ($1.7 million) decreased for the first nine months of 2007.
With respect to the loss from operations, we experienced a continuation of the decline in gross margin as it relates to our click-through business, both domestically and internationally and is partially attributed to the decreases in our average revenue per click as discussed in the above Revenue section.
Net cash provided by operating activities totaled $1.8 million during the nine months ended September 30, 2006. The net loss during the first nine months ended September 30, 2006 of $81.4 million included a non-cash impairment charge of $63.7 million taken in the second quarter of 2006 and non-cash depreciation and amortization charges of approximately $10.0 million. The loss also included $6.0 million non-cash equity based compensation charges, which was predominately related to our executive resignations and the related stock compensation expense. Also, a non-cash benefit of $0.8 million related to certain non-recurring European business tax reimbursements were recorded during the quarter ended September 30, 2006. The accounts receivable cash collections during the nine months ended September 30, 2006, decreased by $2.2 million, which was partially attributed to a 14.9% decrease in revenue.

Additionally, during the nine months ended September 30, 2006, we benefited from two significant IRS tax refunds ($5.3 million) that was received during our second quarter 2006 period, and related to tax years 2003 and 2004, respectively. Also, a significant reduction ($2.1 million) in cash provided by operating activities, for the nine months ended September 30, 2006, was reflected in accounts payable, accrued expense and other liabilities. These reductions are partially associated with our lower corporate legal fees in 2006, decreased levels of affiliate payments (reduction in revenue), and an overall decrease in activity in 2006, as compared to 2005, due to concerted efforts to reduce cost levels to align with revenues.
Investing Activities
Net cash used in investing activities totaled approximately $0.05 million during the nine months ended September 30, 2007. This use of cash was for the purchase of capital assets ($0.37 million). Offsetting this use of cash were aggregate proceeds received from the sale of our assets related to our sublease agreement ($0.12 million) and the proceeds received from the sale of our discontinued operations ($0.2 million).
Cash used for the nine months ended September 30, 2006 was used to purchase our capital assets associated with the planned network expansion, including a portion used to develop software for internal use ($6.4 million). In addition, payments made on the earn-out related to the acquisition of MIVA Direct ($2.8 million) and a net neutral position within the short-term investment account, net of gain or loss, resulted in a neutral impact as our short-term investments were liquidated into cash and cash equivalents as of September 30, 2006.
Financing Activities
Net cash used by financing activities during the nine months ended September 30, 2007 was $0.6 million. We paid approximately $1.1 million in conjunction with our perpetual software license agreement with FAST Search and Transfer. Offsetting these payments were proceeds received from the exercise of stock options related to the resignation of a former officer of the company.
Net cash used by financing activities during the nine months ended September 30, 2006 was $0.03 million. We received proceeds from the exercise of stock options of $1.9 million, offset by payments of $1.1 million made pursuant to a perpetual software license agreement with FAST Search and Transfer and $0.9 million for the repurchase of Company stock.
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
Despite the negative operating performance recorded in 2006, and into the first nine months of 2007, we currently anticipate that our cash and cash equivalents as of September 30, 2007 will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors,” in our Form 10-K filed with the Securities and Exchange Commission on March 16, 2007, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.
RESTRUCTURING
May 2007 Restructuring
On May 11, 2007, the Company entered into a Master Services Agreement with Perot Systems Corporation (the “Perot Master Services Agreement”), pursuant to which the Company outsources certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions. The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms. Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement are expected to be approximately $41.8 million.
As a result of the Master Services Agreement, the Company’s active employee base declined by approximately 50 employees and this transition was completed in September 2007. Approximately 29 Company employees transitioned to become employees of Perot Systems as a result of this agreement.
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
During the three and nine months ended September 30, 2007, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed by us with the SEC on March 16, 2007.
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
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
International revenues accounted for approximately 29.9% and 37.4% of total revenues during the three month periods ended September 30, 2007 and 2006, respectively. International revenues accounted for approximately 30.0% and 42.0% of total revenues during the nine month period ended September 30, 2007 and 2006, respectively. International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.
Our international operations are subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.
Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of our parent company or different subsidiaries result in gains and losses that are reflected in our consolidated statements of operations. The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2007, was a net translation adjustment of approximately $0.2 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive income.
Interest Rate Risk
Our exposure to market rate risk for changes in interest rates has been primarily due to our short-term investment portfolio. We have a prescribed methodology in which we invest excess cash in debt instruments of government agencies and high quality corporate issuers. Our portfolio is reviewed on a periodic basis and adjusted, as appropriate.

Item 4. CONTROLS AND PROCEDURES
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weaknesses identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of September 30, 2007.
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

Remediation
During the third quarter of 2007, we began the process of transitioning the Company’s corporate transactional accounting to Chennai, India as part of our Perot Master Service Agreement. As part of this transition process, we believe our management team is taking the appropriate actions to ensure the material weaknesses in internal control over financial reporting, as described above, are being addressed. As of September 30, 2007 we have made progress toward developing an effective internal control system by completing a number of steps, including, the following:
•
Technical Equipment – Management continued to emphasize more stringent receiving protocol to ensure remediation is achieved. In addition, an action plan has been developed and implemented that is designed to ensure reconciliations are completed in a timely manner;

•	Payroll – Management reassigned conflicting job responsibilities and continues to monitor to ensure this material weakness is remediated;
•
Treasury Functions – Management completed both the domestic and international transition of all banking functions to a new global financial service provider. This new service provider offers increased functionality, compliance, and security as part of their customer service offerings.

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
Except as described above, we have made no change to our internal control over financial reporting in connection with our third quarter 2007 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II Other Information
Item 1. Legal Proceedings
Cisneros Litigation
On August 3, 2004, a putative class action lawsuit was filed in the Superior Court of the State of California, County of San Francisco, against MIVA and others in its sector, by two individuals, Mario Cisneros and Michael Voight, “on behalf of themselves, all other similarly situated, and/or for the general public.” The complaint alleges that acceptance of advertising for Internet gambling violates several California laws and constitutes an unfair business practice. The complaint seeks unspecified amounts of restitution and disgorgement as well as an injunction preventing us from accepting paid advertising for online gambling. On May 9, 2005, Judge Kramer struck three of the restitution claims asserted by Plaintiffs for money lost by licensed gambling operators, such as Indian tribes, as well as the purported claims on behalf of the State of California for taxes and other state revenues allegedly lost by the State of California as result of online gambling. On October 11, 2005, Judge Kramer held a bifurcated trial on the issue of whether California public policy and the doctrine of in pari delicto are defenses to Plaintiffs’ claims for restitution for the gambling losses Internet gamblers purportedly incurred on Internet gambling sites, and Judge Kramer ruled that California public policy barred Plaintiffs’ claim for restitution. On April 13, 2007, the Court ruled that Plaintiffs cannot obtain disgorgement of revenues earned from ads for online gaming. The remaining issue is whether the Court should issue an injunction barring companies in MIVA’s industry from displaying ads for online gaming. The Court has scheduled a trial beginning on February 14, 2008, to resolve the issue of whether such an injunction should be issued. In addition, three of MIVA’s industry partners, each of which is a codefendant in the lawsuit, have asserted indemnification claims against MIVA for costs incurred as a result of such claims arising from transactions with MIVA, and MIVA entered into an agreement with one of these industry partners to resolve such claims. Subsequently the partner with which MIVA entered into an agreement was dismissed from the litigation, as well as several additional of MIVA’s co-defendants. In addition, Plaintiff Cisneros has been voluntarily dismissed from the case, but two plaintiffs remain. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

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
Two plaintiffs — Savings 4 Merchants and U.S. Citizens for Fair Credit Card Terms, Inc. - voluntarily dismissed themselves from the case, without prejudice, on April 4, 2005.  We believe we have no contractual or other relationship with either of the remaining plaintiffs.  On October 7, 2005, we filed a motion to dismiss the complaint pursuant to Ark. R. Civ. Proc. 12(b)(6) for failure to state claims upon which relief may be granted.  On October 14, 2005, we timely filed a motion to dismiss pursuant to Ark. R. Civ. Proc. 12(b)(2) for lack of personal jurisdiction.  The court has not yet ruled on these motions. Google, Yahoo, and certain other co-defendants in the case who were customers of Google and Yahoo have reached settlement terms with the plaintiffs that have been approved by the Court.  The court has stayed the case as to the remaining defendants, including MIVA, to allow them to continue settlement discussions with the plaintiffs, which are ongoing. The Court has ordered the parties to submit a mediation plan by November 1, 2007 if the case has not settled by that date, and the Court has ordered the parties to complete mediation by November 30, 2007. If the case does not settle, the Court will hold a hearing on MIVA’s 12(b)(6) motion on December 3, 2007, and a hearing on MIVA’s 12(b)(2) motion on January 7, 2008.
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
On December 28, 2005, the Court granted Defendants’ motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss.  The Court denied Defendants’ motion to dismiss as to certain statements relating to (1) removal of traffic sources, (2)  spyware, (3) implementation of screening policies and procedures, and (4) amounts of traffic purchased from distribution partners.  On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration. On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent. The Court requested additional briefing on the scienter issue, which is now complete. In addition, Plaintiffs have moved the Court to certify the putative class, and Defendants have filed briefs in opposition thereto. The matter currently is pending for consideration by the Court. Plaintiffs have also served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.
Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.
Derivative Stockholder Litigation
On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount. By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants’ motion to dismiss and renewed motion to dismiss in the securities class action. On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff’s counsel that the case is due to be reopened. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management’s attention and resources, and other factors.

43

Payday Advance Plus, Inc.
On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc.  The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA’s alleged knowledge and participation.  The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies.   On May 12, 2006, MIVA moved to dismiss the Complaint.  In an order dated March 12, 2007, the Court denied MIVA’s motion to dismiss the plaintiff’s breach of contract claim but granted the motion as it related to the remainder of the plaintiff’s claims.  On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com.  The amended complaint asserts only a claim for breach of contract claim against MIVA.  The plaintiff filed a motion for class certification on September 11, 2007, and MIVA filed its response on October 15, 2007. The motion is currently pending, and no hearing date has yet been set on the motion.
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
No accruals for potential losses for litigation are recorded as of September 30, 2007, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being recorded, we will do so. We expense all legal fees for litigation as incurred.

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
Risks Related to Our Business
We have recently implemented an outsourcing program for our IT infrastructure services, application development and maintenance, transactional accounting, and MIVA Media support. If we do not successfully transition outsourced functions or our service provider is not able to fulfill its service obligations, our business and operations could be disrupted, and our operating results could be harmed.
We have recently implemented outsourcing of various functions, such as our IT infrastructure services, application development and maintenance, transactional accounting and MIVA Media customer support.  These functions are critical to our operations and involve sensitive interactions between us and our advertisers, distribution partners, vendors, and employees. We have an implementation plan for launching the outsourcing initiative and we have service level agreements and monitoring controls once the initiatives are launched, however, if we do not successfully launch the outsourcing initiative, manage our service provider or if the service provider does not perform satisfactorily to agreed upon service levels, our operations, including our ability to account properly for our business, could be disrupted resulting in advertiser, distribution partner or employee dissatisfaction and it could cause a material adverse effect on our business, financial condition, and results of operations.
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
Our advertisers and advertising agencies can generally terminate their contracts with us at any time and on limited or no advance notice. We believe that advertisers will not continue to do business with us if (i) their investment in advertising with us does not generate sales leads, and ultimately customers, (ii) we do not deliver their advertisements in an appropriate and effective manner, or (iii) if our product offering does not result in a satisfying user experience. If we are unable to reduce advertiser attrition or remain competitive and provide value to our advertisers, it would have a material adverse effect on our business, financial condition, and results of operations.

We have made and anticipate making additional significant investments in new initiatives related to current and future product and service offerings that may not meet our expectations in terms of the viability, success, or profitability of such initiatives.
We have made and anticipate making significant investments in new initiatives related to current and proposed product and service offerings, such as our approach to certain areas of the pay-per-click business through our Precision Network, enhancements to our MIVA Media product and services offerings, an enterprise license for FAST’s Data SearchTM 360 data search and analysis software and the anticipated development and rollout of a new Global Technology platform. All such new and proposed initiatives require the expenditure of significant time, money, personnel and other resources. There can be no assurance that any of these initiatives will be timely, viable, successful, and profitable or will enjoy the same margins as our historical business. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing, and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce, or implement these or other products or services could materially adversely affect our business, financial condition, and results of operations.
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
Our success depends on providing products and services that businesses use to provide their clients with a high quality Internet experience. Our competitors are constantly developing innovative Internet products. As a result, we must continue to seek to enhance our technology and our existing products and services and introduce new high-quality products and services that businesses will use. Our success will depend, in part, on our ability to:
▪	Enhance and improve the responsiveness and functionality of our MIVA Media Network and our primary traffic services;

▪
License, develop or acquire technologies useful in our business on a timely basis, enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of the business; and

▪	Respond to technological advances and emerging industry standards and practices on a cost-effect and timely basis.
Because our markets are still developing and rapidly changing, we must allocate our resources based on our predictions as to the future development of the Internet and our markets. These predictions ultimately may not prove to be accurate. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology and systems. If we are unable to predict user preferences or industry changes, or to modify our products and services on a timely basis, we may lose partners and advertisers that could cause a material adverse effect on our business, financial condition, and results of operations.

If we are not able to stop the decline in revenue at MIVA Media and maintain or increase our average revenue per click, our revenues and results of operations could be materially adversely affected.
We have experienced a significant decline in our revenue at our MIVA Media division. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of clicks recorded during that same period. We have experienced a significant decline in our average revenue per click for both our MIVA Media US and MIVA Media Europe platforms. These declines in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; the effects of increased competition; delayed updates to the MIVA Media technology platform and the nexus between the six. We are actively seeking to stop the decline in revenue at MIVA Media and increase our average revenue per click by changing the overall mix of MIVA Media traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers, and seeking new implementations through which our advertisers’ keyword advertisements may be displayed. If the trend with respect to the decline in our revenue at MVIA Media or our average revenue per click continues, it could have a material adverse effect on our business, financial condition, and results of operations.
The success of MIVA Direct is dependent on our ability to maintain and grow our active toolbar base.
MIVA Direct operates a portfolio of consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, customized cursors, and screensavers. MIVA Direct makes the majority of its revenue from advertisements directed towards toolbar users. The amount of revenue generated by MIVA Direct is dependent on our ability to maintain and grow our active toolbar installed base. Factors that could negatively influence our ability to maintain and grow our active toolbar installed base include, but are not limited to, government regulation, acceptance of our toolbar products by consumers, the availability of advertising to promote our toolbar products, third-party designation of our toolbar products as undesirable or malicious, user attrition, and competition. If we are unable to maintain and grow our active toolbar base, it could have a material adverse effect on our business, financial condition, and results of operations.
Certain members of our management team and many of our employees have recently joined us and must be integrated into our operations.
As of September 30, 2007, we had 229 full-time employees. Some of our new employees include certain key managerial, technical, financial, marketing, and operations personnel, including our Chief Financial Officer and Chief Operating Officer who joined the company on December 15, 2006, and our Chief Executive Officer, who joined the company on September 6, 2005, as Chief Operating Officer and was named CEO on April 6, 2006. Some of our new employees may not yet have been fully integrated into our operations. We expect to add additional key personnel in the near future. Additionally, on April 3, 2006, our Board of Directors appointed a new non-executive Chairman and a new President. Our failure to attract and fully integrate our new employees into our operations or successfully manage and retain such employees could have a material adverse effect on our business, financial condition, and results of operations.

Employee turnover in our finance department, unfilled Accounting positions, and failure to successfully complete our transactional accounting outsourcing initiative could be detrimental to our ability to accurately report our financial results or prevent fraud.
We have had some employee turnover in our finance department and have several unfilled accounting positions.  Additionally, we are in the process of outsourcing significant transactional accounting functions.   Because of the employee turnover and vacant positions in our finance department, or if we are not successful in our outsourcing initiative, we may be unable to accurately report our financial results or prevent fraud, which could harm our business, financial position and operating results. Additionally, failure to accurately report our financial results could cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports, either of which could have a negative effect on the trading price of our common stock and our access to capital.
Risks Relating to an Investment in Our Common Stock
Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.
As of September 30, 2007, we had stock options outstanding to purchase a total of 2.1 million shares at an average weighted price of $9.66 per share under our stock incentive plans.
Also, as of September 30, 2007, we had 1,891,161 restricted stock units outstanding including approximately 273,896 in restricted stock units that would vest in equal tranches upon the Company’s common stock reaching, and closing, at share prices at or exceeding $8.00, $10.00, and $12.00, respectively, for ten consecutive trading days. The remaining approximate 1.6 million restricted stock units will vest predominately over the next three and one-fourth years in equal increments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2007, we purchased shares in connection with cashless stock option exercises and vesting of restricted stock units as described in the table below.

	Issuer Purchases and other Acquisitions of Equity Securities

	Total			Total Number of	Approximate Dollar
	Number of		Average	Shares Purchased	Value of Shares that
	Shares		Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased		per Share	Announced Program	Under the Program

Period
July 1, 2007 through July 31, 2007	904		$6.45	N/A	N/A
August 1, 2007 through August 31, 2007	904		4.50	N/A	N/A
September 1, 2007 through September 30, 2007	1,583		4.72	N/A	N/A

Total	3,391	(1)		—

(1)	Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.
Item 6. Exhibits
See Index of Exhibits.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: November 9, 2007	By:	/s/ Lowell W. Robinson
Lowell W. Robinson
Chief Financial and Chief Operating Officer
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