Form 10-K
period 2007-12-31
MIVA, INC.
filed 2008-03-14
CIK 1094808

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 0-30428
MIVA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5220 Summerlin Commons Blvd Fort Myers, Florida 33907	(239) 561-7229
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $215.0 million on June 30, 2007.

         There were 34,236,782 shares of the Registrant's Common Stock outstanding on February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 11, 2008, are incorporated by reference in Part III.

PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        Some of the statements in this report constitute forward-looking statements that are based upon current expectations and involve certain risks and uncertainties within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as "will", "should", "intend", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential", or "continue", or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

  •
  revenue;

  •
  primary operating costs and expenses;

  •
  capital expenditures;

  •
  operating lease arrangements;

  •
  evaluation of possible acquisitions of, or investments in businesses, products and technologies; and

  •
  existing cash and investments being sufficient to meet operating requirements.

        These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed in Part I, Item 1A Risk Factors and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

ITEM 1.    BUSINESS

Overview

        MIVA, Inc., together with its wholly-owned subsidiaries (collectively referred to as "we", "us", "our", "MIVA" or "the Company"), is an online media and advertising network company. We were organized under the laws of the State of Nevada in October 1995 under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation ("BeFirst"). As a result of the merger, BeFirst became our wholly-owned subsidiary. On June 17, 1999, we changed our name to BeFirst.com and, in September 1999, we changed our name again to FindWhat.com. In September 2004, we reincorporated from the State of Nevada to the State of Delaware, as a result of a merger. The reincorporation did not cause any change in our personnel, management, assets, liabilities, net worth, or the location of our headquarters. In June 2005, we created one global brand name—MIVA.

        We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers' campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of consumer entertainment properties. Our high-traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers' online experience by providing direct access to relevant content and search results. Our active toolbars and start pages installed currently enables direct marketing relationships with approximately 7.1 million toolbars worldwide.

        We derive our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when a person clicks on an ad.

        We offer a range of products and services through two divisions—MIVA Direct and MIVA Media.

MIVA Direct

        MIVA Direct operates a growing portfolio of consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, home pages, and downloadable desktop wallpapers and screensavers. Our high-traffic consumer destination websites organize audiences into marketable vertical categories and also facilitate the distribution of our downloadable products. Our customized ALOT toolbars are designed to make the Internet easy for consumers by providing direct access to affinity content and search results. Our active toolbars and start pages installed currently enable direct marketing relationships with approximately 7.1 million toolbars worldwide.

        Our ALOT toolbar products offer consumers direct links to a variety of relevant affinity content and provide search functionality, utilizing search results and ad listings primarily from a third-party provider. Our toolbars are made available as a free, convenient download and we believe improve the consumer experience through innovative features including one-click access to widgets displaying dynamic content such as local weather conditions, as well as links to websites featuring searchable content such as cooking recipes and dictionary definitions. Our toolbar footprint generates additional direct marketing opportunities with engaged consumers through e-commerce, travel-related comparison shopping, and lead generation programs.

        Our portfolio of consumer destination websites includes vertical content sites and entertainment-oriented sites. Selected sites include screensavers.com, superhoroscopes.com, jokebanana.com, weatherstudio.com, and spill.com. Our websites organize audiences into vertical categories, increasing high-quality, and marketable inventory for the benefit of advertisers. Our website traffic is monetized through pay-per-click, through cost-per-thousand ("CPM") banner ads, and cost-per-action ("CPA") ad units. As we continue to aggregate and organize consumer audiences into marketable segments, we believe we will be positioned to monetize our properties through rich media and video.

Revenue Model

        The majority of our MIVA Direct revenue is generated through search traffic generated from our toolbar products. Our toolbar products drive search traffic to our search website, where we provide algorithmic and sponsored search functionality through our contractual relationship with a third-party provider. When consumers conduct their search through our toolbars and search website and subsequently click-through on relevant ad listings, MIVA Direct earns a percentage of the total click-through revenue provided by the third-party ad provider that serviced the ad. Our toolbar revenue is not subject to further revenue share arrangements and we recognize 100% of the revenue received.

Competition

        Competitors to our MIVA Direct division include: MSN, Google, Yahoo!, Ask.com, and Freeze.com. Each of these entities offers a form of online media or entertainment through a series of desktop applications or websites. These offerings can include social networking, casual gaming, screensavers, and other content and services.

MIVA Media—Pay Per Click Advertising and Publishing Network

        Our MIVA Media division is an auction based pay-per-click advertising and publishing network that operates across North America and Europe. We connect millions of buyers and sellers online by displaying relevant and timely text ads in response to consumer search or browsing activity on select Internet properties. Such interactions between online buyers and sellers result in highly targeted, cost-effective leads for our advertisers and a source of recurring revenue for our publisher partners.

Advertiser Overview

        We run pay-per-click ad networks in US, UK, France, Germany, Italy, and Spain. We offer advertisers a transparent bid for position auction model where advertisers can see the actual bid price for their desired placement.

        We currently operate two pay-per-click ad networks in each of our two principal markets, the United States and the United Kingdom. Our Core Network offers broad distribution and delivers leads to advertisers across various sectors. Our Precision Network offers targeted distribution for specific verticals. Advertisers can advertise on the Core Network, Precision Network, or a combination of the two.

        The Precision Network currently covers 18 verticals in the US and five verticals in the UK. We believe our Precision Network provides advertisers with several benefits including:

  •
  Pay for Results:  advertisers only pay when consumers undertake a predetermined action such as clicking on an ad;

  •
  Generate Targeted Leads:  Targeted traffic results at higher conversion rates. We target online ads to users who are interested in relevant products or services at the time they are searching for those products or services. Advertisers can bid on specific keywords or match their keywords to additional, relevant terms that are being searched within the MIVA Media Network; and

  •
  Manage, Measure, Control Advertising Spend:  Advertisers can utilize a suite of sophisticated tools to manage their campaigns. Advertisers have control to monitor, track, organize, budget, and manage keywords and campaigns, placement of the keywords, total expenditures, and their cost per lead down to the individual click. As a result, advertisers can effectively measure and optimize their return on investment.

Publisher Overview

        Our MIVA Media publisher network includes thousands of third party and MIVA owned properties, including, portals, vertical and category specific content websites, commerce websites, community websites, search engines, directories, toolbars and desktop marketing applications. We offer our publisher partners a number of ways to monetize their Internet properties, including a combination of one or more of the following:

  •
  Content Ads: Keyword or contextually targeted pay-per-click ads that are displayed in fully customized implementations alongside website content;

  •
  Search Ads: pay-per-click ads displayed in response to specific type-in search queries or hypertext link clicks; and

  •
  InLine Ads: pay-per-click ads that appear when users move their mouse over select keywords within actual editorial content.

        For our larger MIVA Media publisher partners, we provide a managed program that includes a suite of customized solutions, including Search, Content, Directory, Domain, Exit Traffic, and InLine to help publishers maximize the revenue potential of their Internet properties. Small to medium-sized publishers use the MIVA Monetization Center (MIVA MC) that offers these publishers commonly requested features that can be implemented in a self-serve environment. For all publishers, MIVA offers several benefits, including:

  •
  Enhanced Monetization:  Our publisher solutions are designed to maximize the monetization potential of publisher properties, while engaging their end-users. A single interaction can result in consumer exposure to multiple ad types enabling publishers to maximize revenues, while enhancing relevance for and engaging consumers. This enables publishers to drive increased revenues without the need to increase page impressions;

  •
  Flexibility:  We offer our publishers the option to enter into non-exclusive contracts and this does not require publishers to sign up for minimum contract periods. MIVA Media partners can choose to display InLine Ads, Content Ads, Search Ads or a combination of the three. We also offer publishers the option to "pull" appropriate ads instead of "pushing" ads to their properties;

  •
  Customization:  We can customize ads to suit the design style of publisher sites. Within the MIVA MC, partners can select from a range of standard Interactive Advertising Bureau ("IAB") and custom formats, and can specify colors and the number of ads they display; and

  •
  Large Network of Advertisers and Agencies:  Our publishers gain access to thousands of advertisers throughout North America and Europe placing ads and bidding on keywords within our global advertiser database. Our advertisers range from small local businesses to large global marketers and advertising agencies.

Revenue Model

        For MIVA Media, we derive our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when an Internet user clicks on an ad.

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

        We also generated revenue from two private label agreements throughout 2006 and into the first two months of 2007. However, these two private label agreements expired in February 2007 as we decided to deemphasize our private label business in order to allow us to devote more attention to our core business and new initiatives. We recorded this revenue on a net revenue recognition basis (Reference Note B to our consolidated financial statements—Revenue Recognition).

        Financial information about geographical areas is set forth in Note N to our consolidated financial statements.

Competition

        Our MIVA Media competitors engage in various forms of performance marketing, typically serving ad listings to consumers through branded search properties and/or through relationships with third-party website publishers. Portals and search engines that offer performance ad solutions for their own and third-party use include Google, MSN, Yahoo!, IAC/InteractiveCorp (Ask.com), 7Search, InfoSpace, LookSmart, Marchex, and ValueClick.

Technology and Operations

        We believe high traffic, keyword-targeted advertising networks, especially those that distribute their results to third-party partners, require a fast, reliable and secure infrastructure that can be easily expanded to maintain acceptable response times under the stress of growth. We believe that we have created an infrastructure that provides us with a platform from which to grow our business, including technical operations in our headquarters in Fort Myers and in hosted facilities in Atlanta, New York City, San Diego, Virginia, London, and Amsterdam.

        On May 11, 2007, we entered into a Master Services Agreement with Perot Systems Corporation (the "Perot Masters Services Agreement"), pursuant to which we outsourced a portion of our information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.

        We believe our current infrastructure and operating environment are appropriately sized and designed for their intended use, which includes interaction with Internet users, advertisers, advertising agencies, distribution partners, and web hosting partners. However, we will need to continue to invest significantly to maintain and upgrade our software platform and infrastructure.

        In the fourth quarter of 2007 we began development of a new global advertiser and distribution partner application called the "Transformation Project". The Transformation Project involves the development and implementation of one consolidated global system to replace MIVA Media's eleven existing internet advertising management and distribution partner management systems. As part of the Transformation Project, we expect that MIVA Media's advertisers and distribution partners in the United States and in Europe (United Kingdom, Germany, France, Italy, and Spain) will be migrated into one newly developed consolidated global system. We anticipate the new global advertiser and distribution partner system will be launched in beta by the end of 2008.

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

        We rely on a patent license from Yahoo! for the operation of certain portions of our pay-per-click business. We received the license on August 15, 2005, when we settled a patent infringement lawsuit brought by Overture Services ("Overture Services") and Yahoo! Inc. (collectively with Overture Services "Yahoo!") against us regarding U.S. Patent No. 6,269,361 and received a royalty bearing non-exclusive license from Yahoo! regarding certain patents. The license agreement may be terminated by Yahoo! or by us upon the occurrence of certain events, including upon certain material breaches by either party to the agreement or if we were to challenge the validity or enforceability of the Yahoo! patents.

Regulations

        We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation, user privacy and characteristics, and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce, which is charged with investigating and making recommendations to Congress regarding the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherwise, in any or all of the countries we serve, may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business, or otherwise have an adverse effect on our business, financial condition, and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. Future international, federal, or state legislation or regulations could have a material adverse effect on our business, financial conditions, and results of operations. For instance, legislation has been introduced and, in one instance, enacted, that, if upheld, may impact our ability to display contextual ads.

        Additionally, the U.S. Congress and some state legislatures have introduced legislation designed to regulate "spyware," which has not been precisely defined, but which is often defined as software installed on consumers' computers without their informed consent and which is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. Our internal policies prohibit reliance on "spyware" for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings currently provided by our MIVA Direct division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent to or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers' computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.

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

Employees

        As of December 31, 2007, we had approximately 230 full-time employees. We had approximately 135 employees in marketing, sales and service (which includes, but is not limited to departments such as business development, sales, marketing, customer service, credit transactions, business affairs, corporate development, and affiliate relations), 55 employees in our technical departments, product development, and product management departments, and 40 in our general and administrative departments.

        Our MIVA Direct sales and marketing activities are concentrated in New York. Our MIVA Media sales and marketing efforts are located in Florida, London, New York, New Jersey, Germany, France, and Italy.

        We have never had a work stoppage and our employees are not represented by any collective bargaining unit. We consider our relations with our employees to be good.

Available Information

        We maintain an Internet website at http://www.miva.com. We make available free of charge on our website links to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We are providing the address to our Internet website solely for the information of investors. None of the information on our Internet website is part of this report. Additionally, individuals can access our electronically filed reports, proxy statements and other information through the Internet site maintained by the Securities and Exchange Commission at http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Our Business

Our business is difficult to evaluate because we have a limited operating history in an emerging and rapidly evolving market and in 2004 acquired several new businesses.

        We began operating our business in 1998 and since that time we have undergone significant changes:

  •
  we launched the Findwhat.com Network (now MIVA Media US) in September 1999; and,

  •
  in 2004, we acquired several companies, including a provider of connected desktop consumer software, a U.S. performance-based, keyword-targeted advertising business; and a provider of performance-based, keyword-targeted Internet advertising services in Europe, each of which substantially diversified and expanded the scope and geographic reach of our operations.

        Accordingly, we have a limited operating history upon which an investor can make an evaluation of the likelihood of our success. Additionally, we derive nearly all of our net revenue from online advertising, which is a relatively new and rapidly evolving market. An investor should consider the likelihood of our future success to be speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce. To address these risks, we must, among other things:

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

One advertisement feed provider accounts for a significant portion of our consolidated revenue.

        On December 28, 2006, we entered into an agreement with Google pursuant to which we have agreed to exclusively utilize Google's WebSearch and AdSense Services for approved MIVA Direct websites and applications. For the year ended December 31, 2007, Google accounted for approximately 28.4% of our consolidated revenue. Our agreement with Google has a term of two years and contains broad termination rights. If (i) we fail to have websites and applications approved by Google or, (ii) Google exercises its termination rights and we are unable to find an alternative advertisement feed provider that offers the same revenue opportunity as our current advertisement feed provider, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.

The success of our MIVA Direct is dependent on our ability to maintain and grow our active toolbar base.

        MIVA Direct operates a portfolio of consumer destination websites as well as a range of consumer-oriented interactive products including toolbars and screensavers. MIVA Direct derives the majority of its revenue from advertisements directed towards toolbar users. The amount of revenue generated by MIVA Direct is dependent on our ability to maintain and grow our active toolbar installed base. Factors that could negatively influence our ability to maintain and grow our active toolbar installed base include, but are not limited to, government regulation, acceptance of our toolbar products by consumers, the availability of advertising to promote our toolbar products, third-party designation of our toolbar products as undesirable or malicious, user attrition, and competition. If we are unable to maintain and grow our active toolbar base, it could have a material adverse effect on our business, financial condition, and results of operations.

Our MIVA Media business is dependent upon our relationships with, and the success of, our distribution partners, including our ability to attract new distribution partners and retain existing distribution partners on favorable terms.

        Our MIVA Media distribution partners are very important to our business, financial position, and results of operations. These partners provide our services on their websites or otherwise direct their user traffic to our paid listings. Our distribution partners may experience difficulty in attracting and retaining a substantial number of users due to, among other reasons, the rapidly changing nature of the market, technological innovation, industry consolidation, and changing consumer preferences.

        In addition, we may not be able to further develop and maintain relationships with distribution partners. Difficulties may arise in our relationships with distribution partners for a number of reasons, some of which are outside of our control. These distribution partners may regard us as not significant for their own businesses, may regard us as a competitor to their businesses, or find our competitors to be more attractive. In addition, our distribution partners face substantial competition, and any inability on our part to align with successful distribution partners could adversely affect our business. Our distribution partners may not be able to increase or maintain in the future the Internet traffic they have historically generated for our network. Additionally, we have in the past and expect that in the future we will cease displaying advertisements through certain distribution partners or their affiliates whose traffic does not adequately convert to revenue for our advertisers. Moreover, our agreements with our distribution partners vary in duration and generally are not long-term agreements. Our distribution agreements are generally terminable upon the occurrence of certain events, including our failure to meet certain service levels, general breaches of agreement terms, and changes in control in certain circumstances. We may not be successful in recruiting new distribution partners or renewing our existing distribution partnership agreements. If we are able to recruit new distribution partners or renew existing agreements, there is no guarantee that the new agreements will be on as favorable terms as our existing distribution basis. Any adverse changes in the business of, or our relationships with, key distribution partners or any inability on our part to obtain new distribution partners could have a material adverse effect on our business, financial position, and results of operations.

We may be negatively impacted by our MIVA Media distribution partners and their sub-affiliates that engage in activities in violation of our distribution guidelines.

        From time to time we may discover that certain of our MIVA Media distribution partners or their affiliates are obtaining Internet users in a manner that does not adhere to our distribution guidelines. While we regularly monitor the activities of our distribution partners to ensure their compliance with our distribution guidelines, we do not monitor the distribution methods used by all of our distribution partners all of the time. If we fail to detect activities of our distribution partners that display our paid listings in a manner contrary to our distribution guidelines, we could be associated with such activities and such association could have a negative impact on our reputation or our ability to attract and retain both advertisers and quality distribution partners and could subject us to third-party or governmental claims or investigations, which in turn could negatively impact our business, revenue, and results of operations.

        Additionally, we have removed portions of traffic generated by distribution partners, including some of our largest distribution partners. We remove traffic as a result of this generated traffic not meeting our distribution guidelines or our standards of quality. Also, our advertisers occasionally request certain feeds be removed from their distribution. Any of this activity may have a material adverse effect on our business, financial position, and results of operations.

Our success is dependent upon our ability to establish and maintain relationships with our MIVA Media advertisers and advertising agencies.

        We generate most of our revenue from our advertisers. Accordingly, our ability to generate revenue from MIVA Media is dependent upon our ability to attract new advertisers and advertising agencies, maintain relationships with existing advertisers and advertising agencies, and generate traffic to our advertisers' websites that meets their return on investment expectations. The number of advertisers using our MIVA Media platform has decreased in recent years. Our programs to attract advertisers and advertising agencies include direct sales, agency sales, online promotions, referral agreements, and participation in tradeshows. We attempt to maintain relationships with our advertisers and advertising agencies through customer service and delivery of qualified traffic.

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

        Advertisers utilize MIVA Media to deliver Internet traffic to their websites. We believe advertisers will only use our services if we deliver high quality Internet traffic that meets their needs. A typical way for an advertiser to gauge the quality of Internet traffic is a conversion ratio measuring conversions on their website against the amount of Internet traffic delivered. If we are not satisfied with the quality of Internet traffic delivered from our distribution partners we may take remedial action, including removal of the distribution partner from our networks. We may not be successful: in identifying distribution partners with low quality traffic before we use their services; or in delivering high quality traffic to our advertisers. Further, we have removed in the past and may continue in the future to remove all or a portion of the traffic generated by one or more distribution partners, including some of our largest distribution partners, or terminate our relationships with distribution partners because the traffic generated does not meet our distribution guidelines or our standards of quality or those of our advertisers, any of which could have a material adverse effect on our business, financial position, and results of operations.

If we are not able to stop the decline in revenue at MIVA Media and maintain or increase our average revenue per click, our business, revenues and results of operations could be materially adversely affected.

        We have experienced a significant decline in our revenue at our MIVA Media division. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of clicks recorded during that same period. We have experienced a significant decline in our average revenue per paid click for both our MIVA Media US and MIVA Media Europe platforms. These declines in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; advertiser bid prices of third-party providers; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; increases in the number of clicks occurring on run-of-network advertisements; the effects of increased competition; delayed updates to the MIVA Media technology platform; and the nexus between the eight. We are actively seeking to stop the decline in revenue at MIVA Media and increase our average revenue per click by changing the overall mix of MIVA Media traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers, and seeking new implementations through which our advertisers' keyword advertisements may be displayed. If the trend with respect to the decline in our revenue at MIVA Media or our average revenue per click continues, it could have a material adverse effect on our business, financial condition, and results of operations.

Click-through fraud, whether we detect it or not, could cause our revenues and our business to suffer.

        From time to time, we receive clicks on our ads by persons seeking to increase the advertising fees paid to MIVA Media distribution partners. Click-through fraud occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to MIVA Media's partner rather than to view the underlying content. We have implemented screening policies and procedures to minimize the effects of these fraudulent clicks. We believe that these policies and procedures assist us in detecting fraudulent click-throughs, which are not billed to our advertisers. However, we cannot be certain that our policies and procedures detect all fraudulent clicks and detection may become more difficult in the future if third parties implement more sophisticated fraudulent click-through schemes. To the extent that we are unable to detect click-through fraud, we later may have to issue refunds to advertisers for amounts previously paid to MIVA Media. Any of these situations would adversely affect our business, revenue, and results of operations and these types of fraudulent activities could hurt our brands. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks would not lead to revenue for the advertisers. If this occurs, our advertisers may become dissatisfied with our advertising programs, and we may lose advertisers and revenue.

        Additionally, we, along with others in our industry, were named in a putative class action lawsuit by Lane's Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. All of the plaintiffs' claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals who allegedly "were overcharged for [pay per click]

advertising," and seeks monetary damages, restitution, prejudgment interest, attorneys' fees, and other remedies.

        We were also named as a defendant in a putative class action lawsuit filed on March 10, 2006, by Payday Advance Plus, Inc., on behalf of themselves and all others similarly situated. The plaintiff's claims are predicated on the allegation that Advertising.com, a MIVA Media distribution partner, engaged in click fraud to increase revenues to themselves with MIVA's alleged knowledge and participation. The complaint seeks monetary damages, restitution, prejudgment interest, attorneys' fees, injunctive relief, and other remedies.

        In January 2008 we entered into a settlement agreement with the plaintiffs in the Lane's Gifts and Collectibles class action litigation. Additionally, Payday Advance Plus, Inc., has agreed to join the settlement agreement and to dismiss with prejudice all claims it has asserted against MIVA such that the Payday Advance Litigation would be settled and resolved in its entirety.

        The settlement agreement is subject to various conditions, including, but not limited to, notice to the class and final approval by the Arkansas court, which granted preliminary approval to the settlement at a hearing held on January 23, 2008. If approved, the agreement provides that all claims against MIVA and its subsidiaries, including indemnification obligations to a co-defendant, will be dismissed without presumption or admission of any liability or wrongdoing. Pursuant to the agreement, MIVA would establish a settlement fund of $3,936,812, of which up to $1,312,270 would be in cash for payment of plaintiffs' attorneys' fees and class representative incentive awards and the balance would be in advertising credits relating to the class members' advertising spending with MIVA during the class period. If the settlement is approved, we anticipate the advertising credits will be accounted for as a reduction to revenues in the periods they are redeemed. Estimated plaintiffs' attorney fees and class representative incentive awards of $1,312,270 were accrued in the fourth quarter 2007. Dismissal of the Payday Advance action is subject to approval of the U.S. District Court for the Southern District of New York where the suit was filed.

        Allegations of the nature asserted in the foregoing cases, generally relating to click-through fraud, whether accurate or not, may have the effect of causing advertisers to lose confidence in the services we provide and to cease advertising with us. Any material reduction in our advertisers' participation in MIVA Media on an aggregate basis could have a material adverse effect on our results of operations. Additionally, this litigation and similar cases in the future could be costly, time-consuming, and result in the diversion of our management's time and attention, any of which could have a material adverse effect on our business, financial condition, or results of operations.

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

        We have recently implemented outsourcing of various functions, such as our IT infrastructure services, application development and maintenance, transactional accounting, and MIVA Media customer support. These functions are critical to our operations and involve sensitive interactions between us and our advertisers, distribution partners, vendors, and employees. We have an implementation plan for launching the outsourcing initiative and we have service level agreements and monitoring controls once the initiatives are launched. However, if we are not successful in implementing the outsourcing, or managing our service provider, or if the service provider does not perform satisfactorily to agreed upon service levels, our operations, including our ability to account properly for our business, could be disrupted resulting in advertiser, distribution partner, or employee dissatisfaction and could cause a material adverse effect on our business, financial condition, and results of operations.

We rely on a patent license from Yahoo! for the operation of certain portions of our MIVA Media business.

        We rely on a patent license from Yahoo! for the operation of certain portions of our MIVA Media business. On August 15, 2005, we settled a patent infringement lawsuit brought by Overture Services ("Overture Services") and Yahoo!, Inc. (collectively with Overture Services, "Yahoo!") against us regarding U.S. Patent No. 6,269,361 and took a royalty bearing non-exclusive license from Yahoo! regarding certain patents. The license agreement may be terminated by Yahoo! or by us upon the occurrence of certain events, including upon certain material breaches by either party to the agreement or if we were to challenge the validity or enforceability of the Yahoo! patents. If we are unable to maintain the rights to use such patents, our business, financial condition, and results of operations could be materially adversely affected. In addition, the settlement contains terms and conditions that may be unacceptable to a third party and could negatively impact our ability to be sold or enter into a change of control transaction.

We have made and anticipate making additional significant investments in new initiatives related to current and future product and service offerings that may not meet our expectations in terms of the viability, success, or profitability of such initiatives.

        We have made and anticipate making significant investments in new initiatives related to current and proposed product and service offerings, such as our approach to certain areas of the pay-per-click business through our Precision Network, enhancements to our MIVA Media product and services offerings, the investments in MIVA Direct, and the anticipated development and rollout of a new global advertiser and distribution partner application for MIVA Media. All such new and proposed initiatives require the expenditure of significant time, money, personnel and other resources. There can be no assurance that any of these initiatives will be timely, viable, successful, and profitable or will enjoy the same margins as our historical business. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing, and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce, or implement these or other products or services could materially adversely affect our business, financial condition, and results of operations.

We have in the past and may in the future incur impairment charges that could materially adversely affect our earnings and our operating results.

        Our total assets as of December 31, 2007 include approximately $14.7 million in goodwill, $2.7 million in tangible assets and $5.4 million of intangible and other long-lived assets. The goodwill results from our acquisitions and represents the excess of the purchase price versus the fair value of the tangible and intangible assets acquired. On an annual basis, and more frequently as required, we assess whether indicators of impairment are present and perform the necessary analysis to ensure the carrying value of our goodwill, tangible, and intangible assets are substantiated. If future operating performance at one or more of our businesses does not meet expectations, we may be required to reflect, under current applicable accounting rules, non-cash charges to operating results for impairment. The recognition of an impairment of a significant portion of goodwill, tangible and intangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material. We have identified the valuation of goodwill and indefinite-lived intangible assets as a critical accounting policy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Goodwill and Indefinite-lived Intangible Assets" included in Item 7 of this Annual Report on Form 10-K.

        In the fourth quarter of 2007, as a result of continued operating losses related to our MIVA Media US business, we performed an impairment analysis to determine recoverability of the recorded long-lived assets of this division. As a result of this analysis, we determined that certain long-lived assets of our MIVA

Media US division were impaired under the provisions of Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144)." During the fourth quarter of 2007, we recorded approximately $4.7 million in non-cash impairment charges to reduce the carrying value of certain long-lived tangible and intangible assets to their estimated fair value.

        In the second quarter of 2007, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of its reduced revenue trend initially beginning in the middle to latter half of 2006 and continuing into, and throughout, 2007. As a result, we performed an impairment test to determine if the value of goodwill, intangible assets, and other long-lived assets of this division were recoverable under the provisions of SFAS 142 and SFAS 144, and it was determined that an impairment existed. Therefore, as provided under the provisions of these Statements we recorded a preliminary estimated non-cash impairment charge of $14.0 million to reduce the carrying value of goodwill to its fair value as of June 30, 2007. During the third quarter of 2007, we finalized this impairment test of our long-lived assets and the second steps of this impairment analysis, which resulted in an additional impairment charge of $1.4 million related to the long-lived assets of our MIVA Media Europe division.

        In the second quarter of 2006, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media Europe division, acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, June 2006. We anticipated further challenges in the European marketplace in future periods. As a result, we performed an impairment test to determine if the value of goodwill, intangibles assets and other long-lived assets were recoverable under the provisions of SFAS 142 and SFAS 144, and it was determined that an impairment existed. Therefore, as provided under the provisions of those statements, we recorded a non-cash impairment charge of $63.7 million to reduce the carrying value of goodwill and other intangible assets to their fair value.

        During the second quarter of 2005, our stock price declined significantly, resulting in our market capitalization falling below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of SFAS 142, and it was determined that an impairment existed. During the second quarter of 2005, we recorded a non-cash impairment charge of $117.1 million to reduce our carrying value of goodwill and other indefinite-lived intangible assets to their implied fair value. Additionally, $1.8 million in impairment was specific to our MIVA Small Business division and is included in discontinued operations.

        In addition, during the third quarter of 2005 we updated our projections, resulting in further indicators of goodwill impairment. The projections for all reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce our projections significantly, primarily as a result of new products that were not released as scheduled as well as reduced sales of our MIVA Merchant software. As a result, we recorded an additional goodwill impairment charge of $1.8 million and a long-lived asset impairment charge of $2.5 million for the quarter ended September 30, 2005. This impairment charge, as a result of the asset sale of MIVA Small Business in August 2007, is recorded in discontinued operations. After this charge, MIVA Small Business's goodwill and long-lived intangible assets balance was zero.

        We will continue to assess the potential of impairment for goodwill, intangibles assets, and other long-lived assets in future periods in accordance with SFAS 142 and SFAS 144. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.

        We cannot assure you that future impairments will not occur. If we determine that a significant impairment has occurred in the future, we would be required to write off additional goodwill. Any future impairment charges could have a material adverse effect on our financial condition and results of operations and could cause our stock price to decline.

Changes in legislation, regulation, and standards relating to online marketing, particularly online distribution of software, could harm our business.

        There is increasing awareness and concern among the general public and federal and state governments regarding marketing and privacy concerns, including those relating to online marketing and online distribution of software. The U.S. Congress and some state legislatures have introduced legislation designed to regulate "spyware," which has not been precisely defined, but which is often defined as software installed on consumers' computers without their informed consent and which is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. We do not rely on "spyware" for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our MIVA Direct division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers' computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted which makes the consent, notice or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.

        The regulatory environment with respect to online marketing practices is also evolving. The Federal Trade Commission, or FTC, has increasingly focused on issues affecting online marketing, particularly online privacy and security issues. One of the key areas of focus for the FTC is the difference between spyware and ad-serving software, such as our downloadable toolbar applications.

        New legislation, which could be proposed or enacted at any time in the future, new regulations or changes in the regulatory climate, or the expansion, enforcement or interpretation of existing laws could prevent us from offering some or all of our services or expose us to additional costs and expenses require substantial changes to our business or otherwise substantially harm our business.

We face substantial and increasing competition in the market for Internet-based marketing services.

        We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include: Google, MSN, Yahoo!, IAC/InteractiveCorp (Ask.com), 7Search, InfoSpace, LookSmart, Marchex, and ValueClick. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, and other resources than we have. These competitors historically have developed and expanded their portfolios of products and services more rapidly than we have. In addition, these and other competitors may have or obtain certain intellectual property rights that may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing aggressively in research and development, and competing more aggressively for advertisers and partners. We expect that these competitors will increasingly use their financial and technological resources to compete with us.

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

        We are subject to income taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable and appropriate, the final determination of tax audits and any related tax litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of tax audit or tax litigation, our income tax provision, net income, or cash flows in the period or periods for which that determination is made could be materially adversely affected.

If we fail to grow or manage our growth, our business will be adversely affected.

        To succeed, we must grow. We may make additional acquisitions in the future as part of our growth initiatives. These may include acquisitions of international companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which we have little or no experience. Additionally, we may fail to achieve the anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following:

  •
  we may incur substantial costs, delays, or other operational or financial problems in integrating acquired businesses, including in integrating each company's accounting, management information, human resource, and other administrative systems to permit effective management;

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

  •
  acquisitions may divert our management's attention from the operation of our businesses;

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

        In 2004, we grew rapidly through multiple acquisitions and a significant merger and these events assisted in achieving higher than normal growth rates. We may not be able to return to the 2004 historical growth rates and our future growth rates may continue to decline as a result of various factors, including increased competition. In 2005, 2006 and 2007, our growth rates declined. Additionally, if our operations continue in the same direction our growth rates may continue to decline into and throughout 2008, due to, among other things:

  •
  operating in an environment of increased competition both domestically and internationally;

  •
  increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales and marketing expenses, and increased costs of operating as an international public company with multiple divisions; and

  •
  impact of amortizing intangible assets acquired in mergers and acquisitions.

We are subject to numerous risks associated with our acquired international operations.

        Prior to 2004, we operated primarily in the United States. In July 2004 we merged with MIVA Media Europe, which is based in the United Kingdom and serves a number of additional European countries. Prior to this acquisition, we had no prior experience integrating and managing international operations. Any inability to successfully integrate and manage our international operations could have a material adverse effect on our business, financial condition, or results of operations. In addition, our future operating results could be adversely affected by a variety of factors arising out of our international operations, some of which are beyond our control. These factors include:

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

        As of December 31, 2007, we had 230 full-time employees. Some of our new employees include certain key managerial, technical, financial, marketing, and operations personnel, including our Chief Financial Officer and Chief Operating Officer who joined the company on December 15, 2006, and our Chief Executive Officer, who joined the company on September 6, 2005 as Chief Operating Officer, and was named CEO on April 6, 2006. Some of our new employees may not yet have been fully integrated into our operations. Additionally, on April 3, 2006, our Board of Directors appointed a new non-executive Chairman and a new President. Our failure to attract and fully integrate our new employees into our operations or successfully manage and retain such employees could have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to accurately report our financial results, which could harm our business and operating results.

        We have had some employee turnover in our finance and accounting departments. Additionally, we outsourced our transactional accounting functions in May 2007. Because of this turnover and the potential for future employee turnover in our finance and accounting department, or if our outsourcing initiative does not succeed, we may be unable to accurately report our financial results or prevent fraud, which could harm our business, financial position, and operating results. Additionally, failure to accurately report our financial results could cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports, either of which could have a negative effect on the trading price of our stock and our access to capital.

We may have difficulty attracting and retaining qualified, highly skilled personnel, including accounting and finance personnel.

        We expect the expansion of our business to place a significant strain on our managerial, operational, and financial resources. We will be required to expand our operational and financial systems significantly and train and manage our work force in order to manage the expansion of our operations. We will need to attract and retain highly qualified, technical and other personnel to maintain and update our products and services and meet our business objectives. Competition for such personnel is intense. We may not be successful in attracting and retaining such qualified personnel on a timely basis, on competitive terms, or at all. Our inability to attract and retain the necessary technical and other personnel would have a material adverse effect on our business, financial condition, and results of operations.

        Our success is substantially dependent on the performance of our senior management and key technical personnel. Many of our management and key employees are not bound by agreements that could prevent them from terminating their employment at any time. In addition, we do not currently hold key personnel life insurance policies on any of our key employees. We believe that the loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations.

        Further, our corporate accounting and finance department has had difficulty retaining and hiring qualified personnel. Additionally, in May 2007, we outsourced our transactional accounting function to Chennai, India as part of the Perot Master Services Agreement. We have recruited and, as of December 31, 2007, we have no remaining vacant positions available within the accounting and finance department. However, prior to these additions, in 2007, the lack of having these positions filled made the closing process difficult and elongated. This shortage of adequate in-house accounting and financial resources, and the complexity of the issues we faced during 2006, resulted in material weaknesses in our system of internal controls at December 31, 2006. If we are unsuccessful in retaining the appropriate and qualified accounting and finance personnel, our ability to effectively maintain our books and records will be weakened and material weaknesses in our internal control over financial reporting could result.

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

        Our systems and operations are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users, or "hackers," and similar events. Any such events could interrupt our services and severely damage our business. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data, or render us unable to provide services to our customers. In addition, we may be unable to provide services and websites due to a failure of the data communications capacity we require, as a result of human error, natural disaster, or other operational disruptions. The occurrence of any or all of these events could materially adversely affect our business, financial condition, and results of operations, and damage our brands if clients or prospective clients believe that our products are unreliable.

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

        We own several domestic and international trade and service mark registrations related to our products or services, including a U.S. Federal Registration for MIVA, along with trademarks for the names of our collective predecessor corporations. Additionally, we have filed applications to expand the geographic scope of the registration of the MIVA mark, among others, and have common law rights in several other marks. If other companies also claim rights to use the marks we use in our business, we may be required to become involved in litigation or incur additional expenses. Effective service mark, copyright, and trade secret protection may not be available in every country in which our services are distributed or made available through the Internet.

        The process and technology we use to operate MIVA Media is critical to the success of our business. In February 2000, we filed a patent application for MIVA Media with the United States Patent and Trademark Office. This patent application is still pending approval at December 31, 2007. Subsequently, we have filed additional patent applications covering additional services and the evolution of our business model. These applications are currently pending. Our patent applications may be rejected and we may be unable to prevent third parties from infringing on our proprietary rights.

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

As of December 31, 2006, we had material weaknesses in our internal control over financial reporting that could have prevented us from being able to accurately report our financial results or prevent fraud, which could harm our business, financial position, and operating results.

        Effective internal controls are necessary for us to provide reliable and accurate financial reports and prevent fraud. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we assess, and our independent registered public accounting firm attest to, the design and operating effectiveness of our internal control over financial reporting. If we cannot provide reliable and accurate financial reports and prevent fraud, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that needed improvement. During 2007 we have remediated our three material weaknesses from 2006 and we do not have any material weaknesses in our internal control over financial reporting as of December 31, 2007. However, we may identify material weakness in the future. These matters and our continued efforts regarding remediation of these matters, as well as our efforts regarding internal controls generally are discussed in detail in Part II, Item 9A, Controls and Procedures, of this Annual Report on Form 10-K.

        As of December 31, 2006, we identified three material weaknesses in our internal control over financial reporting with respect to capital assets, treasury, and inventory. Additionally, as of December 31, 2005, we had identified several other material weaknesses in our internal control over financial reporting. At present we have remedied all outstanding issues with respect to the material weaknesses we identified as of December 31, 2005 and 2006. However, since the requirements of Section 404 are ongoing and apply for future years, we cannot be certain that we or our independent registered public accounting firm will not identify deficiencies or material weaknesses in our internal controls in the future. Remediating the material weaknesses that were identified in the past, and any additional deficiencies, significant deficiencies or material weaknesses that we or our independent registered public accounting firm may identify in the future, has in the past and could in the future require us to incur significant costs, hire additional personnel, expend significant time and management resources or make other changes. Any delay or failure to design and implement new or improved controls, or difficulties encountered in their implementation or operation, could harm our operating results, cause us to fail to meet our financial reporting obligations, or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud. Disclosure of our material weaknesses, any failure to remediate such material weaknesses in a timely fashion, or having or maintaining ineffective internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

We cannot predict our future capital needs and may not be able to secure additional financing.

        We have no material long-term agreements or short-term commitments for the funding of capital expenditures. We currently anticipate that our cash and cash equivalents of $29.9 million as of December 31, 2007, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months.

        Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above. As we require additional capital resources, we may seek to sell debt securities or additional equity securities, or obtain a bank line of credit. There can be no assurance that any financing arrangements will be available in amounts, or on terms, acceptable to us, if at all.

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

  •
  other consumer protection laws.

        Legislation has also been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but which is often defined as software installed on consumers' computers without their informed consent and which is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services, which could, in turn:

  •
  decrease the demand for our services;

  •
  increase our cost of doing business;

  •
  preclude us from developing additional products or services;

  •
  result in adverse publicity to us or our distribution partners; and

  •
  subject us to fines, litigation, or criminal penalties, enjoin us from conducting our business or providing any of our services, otherwise have a material adverse effect on our business, financial condition, and results of operations, or result in a substantial decline in the market price of our common stock.

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

        Our current and future business activities, including implementation of MIVA Media's service or our private label service, may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark, or patent infringement. We are aware of allegations from time to time concerning these types of claims and in particular in respect of trademark infringement claims. For example, certain potential claimants currently allege that they have trademark rights in certain keywords and that we violate these rights by allowing competitors of those potential claimants to bid on these keywords. While we believe that we have defenses to these claims under appropriate trademark legislation or, in certain circumstances, indemnification rights under our agreements with advertisers, we may not prevail in our defenses to any intellectual property infringement claims, and we may not be able to collect under any indemnification provisions relating to these claims, if any. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of our management's time and attention.

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

        The law relating to the liability of providers of online services for activities of their users and for the content of their advertisers' listings is currently unsettled and could harm our business. Our insurance policies may not provide coverage for liability for activities of our users or advertisers for the content of their listings. We may not successfully avoid civil or criminal liability for alleged unlawful activities carried out by consumers of our services or for the content of our listings. Our potential liability could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings. Any costs incurred as a result of such liability or asserted liability could significantly harm our business, financial condition, and results of operation.

Risks Relating to an Investment in Our Common Stock

The market price of our common stock has been and may continue to be volatile.

        The market price of our common stock has in the past and may in the future experience significant volatility as a result of a number of factors, many of which are outside of our control. Each of the risk factors listed in this Part I, Item 1A—Risk Factors, and the following factors, may affect the market price for our common stock:

  •
  our quarterly results and ability to meet analysts' and our own published expectations;

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

  •
  sales of substantial amounts of our common stock, including shares issued upon the exercise of outstanding options or warrants; and

  •
  potential of industry consolidation in our sector.

        Because our business is changing and evolving, our historical operating results may not be useful in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. Also, online user traffic tends to be seasonal.

        In addition, the stock market has experienced significant price and volume fluctuations that particularly have affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. Following periods of volatility in the market price of a company's securities such as we have recently experienced, securities class action litigation is often instituted against such a company, as we have recently had a number of such suits instituted against us. See "We have had a number of purported class action lawsuits filed against us and certain of our officers and directors alleging violations of securities laws." This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition, and results of operations.

If we experience lower-than-anticipated revenue in any particular quarter, or if we announce that we expect lower revenue or earnings than previously forecasted, the market price of our common stock could decline.

        Our revenue is difficult to forecast and is likely to fluctuate from quarter to quarter due to many factors, including many that are outside of our control. Any significant revenue shortfall, lowered revenue or earnings forecast, or failure to meet analysts' expectations could cause the market price of our common stock to decline substantially. Factors that could lower our revenue or affect our revenue and earnings forecast include:

  •
  the possibility that our customers may cancel, defer, or limit purchases as a result of reduced advertising budgets or weak and uncertain economic and industry conditions;

  •
  the potential for our competitors to gain market share;

  •
  the possibility that our distribution partners will introduce, market, and sell products and services that compete with our products and services;

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

  •
  the possibility that our business will be adversely affected as a result of the threat of terrorism, terrorism, or military actions taken by the United States or its allies, or from force de majeure events; and

  •
  potential of industry consolidation in our sector.

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

        As of December 31, 2007, we had stock options outstanding to purchase a total of approximately 1.9 million shares at an average weighted price of $9.85 per share under our stock incentive plans.

        Also, as of December 31, 2007, we had 1,588,549 restricted stock units outstanding including approximately 262,560 in restricted stock units that would vest in equal tranches upon the Company's common stock reaching, and closing, at share prices at or exceeding $8.00, $10.00, and $12.00, respectively, for ten consecutive trading days. The remaining approximate 1.3 million restricted stock units will vest predominately over the next three years in equal increments.

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

        If it is determined that we or our officers or directors have engaged in the types of activities alleged by these plaintiffs, we and our officers and directors could be subject to damages and may be subject to further prosecution. Regardless of the outcome, these litigations could have a material adverse impact on us because of harm to our reputation, defense costs, diversion of management's attention and resources, and other factors.

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

        If it is determined that our officers or directors have engaged in the types of activities alleged in the putative derivative action, our officers and directors could be subject to damages and may be subject to further prosecution. We have agreed to indemnify our officers and directors in connection with the defense of this action. Accordingly, regardless of the outcome, this litigation could have a material adverse impact on us because of harm to our reputation, defense costs, diversion of management's attention and resources, and other factors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our primary administrative, sales, customer service, and technical facilities are leased in Fort Myers, Florida and London, U.K., which serve as the headquarters for MIVA Media US and MIVA Media Europe, respectively. We also lease offices both domestically and internationally as follows: New York, New York; Paris, France; Hamburg and Munich, Germany; Bridgewater, New Jersey; and other cities in the United States and Europe, which serve as regional business development and sales offices. Additionally, we maintain technical data center operations with third-party hosting facilities in the following locations: Atlanta, Georgia; Sterling, Virginia; San Diego, California; London; and Amsterdam.

        As of December 31, 2007, our leased properties provide us with an aggregate of approximately 69,000 square feet for all of our operations. This total does not include our allocated space for our technical data centers as noted above. We believe these facilities are adequate, at this time, for their intended use.

ITEM 3.    LEGAL PROCEEDINGS

Lane's Gifts and Collectibles Litigation

        On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against MIVA and others in our sector by Lane's Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc. and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs' claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals who allegedly "were overcharged for [pay per click] advertising," and seeks monetary damages, restitution, prejudgment interest, attorneys' fees, and other remedies.

        An industry participant is a codefendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies. We have agreed to defend and indemnify the codefendant in accordance with the terms of our contract with them.

        We entered into an agreement with the plaintiffs to settle this case in January 2008. The settlement agreement is subject to various conditions, including, but not limited to, notice to the class and final approval by the Arkansas court, which granted preliminary approval to the settlement at a hearing held on January 23, 2008. If approved, the agreement provides that all claims against us, including our indemnification obligations to a co-defendant, will be dismissed without presumption or admission of any liability or wrongdoing. Pursuant to the agreement, we would establish a settlement fund of $3,936,812, of which up to $1,312,270 would be in cash for payment of plaintiffs' attorneys' fees and class representative incentive awards and the balance would be in advertising credits relating to the class members' advertising spending with us during the class period. At December 31, 2007 we have accrued the $1,312,270 of plaintiffs' attorneys' fees and class representative incentive awards as litigation settlement expense, and, once final approval is obtained expect to record advertising credits as a reduction to revenues in the periods they are redeemed.

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

        Plaintiffs allege generally that, during the putative class period, we made certain misleading statements and omitted material information. Plaintiffs seek unspecified damages and other relief.

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

        On December 28, 2005, the Court granted Defendants' motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants' motion to dismiss. On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss. On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent. The Court requested additional briefing on the scienter issue, and on February 15, 2008, entered an Order dismissing one of the individual defendants from the lawsuit and limiting the claims that could be brought against another individual defendant. In addition, Plaintiffs have moved the Court to certify the putative class, and Defendants have filed briefs in opposition thereto. The matter currently is pending for consideration by the Court. Plaintiffs have also served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Derivative Stockholder Litigation

        On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount. By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants' motion to dismiss and renewed motion to dismiss in the securities class action. On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff's counsel that the case is due to be reopened. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Payday Advance Plus, Inc.

        On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with MIVA's alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys' fees, injunctive relief, and other remedies. On May 12, 2006, MIVA moved to dismiss the Complaint. In an order dated March 12, 2007, the Court denied MIVA's motion to dismiss the plaintiff's breach of contract claim but granted the motion as it related to the remainder of the plaintiff's claims. On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com. The amended complaint asserts only a claim for breach of contract claim against MIVA. The plaintiff filed a motion for class certification on September 11, 2007, and MIVA filed its response on October 15, 2007. The motion is currently pending, and no hearing date has yet been set on the motion.

        The plaintiff in the Payday Advance Plus case is a party to the settlement agreement in the Lane's Gifts and Collectibles case and has agreed to move to dismiss with prejudice all claims it has asserted against MIVA such that this litigation would be settled and resolved in its entirety. Dismissal of the case is subject to approval of the court in New York.

Comet Systems, Inc.

        The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007. In the suit the shareholders' agent contends that our calculation and payment of contingent amounts payable under the merger agreement were not correct. However, we contend that we calculated and paid the contingent amounts correctly. The agent for the shareholders has filed a motion for partial summary judgment, which the parties are currently briefing. We intend to defend the claim vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management's attention and resources, and other factors.

Bid For Position, LLC

        On December 13, 2007, a patent infringement case was filed in the United States District Court for the Eastern District of Virginia against AOL, Google, Microsoft, and MIVA by Bid For Position, LLC. The complaint alleges that Bid For Position, LLC is the owner of U.S. Patent No. 7,225,151, which was issued on May 29, 2007 and is entitled "Online Auction Bid Management System and Method." We believe we do not infringe any valid and enforceable claim of plaintiff's patent and intend to defend the case vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management's attention and resources, and other factors.

Other Litigation

        We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operation.

        Except for the accrual described above regarding the Lane's Gifts and Collectibles Litigation, no other accruals for potential losses for litigation are recorded as of December 31, 2007, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so. We expense all legal fees for litigation as incurred.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

        Our common stock trades on the NASDAQ Global Market under the symbol "MIVA." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market:

	Common Stock Market Price
	High	Low
2007
Fourth Quarter	$4.64	$1.83
Third Quarter	7.53	4.03
Second Quarter	6.53	3.76
First Quarter	4.47	3.64
2006
Fourth Quarter	$3.60	$2.80
Third Quarter	4.27	2.23
Second Quarter	4.50	3.46
First Quarter	5.84	3.72

Stockholders

        We had 249 shareholders of record as of February 29, 2008.

Dividends

        We have never paid cash dividends and currently do not intend to pay cash dividends on our common stock at any time in the near future.

Recent Sales of Unregistered Securities

        We did not make any unregistered sales of our common stock during the 2007 fiscal year.

Issuer Purchases of Equity Securities

        During the three months ended December 31, 2007, we purchased shares in connection with cashless stock option exercises and vesting of restricted stock units as described in the table below.

	Issuer Purchases and other Acquisitions of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2007 through Oct. 31, 2007	904		$3.18	N/A	N/A
November 1, 2007 through Nov. 30, 2007	904		2.88	N/A	N/A
December 1, 2007 through Dec. 31, 2007	11,269		2.98	N/A	N/A

Total	13,077	(1)	—	—

(1)
Represents shares withheld by us upon the vesting for both cashless exerises of stock options and vesting of restricted stock units to satisfy withholding taxes.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MVA, Inc., The NASDAQ Composite Index
And The Goldman Sachs Internet Index

*
$100 invested on 12/31/02 in stock or index—including reinvestment of dividends. Fiscal year ending December 31.

	12/02	12/03	12/04	12/05	12/06	12/07
MIVA, Inc.	100.00	234.67	221.90	61.95	42.30	23.90
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Goldman Sachs Internet	100.00	212.80	298.62	291.50	268.80	350.82

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and consolidated financial statements and notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report:

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(a), (h), (i)	(b),(g), (i)	(c), (d), (i)	(e), (i)
Statements of operations
Revenues	$152,870	$170,797	$190,772	$167,304	$72,221
Net income (loss) from continuing operations	(36,794)	(84,976)	(125,031)	18,937	11,758
Net income (loss) per share
Basic—continuing operations	$(1.15)	$(2.71)	$(4.06)	$0.72	$0.59
Diluted—continuing operations	(1.15)	(2.71)	(4.06)	0.66	0.53
Balance sheets
Total assets	$71,057	$106,302	$190,792	$341,204	$74,658
Debt (including current portion)	—	1,360	2,600	6,514	—
Stockholders' equity	38,841	70,909	146,513	287,679	64,307

(a)
Includes impairment charges related to goodwill and other long-lived assets at MIVA Media Europe of approximately $15.4 million and $4.7 million of impairment charges related to MIVA Media US other long-lived assets. Also includes Lane's Gifts and Collectibles Litigation Settlement of $1.3 million

(b)
Includes impairment charges related to goodwill and other intangible assets at MIVA Media Europe of $63.7 million.

(c)
Includes impairment charges related to goodwill and other intangible assets at MIVA Media Europe and MIVA Direct of $117.0 million. Also, includes one-time payment of $8.0 million pursuant to the settlement agreement with Yahoo!

(d)
Includes non-recurring revenue of $1.5 million recognized related to the settlements of two distribution partner disputes.

(e)
Includes the acquisitions of MIVA Direct, B&B Advertising, and MIVA Media Europe.

(g)
Includes approximately $7.4 million of additional compensation resulting from the adoption of FAS 123(R).

(h)
Includes approximately $4.1 million of additional compensation resulting from the adoption of FAS 123(R).

(i)
Excludes discontinued operations of MIVA Small Business—sold as of August 1, 2007 and included in discontinued operations

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as "anticipates," "believes," "plans," "expects," "future," "intends," "estimates," "projects," and similar expressions to identify forward-looking statements. This management's discussion and analysis of financial condition and results of operations also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled "Risk Factors" under Item 1A of Part I of this Annual Report on Form 10-K.

Executive Summary

        We are an online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers' campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers' online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 7.1 million toolbars worldwide.

        The majority of MIVA Direct's revenue is generated through toolbar products. MIVA Direct's toolbar products offer consumers direct links to what we believe is relevant content and provide search functionality, utilizing ad listings serviced primarily through our contractual relationship with a third-party ad provider. When consumers conduct their search through our toolbars, and subsequently click-through relevant ad listings, MIVA Direct earns a percentage of the total click-through revenue recorded by the third-party ad provider that serviced the ad. During the past few years, we have invested, and we intend to continue to invest, more significantly in MIVA Direct, which is a key part of our strategy for transitioning our business model to more of an online consumer-oriented direct marketer.

        MIVA Media derives their revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when an Internet user clicks on an ad.

Recent Developments

        In the fourth quarter of 2007, as a result of continued operating losses related to our MIVA Media US business, we performed an impairment analysis to determine recoverability of the recorded long-lived assets of this division. As a result of this analysis, we determined that certain long-lived assets of our MIVA Media US division were impaired under the provisions of Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144)." During the fourth quarter of 2007, we recorded approximately $4.7 million in non-cash impairment charges to reduce the carrying value of certain long-lived tangible and intangible assets to their estimated fair value.

        In January 2008, we entered into an agreement with the plaintiffs to settle the Lane's Gifts and Collectibles litigation. The settlement agreement is subject to various conditions, including, but not limited to, notice to the class and final approval by the Arkansas court, which granted preliminary approval to the settlement at a hearing held on January 23, 2008. If approved, the agreement provides that all claims against us, including our indemnification obligations to a co-defendant, will be dismissed without presumption or admission of any liability or wrongdoing. Pursuant to the agreement, we would establish a settlement fund of $3,936,812, of which up to $1,312,270 would be in cash for payment of plaintiffs' attorneys' fees and class representative incentive awards and the balance would be in advertising credits relating to the class members' advertising spending with us during the class period.

Organization of Information

        This management's discussion and analysis of financial condition and results of operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

  •
  Results of operations

  •
  Liquidity and capital resources

  •
  Contractual obligations

  •
  Use of estimates and critical accounting policies

RESULTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

        We commercially launched the MIVA Media North America Network in September 1999, our first private label agreement commenced in September 2002, we acquired (i) MIVA Small Business Solutions, Inc. ("MSB") in January 2004, (ii) MIVA Direct, Inc. ("MIVA Direct") in March 2004, (iii) the assets of B&B Enterprises, Inc. (now B&B Advertising, Inc. or "B&B") in June 2004, and in July 2004, through a subsidiary, we merged with MIVA Media International, Inc. (formerly Espotting Media, Inc.). We changed our name to MIVA, Inc. in June 2005, and at the same time also changed the names of many of our customer facing subsidiaries.

        We did not complete any acquisitions or mergers in the years ended December 31, 2007, 2006 or 2005. However, as of August 1, 2007, we divested our MIVA Small Business division as it was inconsistent with our current and future strategic goals. Its results are included in discontinued operations for each reported period. Further, our historical growth rates prior to 2005 may not occur as they had during that prior period and our revenues and earnings may continue to decline year over year as they have for the years 2005 through 2007.

Revenue

        During 2007, we recorded revenue of $152.7 million, a decrease of approximately 10.6% from the $170.8 million recorded in 2006. The decrease in our revenue is primarily due to the performance of MIVA Media. For the year ended December 31, 2007, MIVA Media recorded revenue of $100.8 million, a decrease of approximately 23.9% from the $132.5 million recorded in the same period in 2006. The decreases at MIVA Media have been partially offset by increases in revenue at our MIVA Direct division. For the year ended December 31, 2007, MIVA Direct recorded revenue of $51.9 million, an increase of approximately 35.5% from the $38.3 million recorded in the same period in 2006. Additionally, MIVA Direct, as a percentage of total revenue, has increased from approximately 22.4% for the year ended December 31, 2006 to approximately 34.0% in the same period in 2007. The increase in revenue at MIVA Direct is due primarily to a change in MIVA Direct's monetization partner in early 2007 to Google, Inc.

        A significant portion of our revenue decline at MIVA Media was attributed to the performance of MIVA Media Europe. Revenue at MIVA Media Europe has declined $24.3 million, or 34.5% for the year ended December 31, 2007 compared to the same period in 2006. Revenue at MIVA Media US has declined $7.3 million or 11.8% for the year ended December 31, 2007, compared to the same period in 2006.

        A portion of the revenue decline at MIVA Media is attributed to a decrease in our average revenue per click. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. Beginning in fiscal year 2004, continuing in 2005, 2006 and 2007, we have experienced declines in our average revenue per click for both our MIVA Media US and MIVA Media Europe Operations. These declines in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; advertiser bid prices of third-party providers; the bid prices submitted by our advertisers for a keyword advertisement; fewer advertisers using our services and competing for keywords; the bid prices of the more frequently clicked keyword terms; increases in the number of clicks occurring on run-of-network advertisements; the effects of increased competition; delayed updates to the MIVA Media technology platform; and the nexus between the eight.

        Other factors negatively impacting our revenue at MIVA Media in the year ended December 31, 2007, include: (i) reduced spending from a specific set of advertisers that we believe were affected by their inability to monetize large blocks of remnant keyword traffic, (ii) the impact of our on-going initiative to attempt to pro-actively screen Internet traffic sources to ensure that less desirable sources of Internet traffic are not sent to our advertiser base; and (iii) increased advertiser dissatisfaction with the limited features and functionality available in our MIVA Media platform.

        We are actively seeking to stop the decline in revenue at MIVA Media and increase our average revenue per click by changing the overall mix of MIVA Media traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers, and seeking new implementations through which our advertisers' keyword advertisements may be displayed. We plan to continue our efforts to invest in our business and seek additional revenue from our media services. Examples of these initiatives include: (i) our development and initial launch of our Precision Network, (ii) continued development of our product offering for Advertisers and Partners, and (iii) the planned rollout of a new, single MIVA Media technology platform. We cannot assure you that any of these efforts will be successful. If we are unable to stop the revenue decline at MIVA Media, it will have a material adverse impact on our business, financial condition, and results of operations.

        In 2007, one customer of our MIVA Direct division, Google, accounted for approximately 28.4% of our total revenue. In 2006, one customer of our MIVA Direct division, Yahoo! Overture Services accounted for approximately 18.0% of our total revenue. In January 2007, we terminated our agreement with Yahoo! and replaced it with the agreement with Google. In 2005, there were no individually significant accounts that represented more than 10% of our total revenue.

        For the years ended December 31, 2007, 2006, and 2005, we did not have any individually significant distribution partner that represented the source of over 10% of our consolidated revenue.

        During 2006, we recorded revenue of $170.8 million, a decrease of approximately 10.5% from the $190.8 million recorded in 2005. This decrease in MIVA Media revenue of $20.0 million was partially offset by an increase in revenue attributed to our MIVA Direct division. MIVA Direct, as a percentage of total revenue, increased from approximately 12.4% in 2005 to 22.9% in 2006. Our revenue declined in 2006 when compared to 2005 related primarily from the reasons as discussed, in detail above, and specifically relate to our challenges within our MIVA Media EU division and our declining revenue per click.

        Our industry, as a whole, deals with the receipt of fraudulent clicks or "click-fraud", which occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to MIVA and to the MIVA Media Networks partner, or to deplete the advertising account of a competitor, rather than to view the underlying content. We have proprietary automated screening applications and procedures to minimize the effects of these fraudulent clicks. Click-throughs received through the MIVA Media Networks are evaluated by these screening applications and procedures. We constantly evaluate the effectiveness of our efforts to combat click-through fraud, and may adjust our efforts for specific distribution partners or in general, depending on our ongoing analysis. These changes impact the number of click-throughs we record and bill to our advertisers, the bid prices our advertisers are willing to pay us for click-throughs, and the revenue we generate.

        Additionally, we have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue. For additional information regarding pending litigation, reference Item 3—Legal Proceedings above.

        We plan to continue our efforts to invest in our business and seek increases from additional revenue from our MIVA Direct division and MIVA Media division, including the Precision Network, branded toolbars, and FAST-related advertiser and/or publisher solutions along with other initiatives. We cannot assure you that any of these efforts will be successful.

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

        Cost of services decreased $16.3 million between the years ended December 31, 2007 and 2006, respectively. A decrease in traffic acquisition costs of approximately $14.2 million was predominately responsible for this large decrease and is the direct result of the relationship between our traffic acquisition expenses calculated as a percentage of the revenue generated through our distribution partners. Thus, as our revenue declines, a corresponding decline will be realized in our traffic acquisition costs. Additionally, categories that decreased from 2006 to 2007 were the following: salaries, benefits, and other employee expenses ($2.0 million), including the effects of the February 2007 and May 2007 workforce reductions; rent and office related expenses ($0.5 million); depreciation expense ($0.7 million); consulting and outside services ($0.1 million); pay per call expenses ($0.2 million) as a result of dropping this line of revenue; and travel related costs ($0.1 million). The following category increased from 2006 to 2007, offsetting the period over period decreases—technology and telecom related expenses ($1.5 million), primarily as the result of on-going initiatives including centralizing the data centers.

        Cost of services for the year ended December 31, 2007 compared to the same period in 2006 decreased as percentage of revenue from 52.1% to 48.0%. This decrease is partially due to the higher proportion of US revenue to European revenue, which is at a lower cost percentage. Therefore, as our European revenues decline a larger portion of our cost of services is comprised of more favorable margins. Additionally, this decrease can be attributed to the larger portion of MIVA Direct revenue that is at higher contribution margins.

        Cost of services decreased $11.9 million between the years ended December 31, 2006 and 2005, as adjusted for discontinued operations. A decrease in traffic acquisition costs of approximately $16.6 million was predominately responsible for this decrease and is the direct result of the relationship between our traffic acquisition expenses calculated as a percentage of the revenue generated through our distribution partners. Thus, as our revenue declines a corresponding decrease will be realized in our traffic acquisition costs. Additionally, $0.1 million of cost of services has been reclassified into discontinued operations as it related to our MIVA Small Business division that was sold in August 2007. Offsetting the aforementioned decrease were increases in the following expense categories: salaries, benefits, and other employee expenses ($2.5 million), including the effects of the workforce reduction ($0.6 million) in May 2006; technology and telecom related expenses ($0.8 million); rent and office related expenses ($0.6 million); stock option expense ($0.2 million); depreciation expense ($0.2 million); and travel related costs ($0.1 million).

        Cost of services for the year ended December 31, 2006 compared to the same period in 2005 decreased as percentage of revenue, including an adjustment for discontinued operations, from 52.9% to

52.1%. This decrease in cost of services as a percentage of revenue is primarily due to the higher proportion of US revenue to European revenue, which is at a lower cost percentage. Therefore, as these revenues decline a larger portion of our cost of services is comprised of more favorable margins.

Operating Expenses

        Operating expenses for the years ended December 31, 2007, 2006, and 2005 were as follows (in millions):

	For the Year Ended December 31,
				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
Marketing, sales, and service	$48.5	$48.8	$34.7	(0.3)	14.1
General and administrative	33.6	41.5	37.7	(7.9)	3.8
Product development	5.9	8.5	10.2	(2.6)	(1.7)

Subtotal	88.0	98.8	82.6	(10.8)	16.2
Impairment loss on goodwill and other assets	20.1	63.7	117.0	(43.6)	(53.3)
Amortization	4.9	7.0	7.7	(2.1)	(0.7)
Litigation settlement	1.3	—	8.0	1.3	(8.0)
Restructuring Charges	2.8	—	—	2.8	—

Total	$117.1	$169.5	$215.3	$(52.4)	$(45.8)

        Operating expenses as a percent of revenue for the years ended December 31, 2007 2006, and 2005 were as follows:

	For the Year Ended December 31,
				2007 vs. 2006	2006 vs. 2005
	2007	2006	2005
Marketing, sales, and service	31.7%	28.6%	18.2%	3.1%	10.4%
General and administrative	22.0%	24.3%	19.7%	-2.3%	4.6%
Product development	3.9%	5.0%	5.3%	-1.1%	-0.3%

Subtotal	57.6%	57.9%	43.2%	-0.3%	14.7%
Impairment loss on goodwill and other assets	13.1%	37.3%	61.3%	-24.2%	-24.0%
Amortization	3.2%	4.1%	4.0%	-0.9%	0.1%
Litigation settlement	0.9%	0.0%	4.2%	0.9%	-4.2%
Restructuring Charges	1.8%	0.0%	0.0%	1.8%	0.0%

Total	76.6%	99.3%	112.7%	-22.7%	-13.4%

Marketing, Sales, and Service

        Marketing, sales, and service expense consists primarily of payroll and related expenses for personnel engaged in marketing, advertiser solutions, business development, sales functions, affiliate relations, business affairs, corporate development, and credit transactions. It also includes advertising expenditures, promotional expenditures such as sponsorships of seminars, trade shows, and expos, referral fees, other expenses to attract advertisers to our services, and fees to marketing and public relations firms.

        Marketing, sales, and services decreased by $0.3 million for the year ended December 31, 2007, as compared to the same period in 2006. The primary reason for this decrease was recognized in the following categories: salaries, benefits, and other employee expenses ($5.5 million), inclusive of the effects of the

February 2007 and May 2007 workforce reductions; public relations related expenses ($0.2 million); seminars and conferences ($0.1 million); consulting and outside services ($0.1 million); and travel related expenses ($0.1 million). Primarily, offsetting these decreases was an increase in advertising expense ($5.7 million), which is mainly attributed to our MIVA Direct division. Our MIVA Direct division uses advertising spend to indirectly generate revenue and accordingly this increase in spending assisted in generating approximately a 36.0% growth in revenue at MIVA Direct.

        Marketing, sales, and services increased by $14.1 million for the year ended December 31, 2006, as compared to the same period in 2005. The majority of this increase is advertising expense recorded at MIVA Direct ($12.2 million). Also contributing to this increase is stock option expenses ($1.3 million), marginally higher personnel expenses ($0.5 million), miscellaneous advertising expenses ($0.3 million), and increased seminar and conference costs ($0.1 million). Offsetting these increases is travel and travel related expenses which decreased from $1.1 million in 2005 to $0.6 million in 2006.

General and Administrative

        General and administrative expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining, and operating our facilities; credit card fees; recruiting fees; travel costs for administrative personnel; insurance; depreciation of property and equipment not related to search serving or product development activities; expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, litigation, and evaluating and pursuing new opportunities.

        General and administrative expenses decreased by $7.9 million in the year ended December 31, 2007, compared to the same period in the previous year. Decreases were recognized in the following categories: salaries, benefits, and other employee expenses ($9.4 million), including the effects of the February 2007 and May 2007 workforce reductions; travel related expenses ($0.6 million); and a decrease in depreciation and amortization expenses ($0.2 million). Offsetting these decreases were increases in consulting and outside services ($1.4 million); rent and office related expenses ($0.5 million); bad debt expense ($0.1 million); bank fees, licenses and value added taxes (VAT) ($0.2 million); and insurance expense ($0.1 million).

        General and administrative expenses increased by $3.8 million in the year ended December 31, 2006, compared to the same period in the previous year. Increases in employee severance expense ($3.1 million) and stock compensation expense ($3.7 million) contributed to the increase. Additionally, consulting and outside services expense ($3.2 million) increased as a result of increased costs associated with Sarbanes-Oxley compliance ($1.0 million), and in travel and travel related expenses ($0.6 million). Offsetting these increases was a significant reduction in our legal expense of approximately $4.8 million, due primarily to a reduction in litigation activities in 2006. Also, one-time items occurred in the first and third quarters, respectively, as we recorded a one-time positive variances related to our lease modification and lease extension agreement for New York office space ($0.9 million—first quarter) and a one-time expense recapture of expense related to the final settlement of our Espotting acquisition ($0.8 million—third quarter).

Product development

        Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services, and depreciation for related equipment used in product development.

        Product development costs decreased $2.6 million for the year ended December 31, 2007, as compared to the same period in the previous year. Decreases are reflected in the following categories: salaries, benefits, and other employee expenses ($2.8 million); consultant and outside services ($0.4 million); and bank fees, licenses, and taxes ($0.3 million). These decreases were offset by increased spending in technology related expenses ($0.9 million).

        Product development costs decreased $1.7 million for the year ended December 31, 2006, as compared to the same period in the previous year. Decreases are reflected in the following categories: salary and salary related expenses ($2.3 million); rent and office related expense ($0.3 million); and telecom expense ($0.2 million). These decreases are offset by increases in stock option expense ($0.7 million), technology related expenses ($0.8 million), and consulting and outside services ($0.1 million). Throughout 2006, the Company was active in streamlining costs associated with redundant processes and procedures within the Product development department.

Impairment loss

        We review goodwill and other indefinite-lived intangible assets for indicators of impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), annually or more frequently between annual tests if an event occurs or circumstances indicate that more likely than not the fair value of the reporting unit is below the carrying amount. The provisions of SFAS 142 require that a two-step impairment test be performed. In the first step, a comparison of the fair value of the reporting unit to its carrying value is performed. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill and other indefinite-lived intangible assets are not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, we record an impairment charge equal to the difference. Determining the fair value of the reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Future results will differ from those estimates and the differences may be material.

        We have experienced five separate impairment events as follows:

        In the second quarter of 2005, our stock price declined significantly resulting in our market capitalization falling below the carrying value of our equity. As a result of this and other indicators, our earnings forecasts were updated for each of our divisions to reflect events that occurred during that quarter, including our decision to remove traffic that did not meet our distribution guidelines and other considerations with respect to our current business environment that changed our expected business prospects. As a result of the existence of these indicators, we performed an impairment test to determine if the carrying value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of SFAS 142 and we determined impairment existed. However, as of the filing date of our second quarter 10-Q in 2005, the second step of this impairment analysis had not been finalized. Therefore, we recorded the best estimate of the impairment at the time of $117.1 million. Additionally, we recorded $1.8 million in impairment losses related to our MIVA Small Business division; as a result of our divesture of this business unit in August 2007 this impairment loss is included in discontinued operations for the year ended December 31, 2005.

        In the third quarter of 2005, we updated our future cash flow projections, which indicated the potential for goodwill impairment. Projections for our reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce its projections significantly, primarily as the result of new products that were not released as scheduled, as well as, reduced sales of our MIVA Merchant software. These factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly, impairment testing under SFAS 144 was undertaken as of September 30, 2005, resulting in an impairment charge of $2.5 million for MIVA Small Business, recorded in discontinued operations in our consolidated statements of operations for 2005 as a result of our August 2007 divestiture of this business unit. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements. Also, as a result of the above factors, an additional goodwill impairment assessment was made and recorded as part of discontinued operations of $1.8 million related to impairment of goodwill. As a result of this impairment charge, MIVA Small Business had no remaining goodwill, finite lived or long-lived intangible assets.

        In the second quarter of 2006, events occurred that caused us to reconsider and lower our operating projections for our MIVA Media European division acquired in 2004, primarily as a result of their reduced revenue trend beginning in the last half of May 2006 and continuing into, and throughout, June 2006. As a result, we performed an impairment test to determine if the long-lived assets and other amortizable intangible assets were impaired under the provisions of SFAS 144, and whether goodwill was impaired under the provisions of SFAS 142, and it was determined that an impairment existed. As provided under the provisions of SFAS 142 and SFAS 144, we recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of other intangible assets by $12.0 million and goodwill by $51.7 million to their fair values.

        In the second quarter of 2007, our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects. Our MIVA Media Europe division's forecasts were particularly negatively affected by the continuation of reduced traffic generated by: our distribution partners; slower than anticipated deployment of new services; and other factors. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other long-lived assets at MIVA Media Europe were impaired.

        The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill could be impaired. We then performed a preliminary impairment test of long-lived assets, and a preliminary second step of the impairment analysis. As part of the required second step analysis, the implied fair value of goodwill was determined through the allocation of preliminary estimates of the fair value to the underlying assets and liabilities, and an estimated non-cash impairment charge of $14.0 million was recorded to adjust the carrying value of goodwill to its preliminary estimated fair value. This non-cash charge was recorded at MIVA Media Europe and after this impairment charge, MIVA Media Europe has no remaining goodwill.

        The finalization of the impairment test of long-lived assets and the second step of the impairment analysis was completed in the third quarter of 2007, resulting in an additional impairment charge of $1.4 million related to our long-lived assets in our MIVA Media Europe division.

        In the fourth quarter of 2007, as a result of continued operating losses related to our MIVA Media US business, we performed an impairment analysis to determine recoverability of the recorded long-lived assets of this division. As a result of this analysis, we determined that certain long-lived assets of our MIVA Media US division were impaired under the provisions of Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144)." During the fourth quarter of 2007, we recorded approximately $4.7 million in non-cash impairment charges to reduce the carrying value of certain long-lived tangible and intangible assets to their estimated fair value.

        We continue to assess the potential of impairment for goodwill, intangibles assets, and other long-lived assets in future periods in accordance with SFAS 142 and SFAS 144. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.

Amortization

        Amortization expense in 2007 decreased to $4.8 million from $7.0 million recorded in the same period in 2006. This decrease is attributed to a reduction in our intangible asset base eligible for amortization primarily as a result of the analysis performed in conjunction with SFAS 144 as discussed above. Amortization expense in 2006 decreased to $7.0 million from $7.7 million recorded in 2005.

Litigation Settlements

        In January 2008, we entered into a settlement agreement in connection with the Lane's Gifts and Collectibles class action litigation, which is subject to court approval. If the settlement is approved, by the court, the advertising credits will be accounted for as a reduction to revenues in the periods they are redeemed. Estimated plaintiffs' attorney fees and class representative incentive awards of $1,312,270 were accrued in the fourth quarter 2007.

        In the second quarter of 2005, we recorded an operating expense of $8.0 million related to the settlement of our patent litigation with Yahoo! Following the second quarter of 2005, we have incurred an increase in cost of services related to the non-exclusive patent license royalty we agreed to pay as part of this litigation settlement.

Interest Income, Net

        Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was $0.6 million for the year ended December 31, 2007, and $0.8 million and $0.5 million for the years ended 2006 and 2005, respectively.

Discontinued Operations

        On August 1, 2007, we entered into a definitive agreement to sell the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million. Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division's products and services and the Company's current and future strategic plan. A gain of approximately $0.16 million was recorded as a result of the sale. Income (loss) from discontinued operations was $0.3 million for the year ended December 31, 2007, and $(2.7) million and $(5.1) million for the years ended 2006 and 2005, respectively.

Income Taxes

        For the years ended December 31, 2007, 2006, and 2005, we recorded the following tax provisions (benefits) (in thousands except percentages):

	2007	2006	2005
Provision (benefit) for taxes	$557	$(1,790)	$(20)
Loss before provision for income taxes	$(36,237)	$(86,766)	$(125,051)
Effective tax rates	-1.54%	2.06%	0.02%

        The primary reasons for the relationship of income taxes to pretax losses in 2007, 2006 and 2005 are the non-deductibility of the goodwill and other indefinite lived asset portions of the impairment charges, the tax benefits related to our ability to carry back current losses to prior years, our inability to recognize the tax benefits of losses carried forward to future years, and the geographic distribution of profits and losses in the applicable tax jurisdictions. The tax provision recorded in 2007 represents US State and

Foreign taxes and the current period interest charge on prior year FIN48 liabilities for which the Company elected to treat as tax expense.

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

        At December 31, 2007, we have recorded $25.2 million in deferred tax assets, offset by valuation allowances of $24.0 million, and deferred tax liabilities of $1.2 million. Included in deferred tax assets at December 31, 2007, is $20.8 million related to the tax benefits of net operating loss ("NOL") carry-forwards. The NOL carry-forwards include $27.9 million gross NOL in the United States of which $24.5 million in losses is restricted to annual usage of $3.5 million pursuant to Section 382 of the Internal Revenue Code. Any amounts not used may be carried forward to the following year. The balance of the US NOL was generated as a result of current operations in 2005, 2006 and 2007, and is not limited in usage. Foreign gross NOLs aggregate $37.1 million. As of December 31, 2007, the tax benefits of all NOLs are fully offset by valuation allowances or deferred tax liabilities. Subsequent release of valuation allowances established at the time of acquisition will be recorded first as a reduction to goodwill and any remaining acquisition-related intangibles, then as a reduction in the income tax provision, prior to the effective date of SFAS 141R "Business Combinations".

        Historically, our income tax provisions have adequately reflected our actual income tax liabilities or benefits. However, unexpected or significant future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2007, a one—percentage point change in our income tax provision (benefit) as a percentage of loss before taxes would have resulted in an increase or decrease in the provision (benefit) of approximately $0.3 million.

Net Income (Loss)

        As a result of the factors described above, we generated a net loss from continuing operations of $(36.8) million, a loss of $(1.15) per weighted average outstanding share for the year ended December 31, 2007. In 2006 and 2005, we generated net losses from continuing operations of $(85.0) million and $(125.0) million, respectively. The losses per weighted average outstanding share recorded for December 31, 2006 and 2005, were $(2.71) and $(4.06), respectively.

        Weighted average common shares used in the earnings per share computation increased 0.5 million shares from 31.4 million shares for the year ended December 31, 2006 to 31.9 million for the year ended December 31, 2007. This increase is attributable to shares issued for the vesting of restricted stock units, and the exercise of stock options.

Impact of Foreign Currency Translation

        As a result of our merger with MIVA Media Europe in 2004, our international net revenues have been $46.2 million, $67.5 million, and $100.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        During 2007, the U.S. Dollar weakened against the British Pound and the Euro. Had the exchange rates used in the financial statements not changed from December 31, 2006, our net revenues for the year ended December 31, 2007, would have been approximately $1.1 million lower than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2006, cost of services and operating expenses for the year ended December 31, 2007, would have been $1.2 million lower than we reported.

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

LIQUIDITY AND CAPITAL RESOURCES

        On August 15, 2005, we entered into a Settlement and License Agreement (the "Agreement") with Overture Services, Inc. ("Overture Services") and Yahoo! Inc. (collectively with Overture Services, "Yahoo!"). Pursuant to the Agreement, the parties settled the patent infringement lawsuit brought by Overture Services against MIVA regarding U.S. Patent No. 6,269,361, and Yahoo! agreed to release all claims in the lawsuit. Under the terms of the Agreement, we agreed to make a one-time payment of $8.0 million to Yahoo!, and entered into a royalty bearing non-exclusive license to certain Yahoo! patents. The charge for the $8.0 million one-time payment was recorded during the second quarter and paid during the third quarter of 2005. The royalty is based on our use of certain patents, subject to certain minimum payments, and is paid quarterly.

        On May 4, 2006, our Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to $10 million of our common stock. The timing and number of shares that could be repurchased was determined based on market conditions and other factors, and we expected to use existing cash to finance any transactions. During the year ended December 31, 2006, we acquired 314,900 shares of our common stock under this program for approximately $0.9 million. We did not acquire any shares in 2007. This repurchase program expired May 3, 2007.

        As of December 31, 2007, the Company had a total cash, cash equivalents, and short-term investment position of $29.9 million, which was comprised entirely of cash and cash equivalents. This represents a $0.3 million or 1.01% increase from the total cash and cash equivalent position of $29.6 million at December 31, 2006.

Operating Activities

        Net cash provided by operating activities totaled $1.1 million during the year ended December 31, 2007. Our net loss of $36.5 million during the year ended December 31, 2007, included non-cash impairment charges of $20.1 million and non-cash depreciation and amortization charges of approximately $9.4 million. The loss also included $4.1 million non-cash equity based compensation charges, of which $0.3 million related to an executive resignation. Accounts receivables decreased by $6.9 million as of December 31, 2007, as compared to December 31, 2006, associated with our 10.5% decrease in revenue and the timing of payments received. Additionally, we benefited from a decrease in income taxes receivable ($1.4 million), partially as a result of two refund checks received during 2007. A significant reduction ($3.8 million) of cash provided by operating activities is reflected by the change in accounts payable, accrued expense and other liabilities. This reduction is partially associated with our lower overall headcount (from 401 full-time employees to 230 full-time employees) due to the two restructuring events in 2007, decreased levels of affiliate payments (reduction in cost), decreased bonuses amounts related to 2007, and an overall decrease in activity in 2007, as compared to 2006, due to concerted efforts to reduce cost levels to align with revenues.

        Net cash used by operating activities totaled $2.3 million during the year ended December 31, 2006. Net loss of $87.6 million during the year ended December 31, 2006, included a non-cash impairment charge of $63.7 million and non-cash depreciation and amortization charges of approximately $12.9 million. The loss also included $7.4 million non-cash equity based compensation charges, of which $1.9 million related to our executive resignations. Also, a non-cash benefit of $0.8 million related to certain non-recurring European business tax reimbursements was recorded in 2006. Accounts receivable decreased by $3.2 million, during the year ended December 31, 2006, as compared to December 31, 2005, which is associated with our 10.5% decrease in revenue. Additionally, we benefited from two significant IRS tax refunds (a total of $5.3 million), which were received during 2006, that related to tax years 2003 and 2004. A significant reduction ($6.4 million) of cash provided by operating activities is reflected by the change in accounts payable, accrued expense and other liabilities. This reduction is partially associated with our lower corporate legal fees in 2006 (Yahoo! litigation), decreased levels of affiliate payments (reduction in cost), and an overall decrease in activity in 2006, as compared to 2005, due to concerted efforts to reduce cost levels to align with revenues.

        Net cash provided by operating activities totaled $1.7 million during the year ended December 31, 2005. A significant cash outflow in 2005 was the one-time payment ($8.0 million) made to Yahoo! under the litigation settlement as discussed previously. Deferred revenue decreased ($2.0 million) as of December 31, 2005, as compared to December 31, 2004 due to the fact that advertisers paid us less cash in advance of receiving click-throughs. The effect of these were offset by the effect of lower payments on accounts payable, accrued expenses and other liabilities of $0.5 million due to the timing of payments at the end of December 2005. In addition, there was a reduction in accounts receivables ($2.3 million) in 2005, as the result of increased focus on collection efforts and the timing of customer payments.

Investing Activities

        Net cash used in investing activities totaled approximately $0.1 million during the year ended December 31, 2007. Cash was used to purchase capital assets of approximately $0.4 million. Offsetting this use of cash was proceeds received from the sale of our assets related to our discontinued operations ($0.2 million) and the proceeds related to our sublease agreement ($0.12 million).

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

        Net cash provided by investing activities totaled approximately $10.1 million during 2005. The amount used in 2005 consisted primarily of capital expenditures for equipment, furniture, and fixtures ($7.7 million), and payments made on earn-outs and other acquisition costs related to the acquisition of B&B, MIVA Direct, and MIVA Media Europe ($7.8 million). These amounts were offset by the net of cash from the sale of short-term investments offset by purchases of short-term investments ($25.0 million).

Financing Activities

        Net cash used in financing activities during 2007 was $0.9 million. During 2007, we received proceeds from the exercise of stock options of $0.5 million. Offsetting this increase were the final payments for our FAST Search and Transfer perpetual software license of $1.4 million.

        The net cash provided by financing activities in 2006 was not material. During 2006, we received proceeds from the exercise of stock options of $2.3 million. Offsetting these proceeds were payments of $1.4 million made pursuant to a perpetual software license agreement with FAST Search and Transfer and $0.9 million for the repurchase of company stock.

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

        We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN 45. At this time, it is not possible to determine any potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements, except, however, in the fourth quarter of 2007 we accrued plaintiffs' attorney fees and class representative incentive awards of $1,312,270 regarding the Lane's Gifts and Collectibles class action litigation, a portion of which expense was related to our indemnification obligation to a private label partner.

        Despite the negative operating performance recorded in 2007, we currently anticipate that our cash and cash equivalents of $29.9 million as of December 31, 2007, will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over, at least, the next 12 months. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, for expansion of our business and/or acquisitions, or to capitalize on market conditions. Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies, or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled "Risk Factors" included in Part I, Item 1A of this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

        We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded by payments from our advertisers for the paid click-through (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through December 2008.

        We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010. In addition, we have ongoing royalty payments based on our use of those patents.

        We have minimum contractual payments as part of the Perot Master Services Agreement described in Note I to our consolidated financial statements, Restructuring.

        We have contractual obligations regarding future minimum payments under non-cancelable operating leases, net of payments to be received under our sublease agreement, guaranteed distributor payments, a royalty agreement, and the Master Services Agreement, which consisted of the following at December 31, 2007 (in thousands):

	Payments Due by Period (in thousands)
	Total	Due in 2008	Due in 2009-2010	Due in 2011-2012	More than 5 years
Operating Leases	18,774	$2,950	$5,883	$5,811	$4,130
Sublease Income	(2,322)	(509)	(903)	(910)	—
Distribution Partner Payments	387	387	—	—	—
Guaranteed Royalty Agreement	2,200	800	1,400	—	—
Perot Master Services Agreement	37,420	7,490	11,470	10,830	7,630

Total	$56,459	$11,118	$17,850	$15,731	$11,760

        In February 2008, we entered into a lease modification agreement related to our operating lease agreement for our London office. The Lease Amendment provides an annual reduction in costs from approximately $0.9 million to approximately $0.5 million. As a result of this modification approximately $3.7 million will be realized in cost savings related to this operating lease effective January 1, 2008, should the lease not be terminated prior to its term ending in 2015. For additional information related to this subsequent event see NOTE T—Lease Modification in our consolidated financial statements.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        This Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Different results would be obtained if alternative assumptions or conditions are used and actual results will differ from these estimates and those differences may be material.

Revenue

        When a MIVA Direct user clicks on a sponsored advertisement which is routed to a distribution partner's network, revenues and related profit are recognized in the amount of MIVA Direct's share of the partner's fee. Non-click-through-related revenue from MIVA Direct resulting from a variety of search-related applications is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

        MIVA Media revenue is generated primarily through click-throughs on our managed advertisers' paid listings. Certain advertisers make deposits in advance of receiving click-throughs and these deposits are recorded as deferred revenue. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser's bid price. Revenue is also generated from our private label service and is recognized in accordance with the contractual payment agreements as the services are rendered and the click-throughs performed. In accordance with the guidance of Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we record MIVA Media Network click-through revenue gross and private label revenue net.

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. Most of our advertisers prepay for services. The allowance for doubtful accounts was approximately $0.7 million and $1.3 million as of December 31, 2007 and 2006, respectively. The following table illustrates the related bad debt expense (recovery) as a percentage of revenues for 2007, 2006 and 2005 (in thousands, except percentages):

	2007	2006	2005
Revenues	$152,870	$170,798	$190,772
Bad debt recovery	$(107)	$(187)	$(519)
Bad debt expense as a percent of revenue	-0.1%	-0.1%	-0.3%

        The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations, or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances and an expense is recorded using a reserve rate based on the age of outstanding accounts receivable or when it is probable that a certain receivable will not be collected. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable advertisers' ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary, which would result in an additional general and administrative expense in the period such determination was made.

        Historically, our actual results have been consistent with these allowances. However, future changes in trends could result in a material impact to future consolidated statement of income and cash flows. Based on our results for the year ended December 31, 2007, a 25 point basis deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $0.4 million. The following demonstrates, for illustrative purposes only, the potential effect such a change would have on our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except share data):

	-25 Basis Points	2007	+25 Basis Points
Bad debt recovery	$(489)	$(107)	$275
Loss from continuing operations	(36,412)	(36,794)	(37,176)
Net loss	(36,153)	(36,535)	(36,917)
Diluted loss per share	$(1.13)	$(1.15)	$(1.16)

Income Taxes

        Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized after considering the positive and negative evidence as set forth in SFAS No. 109 Accounting for Income Taxes. This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies. As of December 31, 2007, we have deferred tax assets of $25.2 million offset by valuation allowances of $24.0 million, and deferred tax liabilities of approximately $1.2 million.

        At December 31, 2007, we had a United States net operating loss (NOL) carry-forward of $27.9 million, of which $24.5 million can currently be used at an annual rate of $3.5 million pursuant to IRC Section 382. The balance of the US NOL was generated as a result of current operations in 2005, 2006 and 2007, and is not limited in usage. We also have foreign NOL carry-forwards of $37.1 million. As of December 31, 2007, the tax benefits of all NOLs are fully offset by valuation allowances, or deferred tax liabilities. Subsequent release of valuation allowances established at the time of acquisition will be recorded first as reductions to goodwill and any remaining acquisition-related intangibles, then to reductions in the income tax provision.

        The following table illustrates the effective tax rates for 2007, 2006, and 2005 (in thousands, except percentages):

	2007	2006	2005
Provision (benefit) for taxes	$557	$(1,790)	$(20)
Loss before provision for income taxes	$(36,237)	$(86,766)	$(125,051)
Effective tax rates	-1.54%	2.06%	0.02%

        Historically, these provisions have adequately provided for our actual income tax liabilities. However, unexpected or significant future changes in trends could result in a material impact to future consolidated statements of income and cash flows. Based on our results for the year ended December 31, 2007, a one—percentage change in our provision for income taxes as a percentage of income before taxes would have resulted in an increase or decrease in the provision of approximately $0.8 million.

Purchase Accounting

        We have made estimates of the fair values of the assets and liabilities acquired as a part of our MIVA Small Business, MIVA Direct, B&B, and MIVA Media Europe transactions during 2004. In addition, we have estimated the economic lives of certain of these assets. These lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different from the ones originally assigned, our amortization expense could vary. Our estimates of the economic useful lives of our definite-lived intangible assets range from 1 to 10 years, with a weighted average life of approximately five years.

Impairment Evaluations

        Our methodology for allocating the purchase price relating to acquisitions is based on established valuation techniques that reflect the consideration of a number of factors. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. We perform goodwill impairment tests on an annual basis or more frequently in certain circumstances, if necessary. We compare the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, we would perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

        We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on an annual basis or more frequently in certain circumstances, if necessary. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets, or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value.

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

        As disclosed in Note D to our consolidated financial statements, Impairment of Goodwill, Other Intangibles and Long-lived Assets, we recorded total goodwill and other tangible asset impairment charges of $20.1 million in the second, third and fourth quarters of 2007. Of this amount, $14.0 million of goodwill impairment charges and $6.1 million of long-lived asset impairment was recorded in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, respectively.

        We recorded a non-cash impairment charge of $63.7 million in the second quarter of 2006. Of this amount, $51.7 million was recorded for goodwill impairment charges and $12.0 million in impairment related to other intangible assets. These charges are recorded in 'Impairment loss on goodwill and other assets' in the consolidated statement of operations for the period ending December 31, 2006.

        Additionally, we recorded total goodwill and other intangible asset impairment charges of $117.1 million in the second and third quarters of 2005. Of this amount, $114.1 million of goodwill impairment charges and $3.0 million in impaired other intangible assets were recorded. Additionally, as a result of the asset sale of MIVA Small business in August 2007, $6.1 million of goodwill impairment and long-lived asset impairment charges related to our MIVA Small Business division were reclassified to discontinued operations.

        As of December 31, 2007, we have approximately $14.7 million of domestic goodwill remaining at our B&B division ($8.9 million) and our MIVA Direct division ($5.8 million).

Share-Based Compensation

        We account for share-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Shared Based Payment. Under the provisions of SFAS No. 123R, share-based compensation cost is estimated at the grant date based on the award's fair value as calculated by option-pricing models and is recognized as expense over the requisite service period. The option-pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

        In November 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. See Note E to the consolidated financial statements, Accounting for Share-Based Compensation, for a further discussion of share-based compensation.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

        International revenues from our non-U.S. operations accounted for approximately 30.2% and 41.3% of total revenues during 2007 and 2006, respectively. International revenues are generated from our foreign subsidiaries and are denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

        Our international operations are subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to international exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the international subsidiary. The effect of foreign exchange rate fluctuations on our consolidated financial position for the years ended December 31, 2007 and 2006, was a net translation gain of approximately $0.7 million and $6.8 million, respectively. These gains are recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of operations. Had the exchange rates used in our financial statements not changed from the end of the previous years, our net revenues for the years ended December 31, 2007 and 2006, would have been approximately $1.1 million and $4.0 million lower, respectively. Additionally, our cost of services and operating expenses, excluding non-cash impairment charges, for the year ended December 31, 2007 and 2006, would have been $1.2 million and $4.3 million lower, respectively, than we reported for those years.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no disagreements with our independent auditors as described under SEC regulations.

ITEM 9A.    CONTROLS AND PROCEDURES

a)    Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

b)    Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, as well as to safeguard assets from unauthorized use or disposition.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems that are determined to be effective can provide only reasonable assurance as to the adequacy and accuracy of financial statement preparation and presentation.

        As defined by the Public Company Accounting Oversight Board ("PCAOB") in Auditing Standard No. 5, a "material weakness" is defined as "a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The term "significant deficiency" is defined as "a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting."

        Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated and assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Through this evaluation, we did not identify any material weaknesses in our internal controls. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting were effective as of December 31, 2007.

        Our independent registered public accounting firm, BDO Seidman LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting. Their report appears on page F-3 of this Annual Report on Form 10-K.

c)     Changes in Internal Control Over Financial Reporting

        We have made certain changes to our internal control over financial reporting in connection with our fourth quarter evaluation that has materially affected our internal control over financial reporting. Specifically, our management team took additional action which resulted in remediation of the three material weaknesses that existed as of December 31, 2006. The final steps to remediate each of the material weaknesses that existed as of December 31, 2006, are as follows:

  •
  Technical Equipment—Management implemented stringent receiving protocol to ensure all technical equipment received is properly accounted for. In addition, an action plan was established that is designed to detect and ensure reconciliations are completed in a timely manner;

  •
  Payroll—Management reassigned conflicting job responsibilities and continues monitoring job responsibilities to ensure incompatible responsibilities are avoided.

  •
  Treasury Functions—Management completed both the domestic and international transition of all significant banking functions to a new global financial service provider. The new service provider offers increased functionality, compliance, and security as part of their customer service offerings.

        In addition, during the fourth quarter ended December 31, 2007 we have:

  •
  Prepared comprehensive documentation covering all transactional accounting processes including the month-end close cycle;

  •
  Completed the outsourcing for all transactional accounting functions to Chennai, India, as part of our Perot Master Services agreement;

  •
  Hired additional staff, including a financial analyst to assist with the budgeting and analysis function and a senior project manager to assist with the accounting and IT interrelations, including system maintenance and reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

(1)
The following financial statements are included in this report under Item 8:

  •
  Reports of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2007 and 2006.

  •
  Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

  •
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005.

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

  •
  Notes to the Consolidated Financial Statements.

(2)
Exhibits: Financial Statement Schedules (Certain schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable as is shown in the accompanying Financial Statements or notes thereto).

  •
  Valuation and Qualifying Accounts

  •
  Exhibits

        The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description
2.1	a	Certificate of Ownership and Merger, Merging MIVA Renaming Corp. into Findwhat.com, Inc.
3.1	b	Amended and Restated Certificate of Incorporation of FindWhat.com, Inc.
3.2	b	Amended and Restated By-laws of FindWhat.com, Inc.
10.1	p+	Executive Employment Agreement between MIVA, Inc. and Lowell Robinson.
10.2	p+	Executive Employment Agreement between MIVA, Inc. and John Pisaris.
10.3	p+	2007 Long Term Incentive Compensation Program.
10.4	p*	Services Agreement between Google, Inc. and MIVA Inc. dated December 28, 2006.
10.5	c	Lease agreement by and between MIVA (UK) Limited and Commercial Union Life Assurance dated April 15, 2005.
10.6	d*	Settlement and License Agreement with Overture Services, Inc. and Yahoo! Inc.
10.7	d+	Executive Employment Agreement between MIVA, Inc. and Peter Corrao.
10.9	e+	Form of MIVA, Inc. Restricted Stock Unit Agreement.
10.10	f+	Service Based RSU Agreement for 2006 Stock Award and Incentive Plan.
10.11	f+	Performance Based RSU Agreement for 2006 Stock Award and Incentive Plan.
10.12	g+	MIVA, Inc. 2006 Stock Award and Incentive Plan.
10.13	h+	Amended and Restated Employment Agreement between MIVA, Inc. and Sebastian Bishop.
10.14	i	Lease dated February 29, 2000 by and between MIVA Direct, Inc. (formerly Comet Systems, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, a religious corporation in the State of New York, including the previous amendment dated August 8, 2000.

10.15	i	Lease Modification and Extension Agreement by and between MIVA Direct, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, dated February 23, 2006.
10.16	j	Colonial Bank Plaza Office Building Lease, dated January 31, 2002, as amended.
10.17	q+	MIVA, Inc. Policy for Compensation For Independent Members of the Board of Directors, as amended and restated December 13, 2007.
10.18	l+	Form of Restricted Stock Unit Agreement for Non-Employee Directors.
10.19	l+	Form of Restricted Stock Unit Agreement for the Chairman of the Board and Lead Independent Director.
10.20	m+	Executive Employment Agreement between MIVA, Inc. and Subhransu "Brian" Mukherjee.
10.21	o	Fast Data Search 360 Perpetual License Agreement, dated December 29, 2004.
10.22	r+	Description of Material Terms of MIVA 2008 Bonus Program
10.23	r+	Form of Performance Based RSU Agreement for the MIVA, Inc. 2006 Stock Award and Incentive Plan.
10.24	s*	Master Services Agreement and Statements of Work between MIVA, Inc. and Perot Systems Corporation dated May 11, 2007.
10.25		Deed of Variation dated February 26, 2008, amending Lease Agreement by and between MIVA (UK) Limited and IVG Developments (Euston) Limited and IVG Developments (Melton ST) Limited as successor to Commercial Union Life Assurance.
10.26	+	Summary of the Material Terms of the MIVA, Inc. 2008 long term Incentive Compensation Program.
14.1	n	Code of ethics.

        The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description
21.1		List of Subsidiaries
23.1		Consent of Independent Registered Public Accouting Firm
24.1		Power of Attorney
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

  a.
  Incorporated by reference to the exhibit previously filed on June 16, 2005 with MIVA's Form 8-K/A.

  b.
  Incorporated by reference to the exhibit previously filed on September 3, 2004 with MIVA's Form 8-K.

  c.
  Incorporated by reference to the exhibit previously filed on April 20, 2005 with MIVA's Form 8-K.

  d.
  Incorporated by reference to the exhibit previously filed on November 9, 2005 with MIVA's Form 10-Q.

  e.
  Incorporated by reference to the exhibit previously filed on October 21, 2005 with MIVA's Form 8-K.

  f.
  Incorporated by reference to the exhibit previously filed on November 13, 2006 with MIVA's Form 10Q/A.

  g.
  Incorporated by reference to the exhibit previously filed on August 22, 2006 with MIVA's Form 8-K.

  h.
  Incorporated by reference to the exhibit previously filed on March 16, 2006 with MIVA's Form 10-K.

  i
  Incorporated by reference to the exhibit previously filed on March 1, 2006 with MIVA's Form 8-K.

  j
  Incorporated by reference to the exhibit previously filed on November 6, 2002 with MIVA's Form 10-QSB.

  k
  Incorporated by reference to the exhibit previously filed on April 7, 2006 with MIVA's Form 8-K.

  l.
  Incorporated by reference to the exhibit previously filed on June 20, 2006 with MIVA's Form 8-K.

  m.
  Incorporated by reference to the exhibit previously filed on July 14, 2006 with MIVA's Form 8-K.

  n.
  Incorporated by reference to the exhibit previously filed on March 5, 2004 with MIVA's Form 10-K.

  o.
  Incorporated by reference to the exhibit previously filed on March 16, 2005 with MIVA's Form 10-K.

  p.
  Incorporated by reference to the exhibit previously filed on March 16, 2007 with MIVA's Form 10-K.

  q.
  Incorporated by reference to the exhibit previously filed on December 19, 2007 with MIVA's Form 8-K.

  r.
  Incorporated by reference to the exhibit previously filed on December 21, 2007 with MIVA's Form 8-K.

  s.
  Incorporated by reference to the exhibit previously filed on August 8, 2007 with MIVA's Form 10-Q.

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

MIVA, INC.

Date: March 14, 2008	By:	/s/ PETER A. CORRAO Peter A. Corrao Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March 2008.

Signature	Title

/s/ PETER A. CORRAO Peter A. Corrao	Chief Executive Officer (principal executive accounting officer)
/s/ SEBASTIAN BISHOP* Sebastian Bishop	President, Chief Marketing Officer and Director
/s/ LOWELL W. ROBINSON Lowell W. Robinson	Chief Financial and Chief Operating Officer (principal financial and accounting officer)
/s/ LAWRENCE WEBER* Lawrence Weber	Chairman of the Board of Directors
/s/ GERALD W. HEPP* Gerald W. Hepp	Director
/s/ JOSEPH P. DURRETT* Joseph P. Durrett	Director
/s/ ADELE GOLDBERG* Adele Goldberg	Director

/s/ MARK W. OPZOOMER* Mark W. Opzoomer	Director
/s/ LEE S. SIMONSON* Lee S. Simonson	Director

*By:	/s/ PETER A. CORRAO Peter A. Corrao Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007	F-5
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2007	F-6
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedules:
Valuation and Qualifying Accounts for each of the three years in the period ended December 31, 2007	F-37
All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MIVA, Inc.
Fort Myers, Florida

        We have audited the accompanying consolidated balance sheets of MIVA, Inc. (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with the audits of the consolidated financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MIVA, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note E to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MIVA's Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2008, expressed an unqualified opinion thereon.

Miami, Florida March 13, 2008	/s/ BDO Seidman, LLP Certified Public Accountants

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MIVA, Inc.
Fort Myers, Florida

        We have audited MIVA, Inc.'s (the "Company") internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Criteria"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion MIVA, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO Criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MIVA, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

Miami, Florida March 13, 2008	/s/ BDO Seidman, LLP Certified Public Accountants

MIVA, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$29,905	$29,588
Accounts receivable, less allowance for doubtful accounts of $723 and $1,299 at December 31, 2007 and 2006, respectively	14,421	20,654
Deferred tax assets	751	60
Income tax receivable	—	1,471
Prepaid expenses and other current assets	2,027	1,634

TOTAL CURRENT ASSETS	47,104	53,407
Property and equipment, net	2,745	15,446
Intangible assets
Goodwill	14,743	28,566
Vendor agreements, net	1,318	1,704
Other intangible assets, net	4,038	6,098
Other assets	1,109	1,081

TOTAL ASSETS	$71,057	$106,302

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$11,957	$14,829
Accrued expenses	14,844	15,599
Deferred revenue	3,427	3,210
Current portion of long-term debt	—	1,360

TOTAL CURRENT LIABILITIES	30,228	34,998
Deferred tax liabilities long-term	751	—
Other long-term liabilities	1,237	395

TOTAL LIABILITIES	32,216	35,393

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 33,934 and 32,805, respectively; outstanding 32,204 and 31,512, respectively	34	33
Additional paid-in capital	265,721	259,353
Treasury stock; 1,730 and 1,293 shares at cost, respectively	(6,694)	(4,744)
Accumulated other comprehensive income	6,294	5,548
Deficit	(226,514)	(189,281)

TOTAL STOCKHOLDERS' EQUITY	38,841	70,909

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$71,057	$106,302

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	2007	2006	2005
Revenues	$152,870	$170,798	$190,772
Cost of services	72,758	89,025	100,878

Gross profit	80,112	81,773	89,894
Operating expenses
Marketing, sales, and service	48,490	48,761	34,697
General and administrative	33,584	41,540	37,662
Product development	5,914	8,548	10,156
Amortization	4,828	6,984	7,710
Impairment loss on goodwill and other assets	20,134	63,680	117,055
Restructuring Charges	2,819	—	—
Litigation Settlement	1,312	—	8,000

Total operating expenses	117,081	169,513	215,280

Loss from operations	(36,969)	(87,740)	(125,386)
Interest income, net	581	823	454
Exchange rate gain (loss)	151	151	(119)

Loss before provision for income taxes	(36,237)	(86,766)	(125,051)
Income tax expense (benefit)	557	(1,790)	(20)

Net loss from continuing operations	(36,794)	(84,976)	(125,031)
Income (loss) from discontinued operations	259	(2,650)	(5,136)

Net loss	$(36,535)	$(87,626)	$(130,167)

Basic Earnings (loss) per share
Continuing operations	$(1.15)	$(2.71)	$(4.06)

Discontinued operations	$0.01	$(0.08)	$(0.17)

Diluted Earnings (loss) per share
Continuing operations	$(1.15)	$(2.71)	$(4.06)

Discontinued operations	$0.01	$(0.08)	$(0.17)

Weighted-average number of common shares outstanding
Basic	31,935	31,433	30,782

Diluted	31,935	31,433	30,782

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Common stock
Balance, beginning of year	$33	$31	$31
Common stock issued related to stock option and warrant exercises	1	2	—

Balance, end of year	$34	$33	$31

Additional paid-in-capital
Balance, beginning of year	$259,353	$250,465	$247,132
Common stock issued related to stock option and warrant exercises	2,275	1,481	1,900
Common stock issued related to tax benefit of exercise of stock options	—	—	284
Compensation charge related to restricted stock unit issuance and non-employee options	4,093	7,407	1,149

Balance, end of year	$265,721	$259,353	$250,465

Treasury stock
Balance, beginning of year	$(4,744)	$(1,093)	$(804)
Treasury stock purchased	—	(887)	—
Treasury stock received from escrow settlement	—	(813)	—
Treasury stock received to satisfy accrued liabilities	(1,950)	(1,951)	(289)

Balance, end of year	$(6,694)	$(4,744)	$(1,093)

Retained earnings (deficit)
Balance, beginning of year	$(189,281)	$(101,655)	$28,512
Equity Transition Adjustment	(698)	—	—
Net loss	(36,535)	(87,626)	(130,167)

Balance, end of year	$(226,514)	$(189,281)	$(101,655)

Accumulated other comprehensive income (loss)
Balance, beginning of year	$5,548	$(1,235)	$12,808
Foreign currency translation adjustment	746	6,783	(14,043)

Balance, end of year	$6,294	$5,548	$(1,235)

Stockholders' Equity	$38,841	$70,909	$146,513

Comprehensive income (loss)
Net income (loss)	$(36,535)	$(87,626)	$(130,167)
Other comprehensive income (loss) foreign currency translation	746	6,783	(14,043)

Comprehensive income (loss)	$(35,789)	$(80,843)	$(144,210)

	Number of Shares
Common stock
Balance, beginning of year	32,805	31,099	30,502
Common stock issued related to stock option, warrant exercises and restricted stock unit issuances	1,129	1,706	597

Balance, end of year	33,934	32,805	31,099

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities
Net loss	$(36,535)	$(87,626)	$(130,167)
Adjustments to reconcile net loss to net cash provided by operating activities
Recoveries of doubtful accounts	(107)	(187)	(519)
Depreciation and amortization	9,414	12,855	13,383
European business tax reimbursements	—	(784)	—
Impairment loss on goodwill and other assets	20,134	63,680	123,188
Equity based compensation	4,093	7,407	1,149
Tax benefit of stock option exercises	—	—	284
Deferred income tax expense	—	757	(591)
Gain on disposal of discontinued operations	(160)	—	—
Loss (gain) on sale of assets	(45)	12	(387)
Changes in operating assets and liabilities
Accounts receivable	6,920	3,200	2,306
Prepaid expenses and other current assets	(315)	(292)	231
Income taxes receivable	1,378	5,492	(5,567)
Other assets	2	71	(131)
Deferred revenue	72	(468)	(1,964)
Accounts payable, accrued expenses and other liabilities	(3,756)	(6,430)	464

Net Cash (used in) provided by operating activities	1,095	(2,313)	1,679

Cash Flows from Investing Activities
Proceeds from the sale of property and equipment	120	3	582
Proceeds from the sale of discontinued operations assets	200	—	—
Purchase of short-term investments	—	(97,745)	(51,051)
Proceeds from sale of short-term investments	—	97,745	76,055
Purchase of businesses, net of cash acquired	—	(2,795)	(7,827)
Purchase of capital items including internally developed software	(397)	(6,742)	(7,653)

Net Cash (used in) provided by investing activities	(77)	(9,534)	10,106

Cash Flows from Financing Activities
Payments made on capital leases and notes payable	—	—	(413)
Payments made on software license obligation	(1,400)	(1,400)	(3,500)
Purchases of treasury stock	—	(887)	—
Proceeds received from exercise of stock options and warrants	521	2,354	1,900

Net Cash (used in) provided by financing activities	(879)	67	(2,013)

Effect of Foreign Currency Exchange Rates	178	2,932	(556)

(Decrease)/Increase in Cash and Cash Equivalents	317	(8,848)	9,216
Cash and Cash Equivalents, Beginning of Year	29,588	38,436	29,220

Cash and Cash Equivalents, End of Year	$29,905	$29,588	$38,436

Supplemental Disclosures of Cash Flow Information:
Interest paid	$137	$304	$92

Income taxes paid	$816	$2,049	$485

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy tax withholding liabilities	$(1,950)	$(1,951)	$(289)

Liabilities incurred for business acquisitions	$—	$—	$1,667

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS

        MIVA, Inc., together with its wholly-owned subsidiaries, collectively, the "Company", "we", "us" or "MIVA", is an online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers' campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers' online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 7.1 million consumers worldwide.

        We offer a range of products and services through the following divisions:

MIVA Direct

Our MIVA Direct division operates a growing portfolio of consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, and screensavers. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers' online experience by providing direct access to relevant content and search results. Our active toolbar installed base currently enables direct marketing relationships with approximately 7.1 million consumers worldwide.
MIVA Media

Our MIVA Media division is an auction based pay-per-click advertising and publishing network that operates across North America and Europe. MIVA Media connects millions of buyers and sellers online by displaying relevant and timely text ads in response to consumer search or browsing activity on select Internet properties. Such interactions between online buyers and sellers result in highly targeted, cost-effective leads for MIVA's advertisers and a source of recurring revenue for MIVA's publisher partners.

        The majority of our MIVA Direct revenue is generated through toolbar products. MIVA Direct's toolbar products offer consumers direct links to what we believe is relevant content and provide search functionality, utilizing ad listings serviced primarily through our contractual relationship with our third-party ad provider.

        For our MIVA Media division, which comprises a majority of our overall revenue, we derive our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our consumer audiences on a performance basis. Marketers only pay for advertising when a predetermined action occurs, such as when an Internet user clicks on an ad.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        These consolidated financial statements include the accounts and operations of MIVA, Inc. and our wholly-owned domestic and international operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

        When a MIVA Direct user clicks on a sponsored advertisement on a partner's network, revenues are recognized in the amount of the partner's fee due to MIVA Direct. Non-click-through-related revenue from MIVA Direct is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

        Revenue is generated primarily through click-throughs on our managed advertisers' paid listings. When an Internet user clicks on a keyword advertisement, revenue is recognized in the amount of the advertiser's bid price. Click-through revenue is recognized as the click-throughs are performed in accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." We record the MIVA Media Network click-through revenue gross, and private label revenue net.

Cost of Services

        The Company's cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other directly related expenses associated with the production and usage of MIVA Media that includes our third party patent license royalty payments.

Cash and Cash Equivalents

        The Company's cash and cash equivalents consist of highly liquid investments with original maturity of three months or less. We did not maintain a balance in short-term investments as of December 31, 2007, or December 31, 2006.

Allowance for Doubtful Accounts

        The Company records its allowance for doubtful accounts based on its assessment of various factors. The Company considers historical experience, the age of the accounts receivable balances, the credit quality of its customers, current economic conditions, and other factors that may affect our customers' ability to pay to determine the level of allowance required.

Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. As of December 31, 2007, substantially all of our cash and cash equivalents were managed by a number of financial institutions, including certain

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

offshore overnight sweep accounts. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Europe. As of December 31, 2007, one customer (Google) accounted for approximately 26.9% of the accounts receivable balance and represented approximately 28.4% of consolidated revenues for 2007. This same customer, as of December 31, 2006, was not an active customer. However, at December 31, 2006, another customer (Yahoo!) accounted for approximately 27.0% of the accounts receivable balance and represented 18.0% of consolidated revenues for 2006.

Capitalized Software

        Product development costs for internal use software are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful life of two to five years using the straight line method. During 2007, 2006, and 2005, the amortization of capitalized costs totaled approximately $2.2 million, $3.0 million, and $1.3 million, respectively.

Fair Value of Financial Instruments

        At December 31, 2007, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt.

        The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

        Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred approximately $34.1 million, $28.3 million, and $15.9 million in advertising expense during 2007, 2006, and 2005, respectively. The majority of this was spent by MIVA Direct to promote its desktop consumer software product in 2007, 2006, and 2005. Additionally, in 2005, we invested approximately $1.4 million in a marketing effort in connection with re-branding our company to MIVA, Inc.

Income Taxes

        Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes. Under SFAS 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. See Note P—"Income Taxes" for additional information.

Property and Equipment

        Equipment and furniture are stated at cost except in the case of items acquired as a part of business acquisitions, which are recorded at fair value on the date of acquisition. Equipment and furniture are

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Long-Lived Assets

        Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. We perform goodwill and indefinite lived intangible asset impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. We compare the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, we perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

        We evaluate the recoverability of long-lived assets, including property, and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, on an annual basis, we review the useful lives of these assets to ensure they remain appropriate. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, an increase in competition or loss of affiliates, and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value.

        Goodwill, indefinite life and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

Share Based Compensation

        Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Share-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123(R),

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123(R), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

Foreign Currency Translation

        MIVA Media Europe operates in several European countries and uses the local currency of these international subsidiaries as the functional currency. The financial statements of these subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in other comprehensive income (loss) as a component of stockholders' equity.

Operating Leases

        The Company leases office space and data centers under operating lease agreements with original lease periods up to 11 years. Certain of the lease agreements contain rent holidays and rent escalation provisions. Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease. Lease renewal periods are considered on a lease-by-lease basis and generally are not included in determining the initial lease term rent expense.

New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have on adoption on our accounting for future acquisitions. Previously any release of valuation allowances, for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as "deal cost", will be expensed as incurred.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity,

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

        In February 2007, the Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115" ("SFAS 159") was issued. Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. We will adopt SFAS 159 in 2008. We do not expect the adoption of SFAS 159 to have a material effect on our financial position or results of operations.

        In September 2006, SFAS No. 157, "Fair Value Measurements," ("SFAS 157") was issued. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged with the exception of certain nonfinancial assets and liabilities, for which the effective date has been deferred by one-year. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company has not yet determined the impact of SFAS 157 on its financial condition and results of operations.

NOTE C—DISCONTINUED OPERATION

        On August 1, 2007, we sold the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million. Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division's products and services and the Company's current and future strategic plan. A gain of approximately $0.16 million was recorded as a result of the sale.

        In accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") the financial data for MIVA Small Business has been accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented. The results

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C—DISCONTINUED OPERATION (Continued)

of operations of MIVA Small Business operations for the years ended December 2007, 2006 and 2005 are as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Revenues	$1,238	$1,798	$3,844
Gain on sale of discontinued operations	160	—	—
Income (loss) before provision for income taxes	259	(1,663)	(5,672)
Income tax expense (benefit)	—	987	(536)

Income (loss) from discontinued operations	$259	$(2,650)	$(5,136)

NOTE D—IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES, AND LONG-LIVED ASSETS

        In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill and other intangible assets with indefinite lives are tested for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In performing this assessment, we compare the carrying value of our reporting units to their fair value. Quoted market prices in active stock markets are often the best evidence of fair value; therefore a significant decrease in our stock price could indicate that an impairment of goodwill exists. We have experienced significant impairment losses in 2007, 2006, and 2005.

        In the fourth quarter of 2007, as a result of continued operating losses related to our MIVA Media US business, we performed an impairment analysis to determine recoverability of the recorded long-lived assets of this division. As a result of this analysis, we determined that certain long-lived assets of our MIVA Media US division were impaired under the provisions of Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144)." During the fourth quarter of 2007, we recorded approximately $4.7 million in non-cash impairment charges to reduce the carrying value of certain long-lived tangible and intangible assets to their estimated fair value.

        In the second quarter of 2007 our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects. Our MIVA Media Europe division's forecasts were particularly negatively affected by: the continuation of reduced traffic generated by our distribution partners; slower than anticipated deployment of new services; and other factors. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other long-lived assets at MIVA Media Europe were impaired.

        The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill could be impaired. We then performed a preliminary impairment test of long-lived assets, and a preliminary second step of the impairment analysis. As part of the two step analysis required, the implied fair value of goodwill was determined through the allocation of preliminary estimates of the fair value to the underlying assets and liabilities, and an estimated non-cash impairment charge of $14.0 million was recorded to adjust the carrying value of goodwill to its preliminary estimated fair value. This non-cash charge was recorded at MIVA Media Europe and after this impairment charge, MIVA Media Europe has no remaining goodwill.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES, AND LONG-LIVED ASSETS (Continued)

        At the time of the filing of our second quarter Form 10-Q, the second step of the analysis had not been finalized, therefore, as discussed above, we recorded our best estimate of the impairment, at the time, $14.0 million. The finalization of the impairment test of long-lived assets and the second step of the impairment analysis was completed in the third quarter of 2007, resulting in an additional impairment charge of $1.4 million related to our long-lived assets in our MIVA Media Europe division. At December 31, 2007, the total remaining carrying value of the Company's goodwill and other intangible assets of $20.1 million are those of our U.S. operations.

        In the second quarter of 2006, our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects. Our MIVA Media Europe division's forecast was negatively affected by reduced traffic generated by our distribution partners, slower than anticipated deployment of new services, legal issues impacting one of our partners, and other factors. In addition, during the second quarter of 2006, our stock price declined significantly after updated second quarter revenue guidance reflecting the above factors was released publicly. This resulted in our market capitalization falling below the amount of our recorded equity. As a result of these indicators, we performed impairment tests to determine if MIVA Media Europe's long-lived assets and other amortizable intangible assets were impaired under the provisions of SFAS 144, and whether goodwill was impaired under the provisions of SFAS 142 and it was determined that an impairment existed.

        The fair value estimate used in the initial goodwill impairment test was based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill could be impaired. We then performed an impairment test of long-lived assets including indefinite lived intangible assets, and the second step of the impairment analysis. As a result we recorded an estimated non-cash impairment charge of $63.7 million to reduce the carrying value of other definite lived intangible assets and goodwill to their fair value. As part of the two step analysis required, the implied fair value of goodwill and other intangible assets was determined through the allocation of the fair value to the underlying assets and liabilities, and a non-cash impairment charge of $51.7 million was recorded to adjust the carrying value of goodwill, after adjusting the carrying value of other definite lived intangible assets by $12.0 million to their fair value. After this impairment charge, MIVA Media Europe had a goodwill carrying value of approximately $13.6 million, and no remaining recorded value of other intangible assets.

        The fair value of the reporting unit under step one and individual assets under step two were determined using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets served, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows.

        In the third quarter of 2005, we updated our cash flow projections related to our future cash flows, which resulted in an additional indicator of impairment. Projections for our reporting units were not significantly changed with the exception of MIVA Small Business. Events specific to MIVA Small Business caused us to further reduce its projections significantly, primarily as the result of new products that were not released as scheduled, as well as, reduced sales of our MIVA Merchant software. These factors indicated that the carrying value of certain long-lived assets might not be recoverable. Accordingly,

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D—IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES, AND LONG-LIVED ASSETS (Continued)

impairment testing under SFAS 144 was undertaken as of September 30, 2005, resulting in an impairment charge of $2.5 million for MIVA Small Business and was recorded in "Impairment of goodwill and other assets" in our consolidated statements of operations for 2005. Impaired long-lived assets mainly relate to trademarks, customer relationships, developed technology and vendor agreements that were written down to their fair value. Also as a result of the above factors, an additional goodwill impairment assessment was made and a goodwill impairment charge of $1.8 million was recorded in the quarter ended September 30, 2005. As a result of this impairment charge, MIVA Small Business had no remaining goodwill or finite or long-lived intangible assets. As a result of the August 2007 sale of MIVA Small Business division, these impairment losses are included in losses from discontinued operations in the accompanying 2005 consolidated statement of operations.

        During the second quarter of 2005, our stock price declined significantly, resulting in our market capitalization falling below the amount of our recorded equity. As a result of the existence of this and other indicators, we performed an impairment test to determine if the value of goodwill and other indefinite-lived intangibles was recoverable under the provisions of SFAS 142, and it was determined that an impairment existed. During the second quarter of 2005, we recorded a non-cash impairment charge of $117.1 million to reduce our carrying value of goodwill and other indefinite-lived intangible assets to their implied fair value.

        As of October 1, 2007, our annual impairment cycle review date, we have performed the necessary analysis and determined there is no additional impairment. As part of this process we determine the fair values of each of the reporting units under the provisions of SFAS 142 using methodologies that include both a market and an income approach. The market approach includes analysis of publicly traded companies comparable in terms of functions performed, financial strengths, and markets served, along with a survey of transactions involving similar public and non-public companies. The income approach was based on the economic benefit stream of discounted future cash flows. We performed these steps for the remaining three reporting units with recorded goodwill and indefinite lived intangible assets. The remaining goodwill and indefinite lived intangible assets recorded at our MIVA European division is $0, whereas the domestic goodwill and indefinite life intangible assets amounts to approximately $15.9 million.

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

NOTE E—ACCOUNTING FOR SHARE-BASED COMPENSATION

        In 2007, the Company granted share-based compensation in the form of restricted stock units ("RSUs") to selected individuals within the management team, as compared to prior year (2006) stock option grants. For the twelve months ended December 31, 2007, our total share-based employee compensation expense consisted of stock option expense of $1.6 million and $2.5 million in restricted stock unit expense. Included within the total stock option expense is a net $0.3 million in stock option expense that is recorded in restructuring expense as it relates to a terminated employee. For the comparable periods in 2006, the total share-based employee compensation expense was $7.4 million. Of this amount $4.0 million consisted of stock option expense and $3.4 million related to restricted stock unit expense.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—ACCOUNTING FOR SHARE-BASED COMPENSATION (Continued)

        In June 1999, the Board of Directors adopted the 1999 Stock Incentive Plan and in June 2004 the Board of Directors adopted the 2004 Stock Incentive Plan and the EMI Replacement Option Plan. Awards permitted under the 1999 Plan and 2004 Plans consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards and stock appreciation rights. Under these plans, there were 9.2 million shares approved for issuance and, as of August 16, 2006, prior to consolidation with the 2006 Plan, there were 1.3 million shares available for equity awards under these prior plans.

        At the Company's 2006 annual meeting of stockholders, stockholders of the Company approved the 2006 Stock Award and Incentive Plan ("Plan"). The Plan, among other things, increased by 2.0 million the number of shares of common stock available for equity awards. Under the Plan, no further awards are to be granted under the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan, although any outstanding awards under those plans continue in accordance with their terms.

        Collectively, as of December 31, 2007, there are approximately 2.8 million shares available for new equity awards after combining the shares of the 2006 Plan with the remaining shares of the superseded plans. Options issued to employees generally vest in a range of immediate vesting to up to four years vesting, and expire in ten years following the grant date.

        The following table (in thousands, except per share amounts) illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) to options granted under our stock option plans for the year ended 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes method and amortized to expense over the options' vesting periods.

For the year ended December 31, 2005
Net income (loss), as reported	$(130,167)
Add: Stock based compensation expense	1,115
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(13,009)

Pro forma net income (loss)	$(142,061)

Earnings (loss) per share:
Basic—as reported	$(4.23)

Basic—pro forma	$(4.62)

Diluted—as reported	$(4.23)

Diluted—pro forma	$(4.62)

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—ACCOUNTING FOR SHARE-BASED COMPENSATION (Continued)

        Stock option activity under the plans during the years ended December 31, 2007, 2006, and 2005, is summarized below (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2004	4,793	$9.56
Granted	2,119	7.87
Exercised	(313)	3.55
Forfeited	(1,607)	14.49
Expired	(397)	14.99

Options outstanding at December 31, 2005	4,595	6.98
Granted	1,240	4.67
Exercised	(824)	1.56
Forfeited	(771)	5.13
Expired	(271)	12.55

Options outstanding at December 31, 2006	3,969	7.36
Granted	—	—
Exercised	(909)	2.50
Forfeited	(528)	4.91
Expired	(593)	8.86

Options outstanding at December 31, 2007	1,939	$9.85

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—ACCOUNTING FOR SHARE-BASED COMPENSATION (Continued)

        The following table summarizes information as of December 31, 2007, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $ 3.00	134	7.9	$2.71	41	$2.43
$ 3.01 - $ 6.00	1,158	7.4	4.84	714	4.85
$ 6.01 - $14.00	54	6.0	10.82	47	10.67
$14.01 - $27.72	593	6.2	21.14	572	21.34

	1,939	7.0	$9.85	1,374	$11.84

        As of December 31, 2007, unrecognized compensation expense related to stock options totaled approximately $1.5 million, which will be recognized over a weighted average period of 1.91 years.

        The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model. No stock options were granted during the year ended December 31, 2007. Additionally, we have issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and performance based restricted stock units with market based conditions as follows: vest in equal tranches upon the Company's common stock reaching, and closing, at share prices at or exceeding $6.00, $8.00, $10.00, and $12.00, respectively, for ten consecutive trading days. All criteria were satisfied for the $6.00 tranche level of restricted stock units and accordingly the shares attributable to the achievement of the $6.00 performance criteria, were issued in June 2007. The fair value of our service based restricted stock units is the quoted market price of the Company's common stock on the date of grant. Further, we utilize a Monte Carlo simulation model to estimate the fair value and compensation expense related to our market condition performance based restricted stock units. The Company recognizes stock compensation expense for options or restricted stock units that have graded vesting on the graded vesting attribution method.

        New stock options granted and new restricted stock units granted with related expenses for the years ended December 31, 2007, 2006, and 2005, are summarized below (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Stock options granted—new	—	1,240	2,119
Stock option expense—new	$—	$1,454	$35
Restricted stock units—new	1,992	350	1,050
Restricted stock unit expense—new	$1,481	$468	$3,146

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—ACCOUNTING FOR SHARE-BASED COMPENSATION (Continued)

        For the years ended December 31, 2007, 2006, and 2005, the following weighted-average assumptions were used related to our stock option expense:

	For the years ended December 31,
	2007	2006	2005
Volatility	n/a	85.5%	91.1%
Risk-free rate	n/a	4.6%	3.9%
Expected life	n/a	4.9 Years	7.1 Years

        For the years ended December 31, 2007, 2006, and 2005, the following assumptions were used in our performance based restricted stock units with market based conditions:

	For the years ended December 31,
	2007	2006	2005
Volatility	69.3%	69.3%	n/a
Expected life	10 years	10 years	n/a
Risk-free rate	4.41%–5.16%	4.41%–5.16%	n/a

        The restricted stock unit ("RSU") activity for the years ended December 31, 2007, 2006, and 2005, is summarized below (in thousands):

			Performance based RSUs with Market based conditions
	Total RSUs	Service Based RSUs
			$6.00	$8.00	$10.00	$12.00
Balance, December 31, 2004	—
Granted	1,050	1,050	—	—	—	—
Vested	(102)	(102)	—	—	—	—
Forfeited	(15)	(15)	—	—	—	—
Expired	—	—	—	—	—	—

Balance, December 31, 2005	933	933	—	—	—	—
Granted	350	294	14	14	14	14
Vested	(748)	(748)	—	—	—	—
Forfeited	(111)	(111)	—	—	—	—
Expired	—	—	—	—	—	—

Balance, December 31, 2006	424	368	14	14	14	14
Granted	1,992	1,611	87	98	98	98
Vested	(379)	(292)	(87)	—	—	—
Forfeited	(448)	(362)	(14)	(24)	(24)	(24)
Expired	—	—

Balance, December 31, 2007	1,589	1,325	—	88	88	88

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—ACCOUNTING FOR SHARE-BASED COMPENSATION (Continued)

        The warrant activity for the years ended December 31, 2007, 2006, and 2005, is summarized below (in thousands, except share price):

	Warrants	Weighted- Average Exercise Price
Balance, December 31, 2004	283	$3.36
Granted	—	—
Exercised	(188)	4.50
Forfeited	—	—
Expired	(5)	5.50

Balance, December 31, 2005	90	$1.00
Granted	—	—
Exercised	(90)	1.00
Forfeited	—	—
Expired	—	—

Balance, December 31, 2006	—	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance, December 31, 2007	—	$—

NOTE F—PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006	Estimated Useful Life
Technical equipment	$18,851	$21,379	3 years
Furniture	1,947	2,444	5 years
Leasehold improvements	1,112	1,047	10 years
Capitalized software	10,364	10,258	1 to 5 years

Subtotal	32,274	35,128
Accumulated Depreciation & Amortization	(29,529)	(19,682)

	$2,745	$15,446

        Depreciation expense was $4.6 million, $5.5 million, and $5.3 million for the years ended December 31, 2007, 2006, and 2005, respectively.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—ACCRUED EXPENSES

        Accrued expenses at December 31, 2007 and 2006, consisted of the following (in thousands):

	December 31,
	2007	2006
Revenue-sharing agreements	$5,493	$5,658
Accrued compensation	1,843	4,000
Professional fees	1,960	1,273
Operating expenses	3,489	2,262
Value added tax payable	36	103
Other taxes payable	—	259
Other	2,023	2,044

	$14,844	$15,599

NOTE H—INTANGIBLE ASSETS

        The balance in intangible assets at December 31, 2007, consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life
				(Years)
Vendor agreements	$2,707	$(1,389)	$1,318	3
Developed technology	8,776	(6,245)	2,531	4
Customer relationships	100	(100)	—	—
Other definite-lived intangibles	961	(588)	373	4
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,421	$(8,322)	$20,099

        The balance in intangible assets at December 31, 2006, consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life
				(Years)
Vendor agreements	$2,707	$(1,003)	$1,704	4
Developed technology	8,776	(4,245)	4,531	5
Customer relationships	100	(100)	—	1
Other definite-lived intangibles	961	(528)	433	5
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	28,566	—	28,566	Indefinite

	$42,244	$(5,876)	$36,368

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H—INTANGIBLE ASSETS (Continued)

        Amortization expense related to intangible assets was $2.5 million, $4.2 million, and $6.5 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        Changes in the carrying amount of goodwill for these years are as follows (in thousands):

Balance as of January 1, 2006	$75,659
Goodwill impairment	(50,625)
Income tax adjustments	(66)
Foreign currency translation adjustments	3,598

Balance as of December 31, 2006	$28,566
Goodwill impairment	(14,006)
Income tax adjustments	—
Foreign currency translation adjustments	183

Balance as of December 31, 2007	$14,743

        The income tax adjustments to goodwill relate primarily to the partial utilization of NOLs that were offset by valuation allowances established in our accounting for our acquisition of MIVA Media Europe and the tax benefits of certain stock options exercised by MIVA Media Europe option holders. At December 31, 2007, we have $15.8 million of intangible assets that are not subject to amortization.

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

        As of December 31, 2007, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2008	$2,446
2009	980
2010	446
2011	221
2012	60
Thereafter	69

$4,222

NOTE I—RESTRUCTURING

May 2007 Restructuring

        On May 11, 2007, the Company entered into a master services agreement with Perot Systems Corporation (the "Perot Master Services Agreement"), pursuant to which the Company outsources certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE I—RESTRUCTURING (Continued)

        The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms. Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement are expected to be approximately $41.8 million. As of December 31, 2007, the Company incurred approximately $5.6 million of operating expenses for services received under the agreement.

        As a result of the Master Services Agreement, the Company's active employee base declined by approximately 50 employees and the full workforce reduction was completed in September 2007. Approximately 29 Company employees transitioned to become employees of Perot Systems as a result of this agreement.

        With respect to the workforce reductions, the Company incurred total restructuring charges related to one-time employee severance ($0.2 million) and related costs ($0.3 million) of approximately $0.5 million in the quarter ended June 30, 2007. These related costs were attributed to legal fees incurred as part of both the February (discussed below) and May restructuring plans.

February 2007 Restructuring

        On February 8, 2007, the Company announced a restructuring plan aimed at reducing the overall cost structure of the Company. The Company initially recorded $3.1 million (adjusted to $2.8 million in the quarter ended December 31, 2007 as a result of recapture of share-based expense for a executive resignation) in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses. Management developed a formal plan that included the identification of a workforce reduction totaling 56 employees, all of which involved cash payments of approximately $0.5 million made in April 2007 and approximately $0.5 million to be paid by the end of April 2008.

        The following reserve for restructuring is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2007:

	Employee Severance	Other Charges	Total
Balance as of January 1, 2007	—	—	—
Restructuring charges in 2007	$2.4	$0.4	$2.8
Adjustments in 2007	(0.3)	—	(0.3)
Cash payments in 2007	(2.0)	(0.4)	(2.4)

Balance as of December 31, 2007	$0.1	$—	$0.1

NOTE J—PER SHARE DATA

        For the years ended December 31, 2007, 2006, and 2005, we incurred a net loss. Therefore, potentially dilutive shares (related to stock options, warrants, and restricted stock units) are not included in the per share data, as they would have an anti-dilutive effect on net loss per share. Had we not recorded a net loss, the number of stock options excluded in the computation of diluted EPS and the range of exercise prices would have been: 2007 - 1.6 million shares at a price range of $4.37 - $23.14; 2006 - 3.2 million shares at a price range of $3.73 - $23.50; and 2005 - 1.1 million shares at a price range of $7.75 - $26.81.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—PER SHARE DATA (Continued)

        The following is the number of shares used in the basic and diluted computation of income per share (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Weighted-average number of common shares outstanding basic and diluted	31,935	31,433	30,782

NOTE K—LITIGATION

Lane's Gifts and Collectibles Litigation

        On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against MIVA and others in our sector by Lane's Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc. and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated. The Complaint names eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy. All of the plaintiffs' claims are predicated on the allegation that the plaintiffs have been charged for clicks on their advertisements that were not made by bona fide customers. The lawsuit is brought on behalf of a putative class of individuals who allegedly "were overcharged for [pay per click] advertising," and seeks monetary damages, restitution, prejudgment interest, attorneys' fees, and other remedies.

        An industry participant is a codefendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies. We have agreed to defend and indemnify the codefendant in accordance with the terms of our contract with them.

        We entered into an agreement with the plaintiffs to settle this case in January 2008. The settlement agreement is subject to various conditions, including, but not limited to, notice to the class and final approval by the Arkansas court, which granted preliminary approval to the settlement at a hearing held on January 23, 2008. If approved, the agreement provides that all claims against us, including our indemnification obligations to a co-defendant, will be dismissed without presumption or admission of any liability or wrongdoing. Pursuant to the agreement, we would establish a settlement fund of $3,936,812, of which up to $1,312,270 would be in cash for payment of plaintiffs' attorneys' fees and class representative incentive awards and the balance would be in advertising credits relating to the class members' advertising spending with us during the class period. At December 31, 2007 we accrued the $1,312,270 of plaintiffs' attorneys' fees and class representative incentive awards as litigation settlement expense in the accompanying 2007 consolidated statement of operations. Advertising credits will be recorded as reductions to revenues in the periods they are redeemed.

Shareholder Class Action Lawsuits

        Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a)

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—LITIGATION (Continued)

of the Act as "control persons" of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

        Plaintiffs allege generally that, during the putative class period, we made certain misleading statements and omitted material information. Plaintiffs seek unspecified damages and other relief.

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

        On December 28, 2005, the Court granted Defendants' motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants' motion to dismiss. On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss. On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent. The Court requested additional briefing on the scienter issue, which is now complete. In addition, Plaintiffs have moved the Court to certify the putative class, and Defendants have filed briefs in opposition thereto. The matter currently is pending for consideration by the Court. Plaintiffs have also served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

        Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Derivative Stockholder Litigation

        On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers. This action is based on substantially the same facts alleged in the securities class action litigation described above. The complaint is seeking to recover damages in an unspecified amount. By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants' motion to dismiss and renewed motion to dismiss in the securities class action. On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff's counsel that the case is due to be reopened. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Payday Advance Plus, Inc.

        On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc. The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—LITIGATION (Continued)

revenues to themselves with MIVA's alleged knowledge and participation. The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys' fees, injunctive relief, and other remedies. On May 12, 2006, MIVA moved to dismiss the Complaint. In an order dated March 12, 2007, the Court denied MIVA's motion to dismiss the plaintiff's breach of contract claim but granted the motion as it related to the remainder of the plaintiff's claims. On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com. The amended complaint asserts only a claim for breach of contract claim against MIVA. The plaintiff filed a motion for class certification on September 11, 2007, and MIVA filed its response on October 15, 2007. The motion is currently pending, and no hearing date has yet been set on the motion.

        The plaintiff in the Payday Advance Plus case is a party to the settlement agreement in the Lane's Gifts and Collectibles case and has agreed to move to dismiss with prejudice all claims it has asserted against MIVA such that this litigation would be settled and resolved in its entirety. Dismissal of the case is subject to approval of the court in New York.

Comet Systems, Inc.

        The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007. In the suit the shareholders' agent contends that our calculation and payment of contingent amounts payable under the merger agreement were not correct. However, we contend that we calculated and paid the contingent amounts correctly. The agent for the shareholders has filed a motion for partial summary judgment, which the parties are currently briefing. We intend to defend the claim vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management's attention and resources, and other factors.

Bid For Position, LLC

        On December 13, 2007, a patent infringement case was filed in the United States District Court for the Eastern District of Virginia against AOL, Google, Microsoft, and MIVA by Bid For Position, LLC. The complaint alleges that Bid For Position, LLC is the owner of U.S. Patent No. 7,225,151, which was issued on May 29, 2007 and is entitled "Online Auction Bid Management System and Method." We believe we do not infringe any valid and enforceable claim of plaintiff's patent and intend to defend the case vigorously. Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management's attention and resources, and other factors.

Other Litigation

        We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or the results of our operation.

        Except for the accrual described above regarding the Lane's Gifts and Collectibles Litigation, no other accruals for potential losses for litigation are recorded as of December 31, 2007, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so. We expense all legal fees for litigation as incurred.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L—DEBT

Software License Agreement

        On December 29, 2004, we entered into a Perpetual License Agreement with Fast Search & Transfer, entitling us to an enterprise license for FAST's Data Search™ 360 data search and analysis software. We agreed to pay a license fee of $7.0 million for the software, $0.7 million of which was paid upon signing the agreement in December 2004. A payment of $3.5 million was made in March 2005, with additional payments of approximately $0.4 million made quarterly through December 2007. The perpetual license is included in capitalized software in the amount of $6.7 million at December 31, 2007 and 2006. The obligation is collateralized by the underlying perpetual license and was discounted to its present value using an implied interest rate of 5.14%.

        The following table summarizes our long-term debt as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Obligation to FAST Software—net of discount of $0 and $40, respectively	—	1,360

Total long-term debt	$—	$1,360

Less current portion—net of discount of $0 and $40, respectively	—	(1,360)

Long-term debt	$—	$—

        Interest expense was approximately $0.1 million in 2007 and $0.4 million in each 2006 and 2005.

NOTE M—COMMITMENTS AND CONTINGENCIES

        We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded by payments from our advertisers for the paid click-through (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through December 2008.

        We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010. In addition, we have ongoing royalty payments based on our use of those patents.

        We have minimum contractual payments as part of the Perot Master Services Agreement described in Note I.

        We have contractual obligations regarding future minimum payments under non-cancelable operating leases, net of payments to be received under our sublease agreement, guaranteed distributor payments, a

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—COMMITMENTS AND CONTINGENCIES (Continued)

royalty agreement, and the Master Services Agreement, which consisted of the following at December 31, 2007 (in thousands):

	Operating Leases	Sublease Income	Distribution Partner Payments	Guaranteed Royalty Agreement	Perot Masters Services Agreement
2008	$2,950	$(509)	$387	$800	$7,490
2009	2,880	(449)	—	800	5,930
2010	3,003	(454)	—	600	5,540
2011	2,991	(468)	—	—	5,430
2012	2,820	(442)	—	—	5,400
Thereafter	4,130	—	—	—	7,630

	$18,774	$(2,322)	$387	$2,200	$37,420

        In February 2008, we entered into a lease modification agreement related to our operating lease agreement for our London office. The Lease Amendment provides an annual reduction in costs from approximately $0.9 million to approximately $0.5 million. As a result of this modification approximately $3.7 million will be realized in cost savings related to this operating lease effective January 1, 2008, should the lease not be terminated prior to the end of its term in 2015. For additional information related to this subsequent event see NOTE T below.

        For the years ended December 31, 2007, 2006, and 2005, we recorded $2.8 million, $2.2 million, and $2.8 million, respectively, as rent expense under operating leasing arrangements.

        In the ordinary course of business, we may provide indemnification of varying scope and terms to advertisers, agencies, distribution partners, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers and employees of acquired companies, in certain circumstances.

        Generally, it is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements, except, however, in the fourth quarter of 2007 we accrued plaintiffs' attorney fees and class representative incentive awards of $1,312,270 regarding the Lane's Gifts and Collectibles class action litigation, a portion of which expense was related to our indemnification obligation to a private label partner.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—SEGMENT INFORMATION

        Historically, our merchant services segment did not meet the quantitative thresholds that required separate information to be reported. However, we have previously reported our operating results in two operating segments, performance marketing and merchant services. Further, as described in Note C, on August 1, 2007, we divested our merchant services division, resulting in performance marketing becoming our one remaining operating segment. Our two remaining operating segments, MIVA Media and MIVA Direct aggregate into our one remaining reportable segment, performance marketing. Therefore no separate segment disclosures are presented as of December 31, 2007.

        Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived assets
Year ended December 31, 2007
United States	$106,676	$22,598
United Kingdom	17,329	1,154
Other International	28,865	201

Total	$152,870	$23,953

	Revenues	Long-Lived assets
Year ended December 31, 2006
United States	$103,317	$34,520
United Kingdom	34,254	18,154
Other International	33,227	221

Total	$170,798	$52,895

	Revenues	Long-Lived assets
Year ended December 31, 2005
United States	$90,089	$38,314
United Kingdom	60,080	77,312
Other International	40,602	1,282

Total	$190,772	$116,908

        Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to one of several European entities, including France, Germany, Italy, and Spain that are subsidiaries of MIVA Media (UK) Ltd. In addition, activity from Sweden, Denmark, Norway and Finland is included to the extent of the private label agreement with Eniro AB. This private label agreement was signed in conjunction with the sale of substantially all of the assets of our indirect, wholly owned subsidiary Espotting Scandinavia AB to Eniro AB during the third quarter of 2005.

NOTE O—RELATED PARTY TRANSACTIONS

        Sebastian Bishop, our President, is a Director of Steakmedia Limited and also owns a 2.5% interest in Steakmedia. Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop's brother. We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O—RELATED PARTY TRANSACTIONS (Continued)

all revenue generated on our networks through their advertisers. In addition, we pay Steakmedia a commission on the revenue generated from these advertisers. Amounts invoiced to Steakmedia during the years ended December 31, 2007, 2006, and 2005, were $397,171, $785,823 and $469,000, respectively, and the corresponding commissions on these amounts were $0, $23,730 and $39,000, respectively.

        Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is also the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc. The Company entered into an agreement in November 2005 with Racepoint for public relations professional services. For the years ended December 31, 2007, 2006, and 2005, we incurred fees from Racepoint of $84,141, $285,533 and $28,000, respectively.

NOTE P—INCOME TAXES

        The provision (benefit) for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Current:
United States federal	$—	$(375)	$(4,778)
State	344	480	89
Foreign	153	(1,665)	4,724

	497	(1,560)	35

Deferred:
United States federal and state	—	4,482	(550)
Foreign	60	(3,725)	(41)

	60	757	(591)

	$557	$(803)	$(556)

        As described in Note C—Discontinued Operations, for the years ended December 31, 2007, 2006, and 2005, approximately $0, $987, and $(536) of the above provision (benefit) for income taxes is attributable to discontinued operations.

        The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
United States	$(10,461)	$(12,026)	$(15,529)
Foreign	(25,776)	(74,740)	(109,522)

	$(36,237)	$(86,766)	$(125,051)

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—INCOME TAXES (Continued)

        A reconciliation of the difference between the expected provision for income taxes using the statutory United States Federal tax rate and our actual provision is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Tax (benefit) using statutory United States federal tax rate	$(12,683)	$(30,066)	$(45,753)
Effect of state income taxes	169	480	(89)
Write-down of non-deductible costs in excess of net assets of acquired companies	4,922	15,489	42,551
Non-U.S. tax rate differential	1,938	2,901	2,268
Deferred tax asset valuation allowances	5,124	9,112	—
Other	1,087	1,281	467

	$557	$(803)	$(556)

        Our current tax provision (benefit) excludes the effect of stock option compensation deductible for tax purposes in the United States and overseas as these amounts were credited to additional paid-in-capital. Due to our losses, there was no tax benefit recorded in 2007 and 2006. The amounts excluded were $0.3 million and $0.2 million in the United States and overseas, respectively, for the year ended December 31, 2005, and $4.0 million and $0.9 million, respectively, for the year ended December 31, 2004. The 2005 and 2004 amounts were credited to additional paid-in-capital, and the foreign 2005 and 2004 benefits were credited to goodwill as they related to options exchanged prior to our merger with MIVA Media Europe.

        In addition, our 2007, 2006, and 2005 current tax liabilities were reduced by $0.0 million, $0.8 million and $1.3 million, respectively, for our international operations representing the utilization of net operating losses (NOLs) acquired in our merger with MIVA Media Europe. The use of these NOLs resulted in a reduction in valuation allowances in the same amounts with a corresponding credit to goodwill. None of our goodwill is expected to be deductible for income tax purposes.

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

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—INCOME TAXES (Continued)

assets and liabilities in the accompanying consolidated balance sheet before netting within tax jurisdictions are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets, short-term
Accounts receivable allowances	$151	$72
Accruals	549	23
Other	51	—
Valuation allowance	—	(95)
Net operating losses	—	60

Total	$751	$60
Fixed Assets	1,765	353
Intangibles	—	198
Accruals	1,825	1,056
Net operating losses	20,835	21,099
Valuation allowance	(23,989)	(18,230)

Total	$436	$4,476
Deferred tax liabilities
Capitalized software	(101)	(2,664)
Intangibles	(1,086)	(1,783)
Other	—	(29)

Total	$(1,187)	$(4,476)

Net deferred tax assets	$—	$60

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

        At of December 31, 2007, we had United States and international net operating loss ("NOL") carry-forwards for tax purposes of approximately $27.6 million and $37.1 million, respectively. These NOL carry-forwards will expire at various dates beginning in 2008, with approximately $57.9 million expiring after 2015. As of December 31, 2007, the deferred tax assets related to NOLs in the United States and international jurisdictions are fully offset by valuation allowances. Subsequent release of valuation allowances established at the time of acquisition will be recorded first as reductions to goodwill and any remaining acquisition-related intangibles, then to reductions in the income tax provision, prior to the effective date of SFAS 141(R).

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—INCOME TAXES (Continued)

        Utilization of the acquired United States NOLs is subject to annual limitation due to the ownership change provisions of the Internal Revenue Code. At December 31, 2007, the annual limitation is $3.5 million, with any unused amounts eligible to be carried forward to future years. This annual limitation may result in the expiration of a portion of the affected NOLs before they are utilized.

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

FIN48

        In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

        The Company adopted FIN 48 as of January 1, 2007. This standard modified the previous guidance provided by SFAS 5, "Accounting for Contingencies," and SFAS 109, "Accounting for Income Taxes for uncertainties related to the Company's global income tax liabilities." In connection with this adoption of FIN 48, the Company recorded a net decrease to retained earnings of approximately $0.7 million related to the measurement of a position previously taken with respect to certain transfer pricing adjustments reported on our foreign tax returns. This amount of unrecognized tax benefit did not materially change as of December 31, 2007.

        A condensed summary of the Company's unrecognized tax benefits is presented as follows (in $ millions):

	Balance December 31, 2006	Equity Transition Adjustment	Adjusted Balance January 1, 2007	Adjustments January 1 to December 31, 2007	Balance December 31, 2007
Unrecognized tax benefits that affect effective tax rate upon recognizition	$—	$0.6	$0.6	$—	$0.6
Unrecognized tax benefits that do not affect tax rate or are offset by valuation allowances	$—	$—	$—	$—	$—
Interest / Penalties	$—	$0.1	$0.1	$—	$0.1

Total Unrecognized Tax Benefits	$—	$0.7	$0.7	$—	$0.7

        The Company recognized accrued interest and penalties related to these unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had recorded a liability of approximately $0.1 million for interest and penalties. Our liability for payments of interest and penalties was increased by $0.05 million during 2007.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—INCOME TAXES (Continued)

        As of January 1, 2007, open tax years in major jurisdictions date back to 2002 due to the taxing authorities' ability to adjust operating loss carry-forwards.

        It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, the Company does not expect the change to have a material impact on the results of operations or the financial position of the Company.

NOTE Q—QUARTERLY FINANCIAL SUMMARY (unaudited)

	Three Months Ended
2007
	March 31	June 30(a)	September 30(b)	December 31(c)
	(in thousands, except per share data)
Statements of operations
Revenues	$42,687	$39,174	$36,370	$34,639
Gross profit	22,368	20,401	19,220	18,123
Net loss	(5,322)	(16,437)	(3,316)	(11,460)
Net loss per share
Basic	$(0.17)	$(0.52)	$(0.10)	$(0.36)
Diluted	(0.17)	(0.52)	(0.10)	(0.36)

	Three Months Ended
2006
	March 31	June 30(d)	September 30	December 31
	(in thousands, except per share data)
Statements of operations
Revenues	$43,933	$41,003	$42,796	$43,066
Gross profit	22,536	19,585	19,797	19,855
Net loss	(3,468)	(71,626)	(4,327)	(5,555)
Net loss per share
Basic	$(0.12)	$(2.26)	$(0.14)	$(0.19)
Diluted	(0.12)	(2.26)	(0.14)	(0.19)

(a)
Includes impairment charge related to goodwill at MIVA Media Europe of $14.0 million.

(b)
Includes impairment charge related to long-lived assets at MIVA Media Europe of $1.4 million.

(c)
Includes impairment charge related to other long-lived assets at MIVA Media US $4.7 million.

(d)
Includes impairment charge related to goodwill and long-lived assets at MIVA Media Europe of $63.7 million.

NOTE R—EMPLOYEE BENEFIT PLAN

        We provide retirement benefits to our employees through the MIVA, Inc. 401(k) Plan, pursuant to which employees may elect a number of investment options. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. The 401(k) Plan permits substantially all United States employees to contribute up to 92% of their base compensation (as defined) to the 401(k) Plan, limited to a maximum amount as set by the Internal Revenue Service. We may, at the discretion of the Board of Directors, make a matching contribution to the

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE R—EMPLOYEE BENEFIT PLAN (Continued)

401(k) Plan. Costs charged to operations for matching contributions were $0.03 million in 2007 and $0.1 million each in 2006 and 2005.

NOTE S—TREASURY STOCK

        In the fourth quarter of 2007, the Company's shares held in treasury increased by a total of 13,077 shares or approximately $0.04 million. This increase in treasury shares was due to shares that were withheld to pay withholding taxes upon the vesting of restricted stock units during the quarter.

        In the third quarter of 2007, the Company's shares held in treasury increased by a total of 3,391 shares or approximately $0.02 million. This increase in treasury shares was due to shares that were withheld to pay withholding taxes upon the vesting of restricted stock units during the quarter.

        In the second quarter of 2007, the Company's shares held in treasury increased by a total of 158,032 shares or approximately $0.8 million. The main component of this increase in treasury shares related to the withholding of shares to pay withholding taxes in connection with the net issuance of stock options that were exercised by a former executive officer upon his resignation in May 2007. In addition, shares were withheld to pay withholding taxes upon the vesting of restricted stock units during the quarter.

        In the first quarter of 2007, the Company's shares held in treasury increased by a total of 258,678 shares or approximately $1.1 million. The main component of this increase in treasury shares related to the withholding of shares to pay withholding taxes in connection with the net issuances of stock options that were exercised by a former executive officers covering an aggregate of 253,779 shares ($1.1 million), including certain shares withheld to satisfy withholding taxes of the former executives. In addition, shares were withheld to pay withholding taxes upon the vesting of restricted stock units during the quarter.

NOTE T—LEASE MODIFICATION

        On February 26, 2008, we entered into an agreement (the "Lease Amendment") amending the April 15, 2005 operating lease agreement for our London office. The Lease Amendment provides for a 45% reduction in space with a proportionate reduction in rent, effective as of January 1, 2008. The Lease Amendment also provides that a portion of MIVA's rent deposit in the amount of approximately $0.4 million will be returned to MIVA. As a result of the Lease Amendment, the annual rent for the leased premises will be reduced from approximately $0.9 million to approximately $0.5 million. Additionally, the Lease Amendment provides each party with an early termination right to terminate the underlying Lease Agreement on December 31, 2008. In the event either party exercises the early termination right, we would receive a one-time payment of approximately $0.7 million.

Valuation and Qualifying Accounts
Years ended December 31, 2007, 2006, and 2005

Description	Balance at the Beginning of Period	Charges to Earnings	Charges to Other Accounts		Acquisitions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2007	$1,299	$(107)	$50	(1)	$—	$(519	)(2)	$723
Year Ended December 31, 2006	$1,904	$(187)	$166	(1)	$—	$(584	)(2)	$1,299
Year Ended December 31, 2005	$3,095	$(514)	$(293	)(1)	$—	$(384	)(2)	$1,904
Income tax valuation allowance:
Year Ended December 31, 2007	$18,325	$5,124	$(540	)(1)	$—	$—		$23,989
Year Ended December 31, 2006	$9,188	$9,112	$858	(1)	$—	$(833	)(3)	$18,325
Year Ended December 31, 2005	$10,487	$103	$(1,402	)(1)	$—	$—		$9,188

(1)
Change due to foreign currency translation, which is included in other comprehensive income

(2)
Write-off fully reserved accounts receivable

(3)
Acquired valuation allowance credited to goodwill

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among MVA, Inc., The NASDAQ Composite Index And The Goldman Sachs Internet Index
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
MIVA, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except par values)
MIVA, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
MIVA, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
MIVA, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MIVA, Inc. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS