Form 10-Q
period 2008-03-31
MIVA, INC.
filed 2008-05-12
CIK 1094808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

There were 34,282,574 shares of the Registrant’s Common Stock outstanding on April 30, 2008

FORM 10-Q

MIVA, Inc.

MIVA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,644	$29,905
Accounts receivable, less allowance for doubtful accounts of $639 and $723 at March 31, 2008 and December 31, 2007.	14,767	14,421
Deferred tax assets	545	751
Prepaid expenses and other current assets	2,331	2,027

TOTAL CURRENT ASSETS	40,287	47,104

Property and equipment, net	2,793	2,745
Intangible assets
Goodwill	14,743	14,743
Vendor agreements, net	1,222	1,318
Other intangible assets, net	3,523	4,038
Other assets	713	1,109

TOTAL ASSETS	$63,281	$71,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$10,387	$11,957
Accrued expenses	12,670	14,844
Deferred revenue	3,643	3,427

TOTAL CURRENT LIABILITIES	26,700	30,228

Deferred tax liabilities long-term	545	751
Other long-term liabilities	1,255	1,237

TOTAL LIABILITIES	28,500	32,216

STOCKHOLDERS’ EQUITY

Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 34,338 and 33,934, respectively; outstanding 32,599 and 32,204, respectively	34	34
Additional paid-in capital	266,446	265,721
Treasury stock; 1,739 and 1,730 shares at cost, respectively	(6,707)	(6,694)
Accumulated other comprehensive income	6,649	6,294
Deficit	(231,641)	(226,514)

TOTAL STOCKHOLDERS’ EQUITY	34,781	38,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,281	$71,057

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007

Revenues	$33,015	$42,687
Cost of services	15,893	20,319
Gross profit	17,122	22,368

Operating expenses
Marketing, sales, and service	11,484	12,641
General and administrative	8,764	9,025
Product development	1,155	1,725
Amortization	732	1,234
Restructuring Charges	131	3,016

Total operating expenses	22,266	27,641

Loss from operations	(5,144)	(5,273)
Interest income, net	131	158
Exchange rate (loss)/gain	(55)	53

Loss before provision for income taxes	(5,068)	(5,062)

Income tax expense	59	184

Net loss from continuing operations	(5,127)	(5,246)

Loss from discontinued operations	—	(76)

Net loss	$(5,127)	$(5,322)

Basic loss per share
Continuing operations	$(0.16)	$(0.17)
Discontinued operations	$0.00	$(0.00)

Diluted loss per share
Continuing operations	$(0.16)	$(0.17)
Discontinued operations	$0.00	$(0.00)

Weighted-average number of common shares outstanding
Basic	32,546	31,526
Diluted	32,546	31,526

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Cash Flows from Operating Activities

Net loss	$(5,127)	$(5,322)

Adjustments to reconcile net loss to net cash used in operating activities
Provision for doubtful accounts	40	33
Depreciation and amortization	1,370	2,548
Equity based compensation	725	2,145
Loss on sale of assets	—	13
Changes in operating assets and liabilities
Accounts receivable	(111)	(3,427)
Prepaid and other current assets	(241)	(316)
Income taxes receivable	(17)	429
Deferred revenue	112	(95)
Accounts payable, accrued expenses and other liabilities	(4,082)	(3,602)

Net Cash Used in Operating Activities	(7,331)	(7,594)

Cash Flows from Investing Activities

Purchase of capital items including internally developed software	(856)	(196)

Net Cash Used in Investing Activities	(856)	(196)

Cash Flows from Financing Activities

Payments made on software license obligation	—	(350)

Net Cash Used in Financing Activities	—	(350)

Effect of Foreign Currency Exchange Rates	926	(68)

Decrease in Cash and Cash Equivalents	(7,261)	(8,208)

Cash and Cash Equivalents, Beginning of Period	29,905	29,588

Cash and Cash Equivalents, End of Period	$22,644	$21,380

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE A — NATURE OF BUSINESS

MIVA, Inc., together with its wholly-owned subsidiaries, collectively, the “Company”, “we”, “us” or “MIVA”, is an online media and advertising network company. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbars installed on approximately 6.5 million computers worldwide enable millions of daily consumer interactions.

We offer a range of products and services through the following divisions:

MIVA Direct

Our MIVA Direct division operates a growing portfolio of consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, and screensavers. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbars installed on approximately 6.5 million computers worldwide enable millions of daily consumer interactions.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.

The unaudited consolidated financial statements include the accounts and operations of MIVA, Inc. and all of our subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  We did not maintain a balance in short-term investments as of March 31, 2008 or December 31, 2007.  As of March 31, 2008 substantially all of our cash and cash equivalents were managed by a number of financial institutions and included certain offshore overnight sweep accounts.

Allowance for Doubtful Accounts

The Company records its allowance for doubtful accounts based on its assessment of various factors.  The Company considers historical experience, the age of the accounts receivable balances, the credit quality of our customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.

Comprehensive Loss

Total comprehensive loss is comprised of net loss and net foreign currency translation adjustments.  Total comprehensive loss for the three months ended March 31, 2008 and 2007, was $4.8 million and $5.3 million, respectively.

Cost of Services

The Company’s cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other directly related expenses associated with the production and usage of MIVA Media including our third party patent license royalty payments.

Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred advertising costs of approximately $8.3 million and $8.1 million for the three months ended March 31, 2008 and 2007, respectively.  The majority of these costs were spent by MIVA Direct to promote its desktop consumer software products.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. We are currently evaluating the impact SFAS 141(R) will have on adoption on our accounting for future acquisitions. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released.  Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as “deal cost”, will be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited.  We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

In February 2007, the Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”) was issued. Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. On January 1, 2008, we adopted SFAS 159. This adoption of SFAS 159 did not apply to any existing contracts nor have a material effect on our financial position or results of operations.

In September 2006, SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) was issued.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged with the exception of certain nonfinancial assets and liabilities, for which the effective date has been deferred by one year.  Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption.  On January 1, 2008, we adopted the provisions of SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed one year.  The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.  The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

NOTE C — DISCONTINUED OPERATIONS

On August 1, 2007, we sold the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million.  Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan.  A gain of approximately $0.16 million was recorded as a result of the sale.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the financial data for MIVA Small Business has been accounted for as discontinued operations and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations in all periods presented.  The results of operations of MIVA Small Business for the three months ended March 31, 2008 and 2007, are as follows:

	For the Three Months
	Ended March 31,
	2008	2007
Revenues	$—	$469

Loss before provision for income taxes	—	(76)

Income tax expense (benefit)	—	—

Loss from discontinued operations	$—	$(76)

NOTE D — IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are tested for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In performing this assessment, we compare the carrying value of our reporting units to their fair value.  Quoted market prices in active stock markets are often the best evidence of fair value; therefore a significant decrease in our stock price could indicate that an impairment of goodwill exists.  We have experienced significant impairment losses in 2007, 2006, and 2005.  At March 31, 2008, the total remaining carrying value of the Company’s goodwill and other intangible assets of $19.5 million are those of our U.S. operations.

In the fourth quarter of 2007, as a result of continued operating losses related to our MIVA Media US business, we performed an impairment analysis to determine recoverability of the recorded long-lived assets of this division.  As a result of this analysis, we determined that certain long-lived assets of our MIVA Media US division were impaired under the provisions of Financial Accounting Standards Board Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).”  During the fourth quarter of 2007, we recorded approximately $4.7 million in non-cash impairment charges to reduce the carrying value of certain long-lived tangible and intangible assets to their estimated fair value.

In the second quarter of 2007 our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that changed our expected business prospects.  Our MIVA Media Europe division’s forecasts were particularly negatively affected by: the continuation of reduced traffic generated by our distribution partners; slower than anticipated deployment of new services; and other factors.  As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other long-lived assets at MIVA Media Europe were impaired.

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

At the time of the filing of our second quarter 2007 Form 10-Q, the second step of the analysis had not been finalized, therefore, as discussed above, we recorded our best estimate of the impairment, at the time, $14.0 million.  The finalization of the impairment test of long-lived assets and the second step of the impairment analysis was completed in the third quarter of 2007, resulting in an additional impairment charge of $1.4 million related to our long-lived assets in our MIVA Media Europe division.

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

As of October 1, 2007, our annual impairment cycle review date, we performed the necessary analysis and determined there was no additional impairment.  As part of this process we determined the fair values of each of the reporting units under the provisions of SFAS 142 using methodologies that include both a market and an income approach.  We performed these steps for the remaining three reporting units with recorded goodwill and indefinite lived intangible assets.  At March 31, 2008, the remaining goodwill and indefinite lived intangible assets recorded at our MIVA European division is $0, whereas the domestic goodwill and indefinite life intangible assets amounts to approximately $15.9 million.

We will continue to assess the potential of impairment for goodwill, intangibles assets, and other long-lived assets in future periods in accordance with SFAS 142 and 144. Should our business prospects change, and our expectations for acquired businesses be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.

NOTE E — ACCOUNTING FOR SHARE-BASED COMPENSATION

For the three month periods ending March 31, 2008 and 2007, our share-based employee compensation expense consisted of existing stock option expense of $0.2 million and $0.7 million, respectively, and restricted stock unit (“RSU”) expense of $0.5 million and $1.4 million, respectively.

Stock option activity under the plans during the three months ended March 31, 2008, is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price
Options outstanding at December 31, 2007	1,939	$9.85

Granted	—	—
Exercised	—	—
Forfeited	(19)	2.97
Expired	(50)	12.01

Options outstanding at March 31, 2008	1,870	$9.86

The following table summarizes information as of March 31, 2008, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$1.00 - $3.00	119	7.4	$2.75	43	$2.43
$3.01 - $6.00	1,134	7.2	4.86	772	4.88
$6.01 - $14.00	48	6.4	11.08	44	11.04
$14.01 - $23.14	569	6.2	21.21	559	21.31
	1,870	6.9	$9.86	1,418	$11.47

As of March 31, 2008, unrecognized compensation expense related to stock options totaled approximately $1.0 million, which will be recognized over a weighted average period of 1.7 years.  The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the three months ended March 31, 2008.

In January 2008, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that: vest upon the Company’s common stock reaching, and closing, at a share price at or exceeding $4.00 per share, for ten consecutive trading days.

Additionally, in January 2007, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that: vest in equal tranches upon the Company’s common stock reaching, and closing, at share prices at or exceeding $6.00, $8.00, $10.00, and $12.00, respectively, for ten consecutive trading days.  In June 2007, all criteria was satisfied for the $6.00 tranche level of restricted stock units and accordingly 86,412 shares attributable to the achievement of the $6.00 performance criteria were issued.

The fair value of our service based restricted stock units is the quoted market price of the Company’s common stock on the date of grant.  Further, we utilize a Monte Carlo simulation model to estimate the fair value and compensation expense related to our market condition performance based restricted stock units.  The Company recognizes stock compensation expense for options or restricted stock units that have graded vesting on the graded vesting attribution method.

New stock options granted and new restricted stock units granted with related expenses for the three months ended March 31, 2008 and 2007, are summarized below (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Stock options granted - new	—	—
Stock option expense - new	$—	$—
Restricted stock units - new	1,913	1,796
Restricted stock unit expense - new	$236	$1,426

For the three months ended March 31, 2008 and 2007, the following assumptions were used to estimate the fair value and compensation expense of our performance based restricted stock units with market based conditions:

	For the Three Months
	ended March 31,
	2008	2007
Volatility	70.5%	69.3%
Expected life	10 years	10 years
Risk-free rate	4.03%	4.41% - 5.16%

The restricted stock unit (“RSU”) activity for the three months ended March 31, 2008, is summarized below (in thousands):

			Performance based RSUs
	Total	Service Based	with Market based conditions
	RSUs	RSUs	$4.00	$6.00	$8.00	$10.00	$12.00
Balance, December 31, 2007	1,589	1,325	—	—	88	88	88

Granted	1,913	1,560	353	—	—	—	—
Vested	(301)	(301)	—	—	—	—	—
Forfeited	(87)	(68)	(10)	—	(3)	(3)	(3)
Expired	—	—	—	—	—	—	—

Balance, March 31, 2008	3,114	2,516	343	—	85	85	85

NOTE F — RESTRUCTURING AND MASTER SERVICES AGREEMENT

February 2008 Restructuring

On February 19, 2008, the Company announced a restructuring plan aimed at continued reduction of the overall cost structure of the Company. The Company recorded $0.1 million in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses. Management developed a formal plan that included the identification of a workforce reduction totaling 8 employees, all of which involved cash payments of approximately $0.1 million made in the quarter ended March 31, 2008.

May 2007 Master Services Agreement and Restructuring

On May 11, 2007, the Company entered into a master services agreement with Perot Systems Corporation (the “Master Services Agreement”), pursuant to which the Company outsources certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.

The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms. Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement are expected to be approximately $41.8 million.  As of March 31, 2008, the Company incurred approximately $7.6 million of operating expenses for services received under the agreement since the agreement’s inception.  See Note O — Subsequent Events.

As a result of the Master Services Agreement, the Company’s active employee base declined by approximately 50 employees and the full workforce reduction was completed in September 2007. Approximately 29 Company employees transitioned to become employees of Perot Systems as a result of this agreement.

With respect to the workforce reductions, the Company incurred total restructuring charges related to one-time employee severance ($0.2 million) and related costs ($0.3 million) of approximately $0.5 million in the quarter ended June 30, 2007.  These related costs were attributed to legal fees incurred as part of both the February 2007 and May 2007 restructuring plans.

February 2007 Restructuring

On February 8, 2007, the Company announced a restructuring plan aimed at reducing the overall cost structure of the Company. The Company initially recorded $3.1 million (adjusted to $2.8 million in the quarter ended June 30, 2007) in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses. Management developed a formal plan that included the identification of a workforce reduction totaling 56 employees, all of which involved cash payments of approximately $0.5 million made in April 2007 and approximately $0.5 million which was to be paid by the end of April 2008.

The following reserve for restructuring is included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2008 (in thousands):

	Employee	Other
	Severance	Charges	Total
Balance as of January 1, 2007	—	—	—

Restructuring charges in 2007	$2.4	$0.4	$2.8
Adjustments in 2007	(0.3)	—	(0.3)
Cash payments in 2007	(2.0)	(0.4)	(2.4)

Balance as of December 31, 2007	$0.1	$—	$0.1

Restructuring charges in 2008	$0.1	$—	$0.1
Cash payments in Q1-2008	(0.1)	—	(0.1)

Balance as of March 31, 2008	$0.1	$—	$0.1

All actions under the February 8, 2007, restructuring plan, other than cash payments, were completed by May 31, 2007.  All cash payments with respect to the May 11, 2007, restructuring plan were completed by April 30, 2008.   All actions under the February 19, 2008, restructuring plan were completed by March 31, 2008.

NOTE G — INTANGIBLE ASSETS

The balance in intangible assets as of March 31, 2008, consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life
Vendor agreements	$2,707	$(1,485)	$1,222	3
Developed technology	8,776	(6,745)	2,031	4
Customer relationships	100	(100)	—	—
Other definite-lived intangibles	961	(603)	358	4
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,421	$(8,933)	$19,488

The balance in intangible assets as of December 31, 2007, consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life
Vendor agreements	$2,707	$(1,389)	$1,318	3
Developed technology	8,776	(6,245)	2,531	4
Customer relationships	100	(100)	—	—
Other definite-lived intangibles	961	(588)	373	4
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,421	$(8,322)	$20,099

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2008.

As more fully described in Note D, we performed impairment tests in the quarter ended June 30, 2007, as well as our annual impairment assessment as of October 1, 2007, and recorded impairment charges of $14.0 million (goodwill) and $4.7 million (long-lived tangible and intangible assets), respectively.  The June 30, 2007 impairment charge removed all recorded goodwill within our MIVA Media Europe division.

Should operating results for the remainder of 2008 or future periods fall short of the updated projections, further impairments of the remaining domestic based goodwill and other intangible assets could be required.

As of March 31, 2008, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:
2008	$1,833
2009	980
2010	446
2011	221
2012	60
Thereafter	71
$3,611

NOTE H — EQUITY AND PER SHARE DATA

We incurred a net loss for the three months ended March 31, 2008.   As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations was 1.6 million shares with a range of exercise prices between $4.37 and $23.14 for the three months ended March 31, 2008.

The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Three Months ended
	March 31,
	2008	2007
Weighted-average number of common shares outstanding basic and diluted	32,546	31,526

NOTE I — LEGAL PROCEEDINGS

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

An industry participant is a co-defendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies.  We have agreed to defend and indemnify the co-defendant in accordance with the terms of our contract with them.

We entered into an agreement with the plaintiffs to settle this case in January 2008 and received court approval in April 2008.  Under the settlement agreement all claims against us, including our indemnification obligations to a co-defendant, were dismissed without presumption or admission of any liability or wrongdoing.  Pursuant to the agreement, we are establishing a settlement fund of $3,936,812, of which up to $1,312,270 would be in cash for payment of plaintiffs’ attorneys’ fees and class representative incentive awards and the balance would be in advertising credits relating to the class members’ advertising spending with us during the class period.  At December 31, 2007 we accrued the $1,312,270 of plaintiffs’ attorneys’ fees and class representative incentive awards as litigation settlement expense, which is included in accrued expenses in the accompanying March 31, 2008 and December 31, 2007 condensed consolidated balance sheets.  Advertising credits will be recorded as reductions to revenues in the periods they are redeemed.  For the three months ended March 31, 2008, no such advertising credits were redeemed.

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

On December 28, 2005, the Court granted Defendants’ motion to dismiss.  The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006.  On February 9, 2006, Defendants filed a renewed motion to dismiss.  On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss.  On March 29,

2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss.  On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent.  The Court requested additional briefing on the scienter issue,  and on February 15, 2008, entered an Order dismissing one of the individual defendants from the lawsuit and limiting the claims that could be brought against another individual defendant.  In addition, Plaintiffs previously had moved the Court to certify a putative class of investors, and Defendants had filed briefs in opposition thereto.   On March 12, 2008, the Court entered an Order certifying a class of those investors who purchased the Company’s common stock from February 23, 2005 to May 4, 2005.  The Court also dismissed two of the proposed class representatives for lack of standing.  Plaintiffs have served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

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

Payday Advance Plus, Inc.

On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc.  The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with our alleged knowledge and participation.  The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies.   On May 12, 2006, we moved to dismiss the Complaint.  In an order dated March 12, 2007, the Court denied our motion to dismiss the plaintiff’s breach of contract claim but granted the motion as it related to the remainder of the plaintiff’s claims.  On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com.  The amended complaint asserts only a claim for breach of contract claim against us.  The plaintiff filed a motion for class certification on September 11, 2007.  We filed our response on October 15, 2007, and the motion is currently pending.  At the request of the plaintiff, the Court stayed the litigation on April 2, 2008 pending resolution of the class action settlement in the Lane’s Gifts and Collectibles case in Arkansas.  The plaintiff in this case is a party to the settlement agreement in the Lane’s Gifts case, and, pursuant to the agreement, the plaintiff has agreed to move to dismiss with prejudice all claims it has asserted against us in this litigation such that this litigation would be settled and resolved in its entirety.  Dismissal of the case is subject to approval of the court in New York.

Comet Systems, Inc.

The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007.  In the suit the shareholders’ agent contends that our calculation and payment of contingent amounts payable under the merger agreement were not correct. However, we contend that we calculated and paid the contingent amounts correctly.  The agent for the shareholders has filed a motion for partial summary judgment and we have cross-moved for summary judgment.  The parties are currently briefing the summary judgment motions.  We intend to defend the claim vigorously.  Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

Bid For Position, LLC

On December 13, 2007, a patent infringement case was filed in the United States District Court for the Eastern District of Virginia against AOL, Google, Microsoft, and us by Bid For Position, LLC.  The complaint alleges that Bid For Position, LLC is the owner of U.S. Patent No. 7,225,151, which was issued on May 29, 2007 and is entitled “Online Auction Bid Management System and Method ,”  (“the ‘151 patent”)  and further alleges that we infringe this patent.  In an Answer filed on February 14, 2008, we denied infringement of the ‘151 patent and have asserted that the claims of this patent are invalid.   The Court has scheduled the trial to commence on September 8, 2008.  We believe we do not infringe any valid and enforceable claim of plaintiff’s patent and intend to defend the case vigorously.  Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

Except for the accrual described above regarding the Lane’s Gifts and Collectibles Litigation, no other accruals for potential losses for litigation are recorded as of March 31, 2008, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE J — COMMITMENTS AND CONTINGENCIES

We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded by payments from our advertisers for the paid click-through (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through April 2009.

We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010.  In addition, we have ongoing royalty payments based on our use of those patents.

We have minimum contractual payments as part of the Perot Master Services Agreement described in Note F, and the software development project as described in Note O.

We have contractual obligations regarding future minimum payments under non-cancelable operating leases, net of payments to be received under our sublease agreement, guaranteed distributor payments, a royalty agreement, and the Master Services Agreement, which consisted of the following at March 31, 2008 (in thousands):

			Distribution	Guaranteed	Perot Master
	Operating	Sublease	Partner	Royalty	Services
	Leases	Income	Payments	Agreement	Agreement
2008	$1,996	$(401)	$407	$600	$5,347
2009	2,628	(449)	31	800	6,295
2010	2,556	(454)	—	600	5,540
2011	2,464	(468)	—	—	5,430
2012	2,284	(442)	—	—	5,400
Thereafter	2,864	—	—	—	7,630

	$14,792	$(2,214)	$438	$2,000	$35,642

We entered into a real estate sublease agreement with an unrelated party to sublease 20,171 square feet in our office located in Fort Myers, Florida.  The term of the sublease agreement commenced on August 17, 2007 and ends on November 30, 2012, unless certain conditions (as defined) are met for earlier termination.

On February 26, 2008, we entered into an agreement (the “Lease Amendment”) amending the April 15, 2005 operating lease agreement for our London office.  The Lease Amendment provides for a 45% reduction in space with a proportionate reduction in rent, effective as of January 1, 2008.  The Lease Amendment also provides that a portion of MIVA’s rent deposit in the amount of approximately $0.4 million will be returned to MIVA.  As a result of the Lease Amendment, the annual rent for the leased premises will be reduced from approximately $0.9 million to approximately $0.5 million.  Additionally, the Lease Amendment provides each party with an early termination right to terminate the underlying Lease Agreement on December 31, 2008.  In the event either party exercises the early termination right, we would receive a one-time payment of approximately $0.7 million.

NOTE K — SEGMENT INFORMATION

Historically, our merchant services segment did not meet the quantitative thresholds that required separate information to be reported.  However, we have previously reported our operating results in two operating segments, performance marketing and merchant services.  Further, as described in Note C, on August 1, 2007, we divested our merchant services division, resulting in performance marketing becoming our one remaining operating segment, therefore no separate segment disclosures are presented as of March 31, 2008.

Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived assets
Three Months ended March 31, 2008
United States	$24,221	$22,377
United Kingdom	3,421	410
Other International	5,373	207
Total	$33,015	$22,994

	Revenues	Long-Lived assets
Three Months ended March 31, 2007
United States	$28,711	$32,638
United Kingdom	5,891	17,708
Other International	8,085	224
Total	$42,687	$50,570

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

NOTE L — INCOME TAXES

Income Tax Expense

Income tax expense for the three months ended March 31, 2008, was approximately $0.06 million compared to income tax expense of $0.2 million for the three months ended March 31, 2007.  The income tax expense recorded for the three months ended March 31, 2008 and 2007 relates to the state income taxes associated with our US based entities located in New Jersey and Georgia (state income tax) and FIN 48 interest expense, which is reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses, that have a full valuation allowance.

NOTE M — TREASURY STOCK

In the first quarter of 2008, the Company’s shares held in treasury increased by a total of 8,836 shares or approximately $0.01 million.  This increase in treasury shares resulted from shares withheld to pay the withholding taxes upon the vesting of restricted stock units during the quarter.

NOTE N — RELATED PARTY TRANSACTIONS

Sebastian Bishop, our President and Chief Marketing Officer, is also a Director of Steakmedia Limited and owns a 2.5% interest in Steakmedia.  Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother.  We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers.  Amounts invoiced to Steakmedia during the three months ended March 31, 2008 and 2007, were approximately $69,759 and $73,526, respectively.

Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is also the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc.  The Company entered into an agreement in November 2005 with Racepoint for public relations professional services.  For the three months ended March 31, 2008 and 2007, we incurred fees from Racepoint $0 and $62,305, respectively, for its services.

NOTE O — SUBSEQUENT EVENTS

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot Systems Corporation (“Perot”), the Company’s outsourcing partner, pursuant to which the Company will pay Perot to develop a new global advertiser and distribution partner application called the “Transformation Project”. The Transformation Project involves the development and implementation of one enhanced consolidated global system to replace MIVA Media’s existing Internet advertising management and distribution partner management systems. As part of the Transformation Project, Perot will assist the Company in migrating MIVA Media’s advertisers and distribution partners to the newly developed system.  As of March 31, 2008, in connection with the Transformation Project, we have incurred $0.7 million of costs, which $0.7 million has been capitalized and will be amortized over the five year estimated useful life of the software once it is placed in service.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis of financial condition and results of operations also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” included within this report.

Executive Summary

We are an online media and advertising network company that operates through MIVA  Direct and MIVA Media. We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales. The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of consumer entertainment properties. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbars installed on approximately 6.5 million computers worldwide enable millions of daily consumer interactions.

The majority of MIVA Direct’s revenue is generated through toolbar products.  MIVA Direct’s toolbar products offer consumers direct links to what we believe is relevant content and provide search functionality, utilizing ad listings serviced primarily through our contractual relationship with a third-party ad provider.  When consumers conduct their search through our toolbars, and subsequently click-through relevant ad listings, MIVA Direct earns a percentage of the total click-through revenue recorded by the third-party ad provider that serviced the ad.  During the past few years, we have invested, and we intend to continue to invest, more significantly in MIVA Direct, which is a key part to our strategy for transitioning our business model to more of an online consumer-oriented direct marketer.

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

We offer a range of products and services through the following divisions:

MIVA Direct

Our MIVA Direct division operates a growing portfolio of consumer destination websites as well as a range of consumer-oriented interactive products including toolbars, and screensavers. Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results. Our active toolbars installed on approximately 6.5 million computers worldwide enable millions of daily consumer interactions.

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

Recent Developments

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot Systems Corporation, our outsourcing partner, pursuant to which we will pay Perot to develop a new global advertiser and distribution partner application called the “Transformation Project”. The Transformation Project involves the development and implementation of one enhanced consolidated global system to replace MIVA Media’s existing Internet advertising management and distribution partner management systems. As part of the Transformation Project, Perot will assist us in migrating MIVA Media’s advertisers and distribution partners to the newly developed system.

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

•                  Results of operations

•                  Liquidity and capital resources

•                  Use of estimates and critical accounting policies

•                  Special note regarding forward-looking statements

RESULTS OF OPERATIONS

Revenue

During the three months ended March 31, 2008, we recorded revenue of $33.0 million, a decrease of approximately 22.7% from the $42.7 million recorded in the same period in 2007.  The decrease in our revenue is primarily due to the performance of MIVA Media and, to a lesser degree, the performance of MIVA Direct.  For the three months ended March 31, 2008, MIVA Media recorded revenue of $20.9 million, a decrease of approximately 28.4% from the $29.2 million recorded in the same period in 2007.  Revenue at MIVA Media Europe declined $5.3 million, or 37.1%, and revenue at MIVA Media US declined $3.0 million or 20%  for the three months ended March 31, 2008 compared to the same period in 2007. Additionally, MIVA Direct recorded revenue of $12.1 million for the three months ended March 31, 2008, a decrease of approximately 10.4% from the $13.5 million recorded in the same period in 2007.  MIVA Direct, as a percentage of total revenue, has increased from approximately 31.6% for the three months ended March 31, 2007 to approximately 36.7% in the same period in 2008.

A portion of the revenue decline at MIVA Media is attributed to a decrease in our average revenue per click. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period.  We have experienced declines in our average revenue per click for both our MIVA Media US and MIVA Media Europe operations since 2004. The decline in our average revenue per click may be caused by a number of factors, including, among others: our overall mix of traffic sources; the bid prices submitted by our advertisers for a keyword advertisement; the bid prices of the more frequently clicked keyword terms; delayed updates to the MIVA Media technology platform; and the nexus between the four.

Additional factors negatively impacting our revenue at MIVA Media in the three months ended March 31, 2008, include: (i) reduced spending from a specific set of advertisers that we believe were affected by their inability to monetize large blocks of remnant keyword traffic, (ii) the impact of our on-going initiative to attempt to pro-actively screen Internet traffic sources to ensure that less desirable sources of Internet traffic are not sent to our advertiser base; and (iii) increased advertiser dissatisfaction with the limited features and functionality available in our MIVA Media platform.

We are actively seeking to stop the decline in revenue at MIVA Media and increase our average revenue per click by changing the overall mix of MIVA Media traffic sources to increase the click-to-conversion ratio for our advertisers, maximizing keyword efficiency for our advertisers, and seeking new implementations through which our advertisers’ keyword advertisements may be displayed.  We plan to continue our efforts to invest in our business and seek additional revenue from our media services.  Examples of these initiatives include: (i) expansion of our Precision Network, (ii) continued development of our product offering for Advertisers and Partners, and (iii) the planned rollout of a new, single MIVA Media technology platform (Transformation Project).  We cannot assure you that any of these efforts will be successful.  If we are unable to stop the revenue decline at MIVA Media, it will have a material adverse impact on our business, financial condition, and results of operations.

Our revenue decline at MIVA Direct for the three months ended March 31, 2008, compared to the same period in 2007, is due primarily to a decline in our active toolbar installed base slightly offset by increased revenue per user.  Distribution of our new Alot branded toolbars during the three months ended March 31, 2008 increased at a rate sufficient to grow our active Alot live user count from 1.0 million on December 31, 2007 to 2.1 million as of March 31, 2008.  This growth combined with increased revenue per user performance metrics as compared to our legacy brands contributed to comparable growth in revenue contribution by the Alot branded products. Distribution during the same period in Q1 2008 of our legacy brands declined significantly, as did revenue per user rates, leading to an overall decline in revenue contributed by legacy branded products. The decline in distribution and revenue from legacy brands outpaced the growth rate of Alot branded products, leading to a net decline in total revenue in Q1 2008 as compared to Q1 2007.  Additionally, we believe the decline in our active toolbar installed base is due in part to the following reasons (i) in Q1 2008 we experienced problems with a toolbar advertising partner that negatively impacted our ability to distribute our products, and (ii) challenges in obtaining display advertising that met our conversion criteria.

We are actively seeking to stop the decline in our active toolbar installed base by continuing to focus on cost effective distribution of our Alot branded products and continued limited distribution of our legacy brand. Because Alot branded products deliver higher revenue per user rate than our legacy brands, we continue to prioritize distribution of Alot over legacy brands.  Examples of initiatives to expand distribution of Alot products include (i) retaining a professional media buying agency, (ii) optimizing landing pages for our advertisements, and (iii) seeking new distribution relationships.  If we are unable to stop the decline in our active toolbars, it will have a material adverse impact on our business, financial condition, and results of operations.

In the first three months of 2008 and 2007, one customer of our MIVA Direct division, Google, accounted for approximately 33.7% and 21.3% of our total consolidated revenue.  During those periods, we did not have any individually significant distribution partner that represented the source of over 10% of our consolidated revenue.

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

Additionally, we have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue.  For additional information regarding pending litigation, reference Note I — Legal Proceedings above.

We plan to continue our efforts to invest in our business and seek increases from additional revenue from our MIVA Direct division and MIVA Media division, including the Precision Network, branded toolbars, and other initiatives.  We cannot assure you that any of these efforts will be successful.

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

Cost of services decreased $4.4 million between comparable periods ended March 31, 2008 and 2007, primarily as the result of a decrease in traffic acquisition costs of approximately $3.5 million.  The traffic acquisition costs are payments made to our distribution partners and are calculated as a percentage of the revenue generated on the Internet traffic we purchase, and as a result, as our revenues decline a corresponding decrease will be realized in our traffic acquisition costs.  Cost of services for the three month period ended March 31, 2008, compared to the same period in 2007 increased as a percentage of revenue from 47.6% to 48.1%.  This increase in cost of services as a percentage of revenue is partially due to a reduction in the revenue generated by our MIVA Direct division, which is at a higher gross margin percentage, compared to the same period in the prior year.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 and 2007, were as follows (in millions):

			Q1-2008
	For the Three Months Ended March 31,		vs.
	2008	2007	Q1-2007
Marketing, sales, and service	$11.5	$12.7	(1.2)
General and administrative	8.8	9.0	(0.2)
Product development	1.2	1.7	(0.5)
Subtotal	21.5	23.4	(1.9)

Amortization	0.7	1.2	(0.5)
Restructuring Charges	0.1	3.0	(2.9)
Total	$22.3	$27.6	$(5.3)

Operating expenses, as a percent of revenue, for the three months ended March 31, 2008 and 2007, were as follows:

			Q1-2008
	For the Three Months Ended March 31,		vs.
	2008	2007	Q1-2007
Marketing, sales, and service	34.8%	29.8%	5.0%
General and administrative	26.7%	21.1%	5.6%
Product development	3.6%	4.0%	-0.4%
Subtotal	65.1%	54.9%	10.2%

Amortization	2.1%	2.8%	-0.7%
Restructuring Charges	0.4%	7.1%	-6.7%
Total	67.6%	64.8%	2.8%

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

Marketing, sales, and service decreased $1.2 million for the three months ended March 31, 2008, as compared to the same period in 2007.  A period over period decrease occurred in salaries, benefits, share-based compensation and other costs ($1.3 million) as a result of our 2007 restructuring initiatives.  Our public relations and promotions expense also decreased period over period by approximately $0.2 million.  Offsetting these decreases was an increase of approximately $0.2 million in our advertising spend, which increased in total from $8.1 million to $8.3 million, of which approximately $7.6 million was recorded at MIVA Direct and was used to promote and generate toolbar revenue.

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

General and administrative expenses decreased by $0.2 million in the three months ended March 31, 2008, compared to the same period in the previous year.  Decreases contributing to this quarter-over-quarter reduction include: salaries, benefits, and other employee expenses including share-based compensation ($1.5 million) associated with the 2007 employee restructuring; rent and office expense ($0.5 million); bank fees, licenses and taxes ($0.2 million); depreciation and amortization expense ($0.1 million); and travel expense ($0.1 million).  Offsetting these decreases was an increase in consulting and outside services of approximately $2.2 million that was primarily due to expenses associated with our on-going Perot outsourcing initiatives.

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services; and depreciation for related equipment used in product development.

Product development costs decreased $0.5 million for the three months ended March 31, 2008, as compared to the same period in the previous year.  The primary reasons for this decrease were reductions in the following category: salaries, benefits and other employee expenses, including share-based compensation expense ($0.5 million) associated with the 2007 employee restructuring.

Amortization

Amortization expense recorded for the three months ended March 31, 2008, was $0.7 million, compared to $1.2 million in the same period in the prior year.  This decrease was attributed to an overall reduction in our intangible asset base eligible for amortization, primarily as a result of the recorded impairment losses in prior periods.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense. Net interest income was $0.1 million for the three months ended March 31, 2008, compared to $0.2 million for the three months ended March 31, 2007.

Income Taxes

During each of the three months ended March 31, 2008 and 2007, the Company had a pretax loss of $(5.1) million.

Income tax expense for the three months ended March 31, 2008 and 2007, was $0.06 million and $0.18 million. This income tax expense recorded for the three months ended March 31, 2008 and 2007, relates to state income taxes associated with our US based entities.

Income tax expense is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses, which have a full valuation allowance.

Discontinued Operations

On August 1, 2007, we entered into a definitive agreement to sell the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million.  Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan.  A gain of approximately $0.16 million was recorded as a result of the sale.  The loss from discontinued operations was $(0.1) million for the three months ended March 31, 2007.

Net Income (Loss)

As a result of the factors described above, we generated a net loss from continuing operations of $(5.1) million and $(5.2) million, respectively, a loss of $(0.16) and $(0.17) per weighted average outstanding share for the three months ended March 31, 2008 and 2007, respectively.

Weighted average common shares used in the earnings per share computation increased 1.0 million shares from 31.5 million shares for the three months ended March 31, 2007 to 32.5 million for the three months ended March 31, 2008.  This increase is attributable to shares issued upon the vesting of restricted stock units.

Impact of Foreign Currency Translation

Our international net revenues were $8.8 million and $14.0 million for the three months ending March 31, 2008 and 2007, respectively.  Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the U.S. dollar strengthens against foreign currencies.

During the first quarter of 2008, the U.S. Dollar strengthened slightly against the British Pound (1.9973 to 1.9951) and weakened slightly against the Euro (1.4729 to 1.5800). If the exchange rates used in the financial statements had not changed from December 31, 2007, our net revenues for the three months ended March 31, 2008 would have been approximately $0.05 million lower than we reported.  In addition, had the exchange rates used in the financial statements not changed from the end of 2007, cost of services and operating expenses for the three months ended March 31, 2008, would have been $0.06 million lower than we reported.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company had a total cash and cash equivalents of $22.6 million.  This represents a $7.3 million or 24.4% decrease from the total cash and cash equivalents of $29.9 million at December 31, 2007.  The decrease in cash was due primarily to normal operations, including $1.8 million paid to Perot, our outsourcing partner, and payment of 2007 target bonus payments of approximately $0.6 million.

Operating Activities

Net cash used in operations totaled $7.3 million in the three months ended March 31, 2008.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected and between expenses recorded and expenses paid.  The net loss from operations $(5.1 million) included non-cash items of a provision for doubtful accounts ($0.04 million), depreciation and amortization ($1.4 million), and compensation expense based on equity grants rather than cash ($0.7 million).  Thus, the cash used in operations before the effect of timing differences was $3.0 million.  With respect to revenue, the amount collected was approximately equal to the amount recorded; the amount collected was less than the amount recorded ($0.1 million increase in accounts receivable) but offset by an increase in the revenue collected but deferred to the future ($0.1 million increase in deferred revenue).  With respect to expenses, the amount paid was more than the amount recorded by $4.3 million; payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($4.1 million), as were the payments on prepaid expenses and other items ($0.2 million).

With respect to the loss from operations, we experienced a continuation of the decline in gross margin as it relates to our click-through business, both domestically and internationally, and is partially attributed to the decreases in our average revenue per click as discussed in the above Revenue section.

Net cash used in operations totaled $7.6 million in the first quarter of 2007.  The net loss from operations ($5.3 million) included non-cash items of a provision for doubtful accounts ($0.03 million), depreciation and amortization ($2.6 million), compensation expense based on equity grants rather than cash ($2.1 million), and the loss on sale of assets ($0.01 million).  Thus, the cash used in operations before the effect of timing differences was $0.6 million.  With respect to revenue, the amount collected was less than the amount recorded by $3.5 million, represented by an increase in accounts receivable ($3.4 million) and a decrease in deferred revenue ($0.1).  With respect to expenses, the amount paid was more than the amount recorded by $3.5 million; payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($3.6 million) as were the payments on prepaid expenses and other items ($0.3 million), but this was offset by income tax refunds not shown in the income statement ($0.4 million).

Investing Activities

Net cash used in investing activities totaled approximately $0.9 million during the three months ended March 31, 2008.  This use of cash was for the purchase of capital assets and development of internally developed software ($0.9 million).

Net cash used in investing activities totaled approximately $0.2 million during the three months ended March 31, 2007.   Cash was used in investing activities to purchase capital assets associated with network expansion and to develop internally generated software for use in the business ($0.2 million).

Financing Activities

In the three months ended March 31, 2008 we did not have any financing activities.

In comparison, for the three months ended March 31, 2007, we used $0.4 million in financing activities, for the payment of our FAST

Search and Transfer perpetual software agreement.  The last payment was made in conjunction with this agreement in December 2007.

Liquidity

The rate at which we utilize cash and cash equivalents in our operating activities may be higher than we are currently forecasting.  However, despite the possible higher rate of cash used in operating activities than is currently forecasted, and despite our negative operating performance recorded in 2007, and into the first three months of 2008, we currently anticipate that our cash and cash equivalents as of March 31, 2008 will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.  In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement. The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

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

We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN 45. At this time, it is not possible to determine any potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements. If a need arises to fund any of these indemnifications, it could have an adverse effect on our liquidity.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors,” in our Form 10-K filed with the Securities and Exchange Commission on March 14, 2008, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.

RESTRUCTURING

February 2008 Restructuring

On February 19, 2008, the Company announced a restructuring plan aimed at continued reduction of the overall cost structure of the Company. The Company recorded $0.1 million in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses. Management developed a formal plan that included the identification of a workforce reduction totaling 8 employees, all of which involved cash payments of approximately $0.1 million made in the quarter ended March 31, 2008.

May 2007 Master Services Agreement and Restructuring

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein. The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2008 include:

•    Revenue

•    Allowance for Doubtful Accounts

•    Income Taxes

•    Purchase Accounting

•    Impairment Evaluations

•    Share-Based Compensation

•    Legal Contingencies

In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

During the three months ended March 31, 2008, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our management’s discussion and analysis of financial condition and results of operations included in our

Annual Report on Form 10-K for the year ended December 31, 2007, filed by us with the SEC on March 14, 2008.

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

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s past results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 14, 2008, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

International revenues accounted for approximately 26.6% and 32.7% of total revenues during the three month periods ended March 31, 2008 and 2007, respectively.   International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of our parent company or different subsidiaries result in gains and losses that are reflected in our consolidated statements of operations.  The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2008, was a net translation adjustment of approximately $0.4 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

Historically, we have been exposed to market rate risk for changes in interest rates due to our short-term investment portfolio.  However, we have not maintained short-term investments since September 2006.  As of March 31, 2008, substantially all of our cash and cash equivalents were held in accounts with a number of financial institutions, including certain offshore overnight sweep accounts.  In the event we re-establish short-term investment balances, we expect to follow our historical methodology which included investing our excess cash in debt instruments of government agencies and high quality corporate issuers.

Item 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended by the Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

An industry participant is a co-defendant in the lawsuit and has asserted an indemnification claim against us arising as a result of a contract between the companies.  We have agreed to defend and indemnify the co-defendant in accordance with the terms of our contract with them.

We entered into an agreement with the plaintiffs to settle this case in January 2008 and received court approval in April 2008.  Under the settlement agreement all claims against us, including our indemnification obligations to a co-defendant, were dismissed without presumption or admission of any liability or wrongdoing.  Pursuant to the agreement, we are establishing a settlement fund of $3,936,812, of which up to $1,312,270 would be in cash for payment of plaintiffs’ attorneys’ fees and class representative incentive awards and the balance would be in advertising credits relating to the class members’ advertising spending with us during the class period.  At December 31, 2007 we accrued the $1,312,270 of plaintiffs’ attorneys’ fees and class representative incentive awards as litigation settlement expense, which is included in accrued expenses in the accompanying March 31, 2008 and December 31, 2007 condensed consolidated balance sheets.  Advertising credits will be recorded as reductions to revenues in the periods they are redeemed.  For the three months ended March 31, 2008, no such advertising credits were redeemed.

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

On December 28, 2005, the Court granted Defendants’ motion to dismiss.  The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006.  On February 9, 2006, Defendants filed a renewed motion to dismiss.  On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss.  On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss.  On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007 order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent.  The Court requested additional briefing on the scienter issue,  and on February 15, 2008, entered an Order dismissing one of the individual defendants from the lawsuit and limiting the claims that could be brought against another individual defendant.  In addition, Plaintiffs previously had moved the Court to certify a

putative class of investors, and Defendants had filed briefs in opposition thereto.   On March 12, 2008, the Court entered an Order certifying a class of those investors who purchased the Company’s common stock from February 23, 2005 to May 4, 2005.  The Court also dismissed two of the proposed class representatives for lack of standing.  Plaintiffs have served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

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

Payday Advance Plus, Inc.

On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc.  The Complaint alleges that Advertising.com, a MIVA Media distribution partner, has engaged in click fraud to increase revenues to themselves with our alleged knowledge and participation.  The lawsuit is brought on behalf of a putative class of individuals who have allegedly been overcharged by the defendants and seeks monetary damages, restitution, prejudgment interest, attorneys’ fees, injunctive relief, and other remedies.   On May 12, 2006, we moved to dismiss the Complaint.  In an order dated March 12, 2007, the Court denied our motion to dismiss the plaintiff’s breach of contract claim but granted the motion as it related to the remainder of the plaintiff’s claims.  On April 2, 2007, the plaintiff filed an amended complaint in which it dropped its claims against Advertising.com.  The amended complaint asserts only a claim for breach of contract claim against us.  The plaintiff filed a motion for class certification on September 11, 2007.  We filed our response on October 15, 2007, and the motion is currently pending.  At the request of the plaintiff, the Court stayed the litigation on April 2, 2008 pending resolution of the class action settlement in the Lane’s Gifts and Collectibles case in Arkansas.  The plaintiff in this case is a party to the settlement agreement in the Lane’s Gifts case, and, pursuant to the agreement, the plaintiff has agreed to move to dismiss with prejudice all claims it has asserted against us in this litigation such that this litigation would be settled and resolved in its entirety.  Dismissal of the case is subject to approval of the court in New York.

Comet Systems, Inc.

The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007.  In the suit the shareholders’ agent contends that our calculation and payment of contingent amounts payable under the merger agreement were not correct. However, we contend that we calculated and paid the contingent amounts correctly.  The agent for the shareholders has filed a motion for partial summary judgment and we have cross-moved for summary judgment.  The parties are currently briefing the summary judgment motions.  We intend to defend the claim vigorously.  Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

Bid For Position, LLC

On December 13, 2007, a patent infringement case was filed in the United States District Court for the Eastern District of Virginia against AOL, Google, Microsoft, and us by Bid For Position, LLC.  The complaint alleges that Bid For Position, LLC is the owner of U.S. Patent No. 7,225,151, which was issued on May 29, 2007 and is entitled “Online Auction Bid Management System and Method ,”  (“the ‘151 patent”)  and further alleges that we infringe this patent.  In an Answer filed on February 14, 2008, we denied infringement of the ‘151 patent and have asserted that the claims of this patent are invalid.   The Court has scheduled the trial to commence on September 8, 2008.  We believe we do not infringe any valid and enforceable claim of plaintiff’s patent and intend to defend the case vigorously.  Regardless of the outcome, the litigation could have a material adverse impact on our results because of defense costs, diversion of management’s attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

Except for the accrual described above regarding the Lane’s Gifts and Collectibles Litigation, no other accruals for potential losses for litigation are recorded as of March 31, 2008, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with FAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

Item 1A.      Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 14, 2008, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

Risks Relating to an Investment in Our Common Stock

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.

As of March 31, 2008, we had stock options outstanding to purchase a total of approximately 1.9 million shares at a weighted average price of $9.86 per share under our stock incentive plans.

Also, as of March 31, 2008, we had 3.1 million restricted stock units outstanding including approximately 0.6 million in restricted stock units that would vest upon the Company’s common stock reaching, and closing, at share prices ranging from $4.00 to $12.00 for ten consecutive trading days.  The remaining approximate 2.5 million restricted stock units will vest in tiered increments on January 2nd in years 2009, 2010, 2011 and 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we purchased shares in connection with vesting of restricted stock units as described in the table below.

	Issuer Purchases of Equity Securities
	Total			Total Number of	Approximate Dollar
	Number of		Average	Shares Purchased	Value of Shares that
	Shares		Price Paid	as Part of Publicly	May Yet be Purchased
	Purchased		per Share	Announced Program	Under the Program
Period
January 1, 2008 through Jan. 31, 2008	1,584		$1.91	n/a	n/a
February 1, 2008 through Feb. 28, 2008	—		—	n/a	n/a
March 1, 2008 through March 31, 2008	7,252		1.70	n/a	n/a
Total	8,836	(1)		—

(1) Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: May 12, 2008	By: /s/ Lowell W. Robinson
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

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References

	a.	Incorporated by reference to the exhibit previously filed on March 14, 2008 with MIVA’s form 10-K