Form 10-Q
period 2008-06-30
MIVA, INC.
filed 2008-08-11
CIK 1094808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer  ☒

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

There were 34,327,366 shares of the Registrant’s Common Stock outstanding on July 31, 2008

FORM 10-Q

MIVA, Inc.

MIVA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	December 31,
ASSETS	2008	2007
	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$17,210	$29,905
Accounts receivable, less allowance for doubtful accounts of $666 and $723 at June 30, 2008 and December 31, 2007.	13,463	14,421
Deferred tax assets	545	751
Prepaid expenses and other current assets	1,614	2,027

TOTAL CURRENT ASSETS	32,832	47,104

Property and equipment, net	3,006	2,745
Intangible assets
Goodwill	14,743	14,743
Vendor agreements, net	1,125	1,318
Other intangible assets, net	3,008	4,038
Other assets	716	1,109

TOTAL ASSETS	$55,430	$71,057

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,363	$11,957
Accrued expenses	12,507	14,844
Deferred revenue	2,801	3,427

TOTAL CURRENT LIABILITIES	24,671	30,228

Deferred tax liabilities long-term	545	751
Other long-term liabilities	1,277	1,237

TOTAL LIABILITIES	26,493	32,216

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized,500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000shares; issued 34,342 and 33,934, respectively;outstanding 32,603 and 32,204, respectively	34	34
Additional paid-in capital	267,105	265,721
Treasury stock; 1,739 and 1,730 shares at cost, respectively	(6,707)	(6,694)
Accumulated other comprehensive income	6,611	6,294
Deficit	(238,106)	(226,514)

TOTAL STOCKHOLDERS’ EQUITY	28,937	38,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,430	$71,057

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues	$30,163	$38,716	$62,834	$80,959
Cost of services	14,969	18,482	30,640	38,515
Gross profit	15,194	20,234	32,194	42,444

Operating expenses
Marketing, sales, and service	10,195	12,868	21,544	25,345
General and administrative	8,197	7,167	16,900	16,149
Product development	1,370	1,570	2,524	3,295
Amortization	702	1,227	1,435	2,460
Impairment loss on goodwill and other intangible assets	—	14,006	—	14,006
Litigation Settlement	250	—	250	—
Restructuring Charges	789	22	919	3,038

Total operating expenses	21,503	36,860	43,572	64,293

Loss from operations	(6,309)	(16,626)	(11,378)	(21,849)
Interest income, net	71	53	203	211
Exchange rate gain (loss)	1	195	(50)	248

Loss before provision for income taxes	(6,237)	(16,378)	(11,225)	(21,390)

Income tax expense (benefit)	26	(36)	85	148

Loss from continuing operations	(6,263)	(16,342)	(11,310)	(21,538)

Loss from discontinued operations	(202)	(95)	(282)	(221)

Net loss	(6,465)	(16,437)	(11,592)	(21,759)

Basic loss per share
Continuing operations	$(0.19)	$(0.52)	$(0.35)	$(0.68)
Discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Diluted loss per share
Continuing operations	$(0.19)	$(0.52)	$(0.35)	$(0.68)
Discontinued operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted-average number of commonshares outstanding
Basic	32,600	31,765	32,603	31,677
Diluted	32,600	31,765	32,603	31,677

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows from Operating Activities

Net loss	$(11,592)	$(21,759)

Adjustments to reconcile net loss to net cash used in operating activities
Provision for (recoveries of) doubtful accounts	84	(101)
Depreciation and amortization	2,499	5,024
Impairment loss on goodwill and other intangible assets	—	14,006
Equity based compensation	1,385	3,009
Gain on sale of assets	(76)	—
Changes in operating assets and liabilities
Accounts receivable	1,135	3,321
Prepaid and other current assets	854	(967)
Income taxes receivable	(42)	995
Deferred revenue	(709)	130
Accounts payable, accrued expenses and other liabilities	(5,239)	(8,512)

Net Cash Used in Operating Activities	(11,701)	(4,854)

Cash Flows from Investing Activities

Purchase of capital items including internally developed software	(1,510)	(371)

Net Cash Used in Investing Activities	(1,510)	(371)

Cash Flows from Financing Activities

Payments made on software license obligation	—	(700)
Proceeds received from exercise of stock options and warrants		462

Net Cash Used in Financing Activities	—	(238)

Effect of Foreign Currency Exchange Rates	516	(229)

Decrease in Cash and Cash Equivalents	(12,695)	(5,692)

Cash and Cash Equivalents, Beginning of Period	29,905	29,588

Cash and Cash Equivalents, End of Period	$17,210	$23,896

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE A - NATURE OF BUSINESS

MIVA, Inc., together with its wholly-owned subsidiaries, collectively, the “Company”, “we”, “us” or “MIVA”, is an online media and advertising network company.  We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales.  The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of consumer entertainment properties.  Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products.  Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results.  Our active toolbars installed on approximately 6.3 million computers worldwide enable millions of daily consumer interactions.

We offer a range of products and services through the following divisions:

MIVA Direct

Our MIVA Direct division operates a growing portfolio of consumer destination websites as well as a range of consumer-oriented interactive products, including interactive toolbars and screensaver products.  Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results.  Our active toolbars installed on approximately 6.3 million computers worldwide enable millions of daily consumer interactions.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

The unaudited consolidated financial statements include the accounts and operations of MIVA, Inc. and all of our subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

Despite the Company’s negative operating performance in 2007, and into the first six months of 2008, we currently anticipate that our cash and cash equivalents as of June 30, 2008 of $17.2 million will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.  In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions.  Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies or businesses.  As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement.  The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: asset impairment; income taxes; tax valuation reserves; restructuring reserve; loss contingencies; allowances for doubtful accounts; share-based compensation; and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  We did not maintain a balance in short-term investments as of June 30, 2008 or December 31, 2007.

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

Comprehensive Loss

Total comprehensive loss is comprised of net loss and net foreign currency translation adjustments.  Total comprehensive loss for the three and six months ended June 30, 2008, was $6.5 million and $11.3 million, respectively.  Total comprehensive loss for the three and six months ended June 30, 2007, was $16.3 million and $21.8 million, respectively.  The difference between total comprehensive loss and net loss is the direct result of foreign currency translation adjustments.

Cost of Services

The Company’s cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other directly related expenses associated with the production and usage of MIVA Media including our third party patent license royalty payments.

Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense.  We incurred advertising costs for the three and six months ended June 30, 2008, of $7.5 million and $15.8 million, respectively.  Advertising costs for the three and six months ended June 30, 2007, was $9.5 million and $17.6 million, respectively.  The majority of these costs were spent by MIVA Direct to promote its desktop consumer software products.

Income Taxes

Income taxes are accounted for in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under SFAS 109, deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years.  A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited.  We are currently evaluating the impact SFAS 141(R) will have on adoption on our accounting for future acquisitions.  Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill, whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released.  Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as “deal cost,” will be expensed as incurred.

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

In February 2007, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (“SFAS 159”) was issued. Under SFAS 159, entities may elect to measure eligible items at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions.  We adopted SFAS 159 on January 1, 2008, but fair value accounting in accordance with SFAS 159 was not applied to any existing contracts and accordingly there was no material effect on our financial position or results of operations.

In September 2006, SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) was issued.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged with the exception of certain nonfinancial assets and liabilities, for which the effective date has been deferred by one year.  Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption.  On January 1, 2008, we adopted the provisions of SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed one year.  The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.  The book values of cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

NOTE C — DISCONTINUED OPERATIONS

June 2008 MIVA Media — Italy

On June 17, 2008, we initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future.  In accordance with this current restructuring plan, the Company is in the process of shutting down the MIVA Media Italian operations and eliminating other redundant positions within the Company.  As a result of the current restructuring plan, we recorded in the quarter ended June 30, 2008, a total of $0.2 million related to termination benefits and one-time charges in connection with winding down our Italian operations.

August 2007 — MIVA Small Business

On August 1, 2007, we sold the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million.  Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan.  A gain of approximately $0.16 million was recorded as a result of the sale.

In accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”) the financial data for our Italian and MIVA Small Business Operations have been accounted for as discontinued operations and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations in all periods presented:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Revenues	$253	$879	$597	$1,791

Loss before provision for income taxes	(202)	(95)	(282)	(221)

Income tax expense (benefit)	—	—	—	—

Loss from discontinued operations	$(202)	$(95)	$(282)	$(221)

NOTE D — IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are tested for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount impairment charges are required to be recorded.  In performing this assessment, we compare the carrying value of our reporting units to their fair value.  Quoted market prices in active stock markets are often the best evidence of fair value; therefore, a significant decrease in our stock price could indicate that an impairment of goodwill exists.  We have experienced significant impairment losses in 2007, 2006, and 2005.  At June 30, 2008, the total remaining carrying value of the Company’s goodwill and other intangible assets of $18.9 million are those of our U.S. operations.

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

As of October 1, 2007, our annual impairment cycle review date, we performed the necessary analysis and determined there was no additional impairment.  As part of this process we determined the fair values of each of the reporting units under the provisions of SFAS 142 using methodologies that include both a market and an income approach.  We performed these steps for the remaining three reporting units with recorded goodwill and indefinite lived intangible assets.  At June 30, 2008, the remaining goodwill and indefinite lived intangible assets recorded at our MIVA European division is $0, whereas the domestic goodwill and indefinite life intangible assets amounts to approximately $15.9 million.

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

NOTE E — ACCOUNTING FOR SHARE-BASED COMPENSATION

For the three and six months ended June 30, 2008, our share-based employee compensation expense consisted of stock option expense of $0.2 million and $0.4 million, respectively, and restricted stock unit (“RSU”) expense of $0.5 million and $1.0 million, respectively.  For the three and six months ended June 30, 2007, our share-based employee compensation expense consisted of existing stock option expense of $0.5 million and $1.2 million, and restricted stock expense, net of adjustment, of $0.4 million and $1.8 million, respectively.  Included within these totals is a net $0.2 million in restricted stock unit expense and $0.2 million in stock option expense that was recorded in the restructuring line item as it relates to terminated employees.

Stock option activity under the plans during the three and six months ended June 30, 2008, is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price

Options outstanding at December 31, 2007	1,939	$9.85

Granted	—	—
Exercised	—	—
Forfeited	(19)	2.97
Expired	(50)	12.01

Options outstanding at March 31, 2008	1,870	$9.86

Granted	—	—
Exercised	—	—
Forfeited	(23)	5.32
Expired	(3)	3.08

Options outstanding at June 30, 2008	1,844	$9.93

The following table summarizes information as of June 30, 2008, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.00 - $3.00	117	7.3	$2.75	41	$2.43
$3.01 - $6.00	1,112	6.9	4.86	819	4.86
$6.01 - $14.00	47	6.2	11.08	44	11.03
$14.01 - $23.14	568	6.0	21.23	557	21.33
	1,844	6.7	$9.93	1,461	$11.26

As of June 30, 2008, unrecognized compensation expense related to stock options totaled approximately $0.7 million, which will be recognized over a weighted average period of 1.5 years.  The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the six months ended June 30, 2008.

In January 2008, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon the Company’s common stock reaching, and closing, at a share price at or exceeding $4.00 per share, for ten consecutive trading days.

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

New stock options granted and new restricted stock units granted with related expenses for the three and six months ended June 30, 2008 and 2007, are summarized below (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Stock options granted - new	—	—	—	—
Stock option expense - new	$—	$—	$—	$—
Restricted stock units - new	10	89	1,923	1,855
Restricted stock unit expense - new	$1	$6	$447	$1,432

For the three and six months ended June 30, 2008 and 2007, the following assumptions were used to estimate the fair value and compensation expense of our performance based restricted stock units with market based conditions:

	For the Three and Six
	Months Ended June 30,
	2008	2007
Volatility	70.5%	69.3%
Expected life	10 yrs	10 yrs
Risk-free rate	4.03%	4.41% - 5.16%

The restricted stock unit (“RSU”) activity for the three and six months ended June 30, 2008, is summarized below (in thousands):

			Performance based RSUs
	Total	Service Based	with Market based conditions
	RSUs	RSUs	$4.00	$6.00	$8.00	$10.00	$12.00
Balance, December 31, 2007	1,589	1,325	—	—	88	88	88

Granted	1,913	1,560	353	—	—	—	—
Vested	(301)	(301)	—	—	—	—	—
Forfeited	(87)	(68)	(10)	—	(3)	(3)	(3)
Expired	—	—	—	—	—	—	—

Balance, March 31, 2008	3,114	2,516	343	—	85	85	85

Granted	10	8	2	—	—	—	—
Vested	(8)	(8)	—	—	—	—	—
Forfeited	(221)	(177)	(38)	—	(2)	(2)	(2)
Expired	—	—	—	—	—	—	—

Balance, June 30, 2008	2,895	2,339	307	—	83	83	83

NOTE F — RESTRUCTURING AND MASTER SERVICES AGREEMENT

June 2008 Restructuring

On June 17, 2008, the Company initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future.  The Company recorded a total of $0.8 million in restructuring charges related to this action, excluding the approximate $0.2 million included in the discontinued operations category related to the closure of our Italian operations.  We are in the process of closing our MIVA Media Italian operations and eliminating other redundant positions within the Company.  Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees, which will involve cash payments totaling approximately $1.0 million that will be completed by February 2009.

February 2008 Restructuring

On February 19, 2008, the Company announced a restructuring plan aimed at continued reduction of the overall cost structure of the Company.  The Company recorded $0.1 million in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses.  Management developed a formal plan that included the identification of a workforce reduction totaling 8 employees, all of which involved cash payments of approximately $0.1 million made in the quarter ended June 30, 2008.

Master Services Agreement and Transformation Project

On May 11, 2007, the Company entered into a master services agreement (the “Master Services Agreement”) with Perot Systems Corporation (“Perot”), pursuant to which the Company outsources certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.

The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms.  Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement are expected to be approximately $41.8 million.  As of June 30, 2008, the Company incurred approximately $9.4 million of operating expenses for services received under the agreement since the agreement’s inception.

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

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot, pursuant to which the Company will pay Perot to develop a new global advertiser and distribution partner application called the “Transformation Project”. The Transformation Project involves the development and implementation of one enhanced consolidated global system to replace MIVA Media’s existing Internet advertising management and distribution partner management systems. As part of the

Transformation Project, Perot will assist the Company in migrating MIVA Media’s advertisers and distribution partners to the newly developed system.  As of June 30, 2008, in connection with the Transformation Project, we have incurred $1.1 million of cost with Perot, which $1.1 million has been capitalized and will be amortized over the five year estimated useful life of the software once it is placed in service.

February 2007 Restructuring

On February 8, 2007, the Company announced a restructuring plan aimed at reducing the overall cost structure of the Company.  The Company initially recorded $3.1 million (adjusted to $2.8 million in the quarter ended June 30, 2007) in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses.  Management developed a formal plan that included the identification of a workforce reduction totaling 56 employees, all of which involved cash payments of approximately $0.5 million made in April 2007 and approximately $0.5 million made by the end of April 2008.

The following reserve for restructuring is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2008 (in thousands):

	Employee	Other
	Severance	Charges	Total

Balance as of January 1, 2007	—	—	—

Restructuring charges in 2007	$2.4	$0.4	$2.8
Adjustments in 2007	(0.3)	—	(0.3)
Cash payments in 2007	(2.0)	(0.4)	(2.4)

Balance as of December 31, 2007	$0.1	$—	$0.1

Restructuring charges in Q1 2008	$0.1	$—	$0.1
Cash payments in Q1 2008	(0.1)	—	(0.1)

Balance as of March 31, 2008	$0.1	$—	$0.1

Restructuring charges in Q2 2008	$0.8	$—	$0.8
Cash payments in Q2 2008	(0.2)	—	(0.2)

Balance as of June 30, 2008	$0.7	$—	$0.7

All actions under the February 8, 2007, restructuring plan, other than cash payments, were completed by May 31, 2007.  All cash payments with respect to the May 11, 2007, restructuring plan were completed by April 30, 2008.   All actions under the February 19, 2008, restructuring plan were completed by March 31, 2008.  All actions under the June 17, 2008, restructuring plan are expected to be completed by February 2009.

NOTE G — INTANGIBLE ASSETS

The balance in intangible assets as of June 30, 2008, consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life
				(Years)
Vendor agreements	$2,707	$(1,582)	$1,125	3
Developed technology	8,776	(7,245)	1,531	4
Customer relationships	100	(100)	—	—
Other definite-lived intangibles	961	(618)	343	4
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,421	$(9,545)	$18,876

The balance in intangible assets as of December 31, 2007, consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life
				(Years)
Vendor agreements	$2,707	$(1,389)	$1,318	3
Developed technology	8,776	(6,245)	2,531	4
Customer relationships	100	(100)	—	—
Other definite-lived intangibles	961	(588)	373	4
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,421	$(8,322)	$20,099

There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2008.

As more fully described in Note D, we performed impairment tests in the quarter ended June 30, 2007, as well as our annual impairment assessment as of October 1, 2007, and recorded impairment charges of $14.0 million (goodwill) and $4.7 million (long-lived tangible and intangible assets), respectively.  The June 30, 2007, impairment charge removed all recorded goodwill within our MIVA Media Europe division.

Should operating results for the remainder of 2008 or future periods fall short of the updated projections, further impairments of the remaining domestic based goodwill and other intangible assets could be required.

As of June 30, 2008, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:

2008	$1,222
2009	980
2010	446
2011	221
2012	60
Thereafter	71
$3,000

NOTE H — EQUITY AND PER SHARE DATA

We incurred a net loss for the six months ended June 30, 2008.  As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share.  Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented.  The number of stock options that would have been excluded from the calculations was 1.9 million shares with a range of exercise prices between $1.71 and $23.14 for the six months ended June 30, 2008.

The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average number of common shares outstanding basic and diluted	32,600	31,765	32,603	31,677

NOTE I — LEGAL PROCEEDINGS

Lane’s Gifts and Collectibles / Payday Advance Plus Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a Caulfield Investigations, on behalf of themselves and all others similarly situated.  The Complaint named eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy.  All of the plaintiffs’ claims were predicated on the allegation that the plaintiffs were charged for clicks on their advertisements that were not made by bona fide customers.

We entered into an agreement with the plaintiffs to settle this case in January 2008 and received court approval in April 2008.  Under the settlement agreement, all claims against us, including our indemnification obligations to a co-defendant, were dismissed without presumption or admission of any liability or wrongdoing.  Pursuant to the agreement, we are establishing a settlement fund of $3,936,812, of which $1,312,270 was paid for plaintiffs’ attorneys’ fees and class representative incentive awards and the balance is in advertising credits relating to the class members’ advertising spending with us during the class period.  At December 31, 2007, we accrued the $1,312,270 of plaintiffs’ attorneys’

fees and class representative incentive awards as litigation settlement expense, which was paid in June 2008.  Advertising credits will be recorded as reductions to revenues in the periods they are redeemed.  For the six months ended June 30, 2008, approximately $8,000 in advertising credits were redeemed.

On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc.  The Complaint alleged that Advertising.com, a MIVA Media distribution partner, engaged in click fraud to increase revenues to themselves with our alleged knowledge and participation.  At the request of the plaintiff, the Court stayed the litigation on April 2, 2008, pending resolution of the class action settlement in the Lane’s Gifts and Collectibles case in Arkansas.  The plaintiff in this case was a party to the settlement agreement in the Lane’s Gifts case, and, pursuant to the agreement, the plaintiff agreed to move to dismiss with prejudice all claims it has asserted against us in this litigation such that this litigation was settled and resolved in its entirety.

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

On December 28, 2005, the Court granted Defendants’ motion to dismiss.  The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006.  On February 9, 2006, Defendants filed a renewed motion to dismiss.  On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss.  On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss.  On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent.  The Court requested additional briefing on the scienter issue, and on February 15, 2008, entered an Order dismissing one of the individual defendants from the lawsuit and limiting the claims that could be brought against another individual defendant.  In addition, Plaintiffs previously had moved the Court to certify a putative class of investors, and Defendants had filed briefs in opposition thereto.  On March 12, 2008, the Court entered an Order certifying a class of those investors who purchased the Company’s common stock from February 23, 2005, to May 4, 2005.  The Court also dismissed two of the proposed class representatives for lack of standing.  Plaintiffs have served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

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

Bid For Position, LLC

On December 13, 2007, a patent infringement case was filed in the United States District Court for the Eastern District of Virginia against AOL, Google, Microsoft, and us by Bid For Position, LLC.  The complaint alleged that Bid For Position, LLC is the owner of U.S. Patent No. 7,225,151, which was issued on May 29, 2007, entitled “Online Auction Bid Management System and Method,” (“the ‘151 patent”) and further alleged that we infringed this patent.  We settled the case in June 2008 without admitting any liability, and the case was dismissed on July 15, 2008.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

Except for the accrual regarding the Lane’s Gifts and Collectibles Litigation and the Bid for Position settlement, no other accruals for potential losses for litigation are recorded as of June 30, 2008, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE J— COMMITMENTS AND CONTINGENCIES

In July 2005, we received payment of approximately $1.3 million following our receipt of a favorable court judgment in a dispute with Media EU distribution partner. The amount received, net of legal fees, was recorded as a deferred liability pending the appeal process. On May 22, 2008, we received notification the original court’s decision was reversed. In accordance with this decision, we are required to refund the $1.3 million payment to the Media EU distribution partner. We expect that we will refund the $1.3 million payment during the three months ended September 30, 2008.

We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded by payments from our advertisers for the paid click-through (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through June 2009.

We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010.  In addition, we have ongoing royalty payments based on our use of those patents.

We have minimum contractual payments as part of the Perot Master Services Agreement and the Transformation Project as described in Note F.

The amounts of the above commitments as of June 30, 2008 are as follows (in thousands):

			Distribution	Guaranteed	Perot Master
	Operating	Sublease	Partner	Royalty	Services	Transformation
	Leases	Income	Payments	Agreement	Agreement	Project

2008	$1,322	$(261)	$303	$400	$3,358	$1,008
2009	2,610	(448)	46	800	5,927	365
2010	2,538	(454)	—	600	5,541
2011	2,446	(468)	—	—	5,425
2012	2,266	(442)	—	—	5,403
Thereafter	2,841	—	—	—	7,626

	$14,023	$(2,073)	$349	$1,800	$33,280	$1,373

We entered into a real estate sublease agreement with an unrelated party to sublease 20,171 square feet in our office located in Fort Myers, Florida.  The term of the sublease agreement commenced on August 17, 2007 and ends on November 30, 2012, unless certain conditions (as defined) are met for earlier termination.

On February 26, 2008, we entered into an agreement (the “Lease Amendment”) amending the April 15, 2005 operating lease agreement for our London office.  The Lease Amendment provided for a 45% reduction in space with a proportionate reduction in rent, effective as of January 1, 2008.  The Lease Amendment also provided that a portion of MIVA’s rent deposit in the amount of approximately $0.4 million will be returned to MIVA.  As a result of the Lease Amendment, the annual rent for the leased premises was reduced from approximately $0.9 million to approximately $0.5 million.  Additionally, the Lease Amendment provides each party with an early termination right to terminate the underlying Lease Agreement on December 31, 2008.  In the event either party exercises the early termination right, we would receive a one-time payment of approximately $0.7 million.

NOTE K — SEGMENT INFORMATION

Historically, our merchant services segment did not meet the quantitative thresholds that required separate information to be reported.  However, we have previously reported our operating results in two operating segments, performance marketing and merchant services.  Further, as described in Note C, on August 1, 2007, we divested our merchant services division, resulting in performance marketing becoming our one remaining operating segment, therefore no separate segment disclosures are presented as of June 30, 2008.

Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived assets
Three Months ended June 30, 2008
United States	$22,343	$22,043
United Kingdom	3,196	357
Other International	4,624	198
Total	$30,163	$22,598

	Revenues	Long-Lived assets
Six Months ended June 30, 2008
United States	$46,564	$22,043
United Kingdom	6,618	357
Other International	9,652	198
Total	$62,834	$22,598

	Revenues	Long-Lived assets
Three Months ended June 30, 2007
United States	$27,661	$30,889
United Kingdom	4,504	3,394
Other International	6,551	213
Total	$38,716	$34,496

	Revenues	Long-Lived assets
Six Months ended June 30, 2007
United States	$56,371	$30,889
United Kingdom	10,396	3,394
Other International	14,192	213
Total	$80,959	$34,496

Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset.  Other international activity as reported in the table above relates to several European entities, including France, Germany, and Spain that are subsidiaries of MIVA Media (UK) Ltd.  In addition, activity from Sweden, Denmark, Norway, and Finland is included to the extent of a private label agreement with Eniro AB.  This private label agreement was signed in conjunction with the sale of substantially all of the assets of our indirect, wholly owned subsidiary Espotting Scandinavia AB, to Eniro AB during the third quarter of 2005.

NOTE L — INCOME TAXES

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2008, was approximately $0.03 and $0.09 million, respectively.  Income tax expense (benefit) for the three and six months ended June 30, 2007 was approximately $(0.04) million and $0.15 million, respectively.  The income tax expense for these periods relates to the state income taxes associated with our US based entities located in New Jersey and Georgia and FIN 48 interest expense, which is reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses, that have a full valuation allowance.

NOTE M — TREASURY STOCK

During the six months ended June 30, 2008, the Company’s shares held in treasury increased by a total of 8,836 shares or approximately $0.01 million.  This increase in treasury shares resulted from shares withheld to pay the withholding taxes upon the vesting of restricted stock units during the period.

NOTE N — RELATED PARTY TRANSACTIONS

Sebastian Bishop, our President and Chief Marketing Officer, is also a Director of Steakmedia Limited and owns a 2.5% interest in Steakmedia.  Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother.  We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers.  Amounts invoiced to Steakmedia during the three and six months ended June 30, 2008, were approximately $60,178 and $129,937, respectively.  For the comparable periods in 2007 the amounts invoiced to Steakmedia was $69,157 and $142,683, respectively.

Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is also the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc.  The Company entered into an agreement in November 2005 with Racepoint for public relations professional services.  In 2007, we incurred $62,305 in total fees related to services rendered, which were incurred in the first three months of 2007.  We have not incurred any fees for services rendered in 2008.

NOTE O — CHANGE IN COMPANY EXECUTIVE

On August 5, 2008, Sebastian (“Seb”) Bishop, our former President and Chief Marketing Officer, resigned these positions to pursue other interests.  However, Mr. Bishop will retain his seat on the Board of Directors.  Peter A. Corrao, our Chief Executive Officer will assume these responsibilities and take the new title of Chief Executive Officer and President.  Under the terms of Mr. Bishop’s resignation, the vesting of restricted stock units for 278,308 shares of the Company’s common stock and of options for the purchase of 733 shares of the Company’s common stock held by Mr. Bishop was accelerated. In connection with Mr. Bishop’s resignation, the Company expects to record an expense of $0.6 million in the quarter ended September 30. 2008.

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

We offer a range of products and services through the following divisions:

MIVA Direct

Our MIVA Direct division operates a growing portfolio of consumer destination websites as well as a range of consumer-oriented interactive products, including interactive toolbars and screensaver products.  Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products.  Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results.  Our active toolbars, installed on approximately 6.3 million computers worldwide, enable millions of daily consumer interactions.

The majority of MIVA Direct’s revenue is generated through the toolbar products.  MIVA Direct’s toolbar products offer consumers direct links to what we believe is relevant content and provide search functionality, utilizing ad listings serviced primarily through our contractual relationship with a third-party ad provider.  When consumers conduct their search through our toolbars, and subsequently click-through relevant ad listings, MIVA Direct earns a percentage of the total click-through revenue recorded by the third-party ad provider that serviced the ad.  During the past few years, we have invested, and we intend to continue to invest, more significantly in MIVA Direct, which is a key part of our strategy for transitioning our business model to more of an online consumer-oriented direct marketer.

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

Recent Developments

On June 17, 2008, we initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position our Company for the future.  We recorded a total of $0.8 million in restructuring charges related to this action, excluding approximate $0.2 million in the discontinued operations category.  We are in the process of closing our MIVA Media Italian operations and eliminating other redundant positions within the company.  Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees, which will involve cash payments totaling approximately $1.0 million that will be completed by February 2009.

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

•                  Results of operations

•                  Liquidity and capital resources

•                  Use of estimates and critical accounting policies

•                  Special note regarding forward-looking statements

RESULTS OF OPERATIONS

Revenue

During the three months ended June 30, 2008, we recorded revenue of $30.2 million, a decrease of approximately 22.0% from the $38.7 million recorded in the same period in 2007.  For the six months ended June 30, 2008, we recorded revenue of $62.8 million compared with $81.0 million for the six months ended June 30, 2007, a decline of 22.5%.  The decrease in our revenue is primarily due to the performance of MIVA Media and, to a lesser degree, the performance of MIVA Direct.

For the three months ended June 30, 2008, MIVA Media recorded revenue of $19.9 million, a decrease of approximately 21.0% from the $25.2 million recorded in the same period in 2007.  For the six months ended June 30, 2008, MIVA Media recorded revenue of $40.5 million compared with $54.0 million for the six months ended June 30, 2007, a decline of 25.0%.  Revenue at MIVA Media Europe declined $3.2 million and $8.3 million, or 29.3% and 33.8% for the three and six months ended June 30, 2008 compared to the same periods in the prior year.  Revenue at MIVA Media US declined $2.1 million and $5.2 million, or 15.2% and 17.7% for the three and six months ended June 30, 2008 compared to the same periods in 2007.

MIVA Direct recorded revenue of $10.3 million and $22.4 million for the three and six months ended June 30, 2008, decreases of approximately 23.7% and 17.0% from the $13.5 million and $27.0 million recorded in the same periods in 2007.  MIVA Direct, as a percentage of total revenue, has decreased from approximately 34.8% for the three months ended June 30, 2007 to approximately 34.2% in the same period in 2008.  MIVA Direct, as a percentage of total revenue, has increased from approximately 33.3% for the six months ended June 30, 2007 to approximately 35.6% in the same period in 2008.

A portion of the revenue decline at MIVA Media is attributed to a decrease in our average revenue per click.  Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period.  We have experienced declines in our average revenue per click for both our MIVA Media US and MIVA Media Europe operations since 2004.  The decline in our average revenue per click may be caused by a number of factors, including, among others: (i) our overall mix of traffic sources; (ii) the bid prices submitted by our advertisers for a keyword advertisement; (iii) the bid prices of the more frequently clicked keyword terms; (iv) delayed updates to the MIVA Media technology platform; (v) general economic conditions; and the nexus between the five.

Additional factors negatively impacting our revenue at MIVA Media in the three and six months ended June 30, 2008, include: (i) reduced spending from a specific set of advertisers that we believe were affected by their inability to monetize large blocks of remnant keyword traffic; (ii) the impact of our on-going initiative to attempt to pro-actively screen Internet traffic sources to ensure that less desirable sources of Internet traffic are not sent to our advertiser base; and (iii) increased advertiser dissatisfaction with the limited features and functionality available in our MIVA Media platform.

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

Our revenue decline at MIVA Direct for the three and six months ended June 30, 2008, compared to the same periods in 2007, is due primarily to a decline in our active toolbar installed base slightly offset by increased revenue per user.  Distribution of our new ALOT branded toolbars during the three and six months ended June 30, 2008 increased at a rate sufficient to grow our active ALOT live user count from 1.0 million on December 31, 2007 to 2.1 million as of March 31, 2008 and to 2.9 million as of June 30, 2008.  This growth combined with increased revenue per user performance metrics as compared to our legacy brands contributed to comparable growth in revenue contribution by the ALOT branded products. Distribution during the same periods in Q1 and Q2 2008 of our legacy brands declined significantly, as did revenue per user rates, leading to an overall decline in revenue contributed by legacy branded products. The decline in distribution and revenue from legacy brands outpaced the growth rate of ALOT branded products, leading to a net decline in total MIVA Direct revenue in both Q1 2008 and Q2 2008 as compared to the same periods in 2007.  Additionally, we believe the decline in our total active toolbar installed base is due in part to the following reasons (i) in Q1 2008 we experienced problems with a toolbar advertising partner that negatively impacted our ability to distribute our products, and (ii) challenges in obtaining display advertising that met our conversion criteria.

We are actively seeking to stop the decline in our active toolbar installed base by continuing to focus on cost effective distribution of our ALOT branded products and continued limited distribution of our legacy brand. Because ALOT branded products deliver higher revenue per user rate than our legacy brands, we continue to prioritize distribution of ALOT over legacy brands.  Examples of on-going initiatives to expand distribution of ALOT products include (i) retaining a professional media buying agency, (ii) optimizing landing pages for our advertisements, and (iii) seeking new distribution relationships.  In the second quarter of 2008 we began to see positive results from these efforts, as total active ALOT toolbars increased from May 2008 to June 2008.  If we are unable to stop the decline in our active toolbars installed base, it will have a material adverse impact on our business, financial condition, and results of operations.

In the three and six months ended June 30, 2008 one customer of our MIVA Direct division, Google, accounted for approximately 32.0% and 33.1% of our total consolidated revenue, respectively.  In the three and six months ended June 30, 2007 Google accounted for 30.4% and 25.8% of our total consolidated revenue, respectively.  During these periods, we did not have any individually significant distribution partner that represented the source of over 10% of our consolidated revenue.

Our industry, as a whole, deals with the receipt of fraudulent clicks or “click-fraud”, which occurs when a person or program clicks on an advertisement displayed on a website for the purpose of generating a click-through payment to MIVA and to the MIVA Media Networks partner, or to deplete the advertising account of a competitor, rather than to view the underlying content.  We have proprietary automated screening applications and procedures to minimize the effects of these fraudulent clicks.  Click-throughs received through the MIVA Media Networks are evaluated by these screening applications and procedures.  We constantly evaluate the effectiveness of our efforts to combat click-through fraud, and may adjust our efforts for specific distribution partners or in general, depending on our ongoing analysis.  These efforts impact the number of click-throughs we record and bill to our advertisers, the bid prices our advertisers are willing to pay us for click-throughs, and the revenue we generate.

We have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue.  For additional information regarding pending litigation, refer to Note I — Legal Proceedings above.

We plan to continue our efforts to invest in our business and seek additional revenue from our MIVA Direct division and MIVA Media division, including the Precision Network, branded toolbars, and other initiatives.  We cannot assure you that any of these efforts will be successful.

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

Cost of services decreased in both the three and six month periods ended June 30, 2008, compared with the same periods in the previous year primarily due to an overall reduction in the total amounts paid for traffic acquisition costs of $2.5 million and $5.9 million, respectively.  The traffic acquisition cost are payments made to our distribution partners and are calculated as a percentage of the revenue generated on the Internet traffic we purchase and, as a result, as our revenues decline a corresponding decrease will be realized in our traffic acquisition costs.  Cost of services for the three and six month periods ended June 30, 2008, compared to the same periods in 2007, increased as a percentage of revenue from 47.7% to 49.6% and 47.6% to 48.8%, respectively.  This increase in cost of services as a percentage of revenue is partially due to the reduction in revenue generated by our MIVA Direct division, which is at a higher gross margin percentage, compared to the same period in the prior year.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

			Q2-2008
	For the Three Months Ended June 30,		vs.
	2008	2007	Q2-2007
Marketing, sales, and service	$10.2	$12.9	(2.7)
General and administrative	8.2	7.2	1.0
Product development	1.3	1.6	(0.3)
Subtotal	19.7	21.7	(2.0)

Amortization	0.7	1.2	(0.5)
Litigation Settlement	0.3	—	0.3
Impairment Loss	—	14.0	(14.0)
Restructuring Charges	0.8	0.0	0.8
Total	$21.5	$36.9	$(15.4)

			YTD-2008
	For the Six Months Ended June 30,		vs.
	2008	2007	YTD-2007
Marketing, sales, and service	$21.6	$25.3	(3.7)
General and administrative	16.9	16.2	0.7
Product development	2.5	3.3	(0.8)
Subtotal	41.0	44.8	(3.8)

Amortization	1.4	2.5	(1.1)
Litigation Settlement	0.3	—	0.3
Impairment Loss	—	14.0	(14.0)
Restructuring Charges	0.9	3.0	(2.1)
Total	$43.6	$64.3	$(20.7)

Operating expenses, as a percent of revenue, for the three and six months ended June 30, 2008 and 2007, were as follows:

			Q2-2008
	For the Three Months Ended June 30,		vs.
	2008	2007	Q2-2007
Marketing, sales, and service	33.8%	33.2%	0.6%
General and administrative	27.2%	18.6%	8.6%
Product development	4.5%	4.1%	0.4%
Subtotal	65.5%	55.9%	9.6%

Amortization	2.3%	3.2%	-0.9%
Litigation Settlement	0.7%	0.0%	0.7%
Impairment Loss	0.0%	36.2%	-36.2%
Restructuring Charges	2.7%	0.1%	2.6%
Total	71.2%	95.4%	-24.2%

			YTD-2008
	For the Six Months Ended June 30,		vs.
	2008	2007	YTD-2007
Marketing, sales, and service	34.4%	31.3%	3.1%
General and administrative	26.9%	20.0%	6.9%
Product development	4.0%	4.1%	-0.1%
Subtotal	65.3%	55.4%	9.9%

Amortization	2.2%	3.1%	-0.9%
Litigation Settlement	0.3%	0.0%	0.3%
Impairment Loss	0.0%	17.3%	-17.3%
Restructuring Charges	1.4%	3.7%	-2.3%
Total	69.2%	79.5%	-10.3%

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

Marketing, sales, and service expense decreased $2.7 million for the three months ended June 30, 2008, as compared to the same period in 2007. Our advertising and marketing expenses decreased $2.1 million period over period as a result of lower advertising spend by our MIVA Direct division.  Additionally period over period decreases occurred in salaries, benefits, share-based compensation, and other costs ($0.5 million) as a result of our 2007 and 2008 restructuring initiatives.  Consulting expenses also decreased $0.1 million period over period.

Marketing, sales and service expense decreased $3.7 million for the six months ended June 30, 2008, as compared to the same period in 2007.  Salaries, benefits, and share-based compensation and related costs decreased approximately $1.7 million compared to the same period in the prior year due primarily to the 2007 and 2008 restructuring initiatives as described in Note F.  Additionally, advertising and marketing expenses decreased $1.8 million as a result of less advertising spend by our MIVA Direct division.  Also, contributing to the decrease period over period is reductions in the following: public relations expense ($0.1 million), travel expense ($0.1 million), and consulting and outside services ($0.1 million).   Offsetting these decreases was an increase of approximately $0.1 million in other miscellaneous expenses.

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

General and administrative expenses increased by $1.0 million in the three months ended June 30, 2008, compared to the same period in the previous year.  Increases contributing to this quarter-over-quarter increase include: consulting and outside services ($2.5 million)

that was primarily due to expenses associated with our on-going Perot relationship; bad debt expense ($0.2 million); and bank fees, licenses and taxes ($0.2 million).  Offsetting these increases were decreases in the following categories: salaries, benefits, and other employee expenses including share-based compensation ($1.1 million) associated with the 2007 and 2008 employee restructuring; rent and office expense ($0.5 million); insurance expense ($0.1 million); depreciation and amortization expense ($0.1 million); and travel expense ($0.1 million).

General and administrative expenses increased by $0.7 million in the six months ended June 30, 2008, compared to the same period in the previous year.  Increases contributing to this increase include: consulting and outside services ($4.7 million) that was primarily due to expenses associated with our on-going Perot relationship; and bad debt expense ($0.2 million).  Offsetting these increases were decreases in the following categories: salaries, benefits, and other employee expenses including share-based compensation ($2.6 million) associated with the 2007 and 2008 employee restructuring initiatives; rent and office expense ($1.0 million); bank fees, licenses, and taxes ($0.1 million); depreciation and amortization expense ($0.2 million); and travel expense ($0.3 million).

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services; and depreciation for related equipment used in product development.

Product development costs decreased $0.3 million for the three months ended June 30, 2008, as compared to the same period in the previous year.  The primary reasons for this decrease were reductions in the following categories: salaries, benefits and other employee expenses, including share-based compensation expense ($0.3 million) associated with the 2007 and 2008 employee restructuring initiatives; and consulting and outside services ($0.1 million).  Offsetting these decreases was an increase in public relations expense of $0.1 million.

Product development costs decreased $0.8 million for the six months ended June 30, 2008, as compared to the same period in the previous year.  The primary reasons for this decrease were reductions in the following categories: salaries, benefits and other employee expenses, including share-based compensation expense ($0.8 million) associated with the 2007 and 2008 employee restructuring initiatives; consulting and outside services ($0.1 million); and travel expenses ($0.1 million).  Offsetting these decreases was an increase in public relations expense of $0.2 million.

Amortization

Amortization expense recorded for the three and six months ended June 30, 2008, was $0.7 million and $1.4 million compared to $1.2 million and $2.5 million in the same periods in the prior year.  These decreases were attributed to an overall reduction in our intangible asset base eligible for amortization, primarily as a result of the recorded impairment losses in prior periods.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense.  Net interest income was $0.1 million and $0.2 million for the three and six month periods ending June 30, 2008 and 2007, respectively.

Income Taxes

During the three and six months ended June 30, 2008 and 2007, the following tax expense (benefit) was recorded (in millions):

	For the Three Months ended June 30,
	2008	2007
Pretax Loss from continuing operations	$(6.2)	$(16.4)
Income Tax Expense (benefit)	0.03	(0.04)
Effective tax rates	-0.4%	0.2%

	For the Six Months ended June 30,
	2008	2007
Pretax Loss from continuing operations	$(11.2)	$(21.4)
Income Tax Expense	0.09	0.15
Effective tax rates	-0.8%	-0.7%

Income tax expense (benefit) for the three and six months ended June 30, 2008 was $0.03 million and $0.09 million compared to $(0.04) million and $0.15 million in the same period in the prior period.  This income tax expense recorded for these periods relates to state income taxes associated with our US based entities.

Income tax expense is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses, which have a full valuation allowance.

Discontinued Operations

MIVA Media — Italian operations

On June 17, 2008, we initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future.  In accordance with this current restructuring plan, the Company is in the process of shutting down the MIVA Media Italian operations and eliminating other redundant positions within the Company.  As a result of the current restructuring plan, we recorded in the quarter ended June 30, 2008, a total of $0.2 million related to termination benefits and one-time charges in connection with winding down our Italian operations.

MIVA Small Business

On August 1, 2007, we entered into a definitive agreement to sell the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million.  Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan.  A gain of approximately $0.16 million was recorded as a result of the sale.  The loss from discontinued operations was $(0.1) million for the six months ended June 30, 2007.

Net Loss

As a result of the factors described above, we generated a net loss from continuing operations of $(6.3) million and $(11.3) million for the three and six months ended June 30, 2008, respectively: a loss per weighted average outstanding share of $(0.19) and $(0.35) respectively.  In the same periods in 2007, we generated a net loss from continuing operations of $(16.3) million and $(21.5) million, and a loss per weighted average outstanding share of $(0.52) and $(0.68) per basic and diluted share from continuing operations, respectively.

Weighted average common shares used in the earnings per share computation increased 0.6 million shares from 31.9 million shares for the year ended December 31, 2007 to approximately 32.6 million shares for the six months ended June 30, 2008.  This increase is attributable to shares issued upon the vesting of restricted stock units.

Impact of Foreign Currency Translation

Our international net revenues were $7.8 million and $16.3 million for the three and six months ended June 30, 2008, respectively.  Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros.  The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations.  The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income.  Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the U.S. dollar strengthens against foreign currencies.

During the first half of 2008, the U.S. Dollar strengthened slightly against the British Pound (1.9973 to 1.9954) and weakened slightly against the Euro (1.4729 to 1.5799). If the exchange rates used in the financial statements had not changed from December 31, 2007, our net revenues for the three and six months ended June 30, 2008, would have been approximately $0.24 million and $0.19 million lower than we reported.  In addition, had the exchange rates used in the financial statements not changed from the end of 2007, cost of services and operating expenses for the three and six months ended June 30, 2008, would have been $0.24 million and $0.18 million lower than we reported.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company had a total cash and cash equivalents of $17.2 million.  This represents a $12.7 million or 42.5% decrease from the total cash and cash equivalents of $29.9 million at December 31, 2007.  The decrease in cash was due primarily to normal operations, payouts related to the February and June 2008 restructuring initiatives, $4.3 million paid to Perot, our outsourcing partner, $1.3 million related to the Lane’s Gifts settlement, and payment of 2007 bonuses of approximately $0.6 million.

Operating Activities

Net cash used in operations totaled $11.7 million in the six months ended June 30, 2008.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected and between expenses recorded and expenses paid.  The net loss from operations $(11.6 million) included non-cash items of a provision for doubtful accounts ($0.1 million), depreciation and amortization ($2.5 million), and compensation expense based on equity grants rather than cash ($1.4 million).  Thus, the cash used in operations before the effect of timing differences was $7.6 million.  With respect to revenue, the amount collected was more than the amount recorded ($1.1 million decrease in accounts receivable) but offset by a decrease in the revenue collected but deferred to the future ($0.7 million decrease in deferred revenue).  With respect to expenses, the amount paid was more than the amount recorded by $4.4 million; payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($5.3 million), but were offset by the decrease in prepaid expenses and other items ($0.9 million).

With respect to the loss from operations, we experienced a continuation of the decline in gross margin as it relates to our click-through business, both domestically and internationally, which is partially attributed to the decreases in our average revenue per click as discussed in the above Revenue section.

Net cash used in operations totaled $4.9 million in the six months of 2007.  The net loss from operations ($21.8 million) included non-cash items of a recovery of doubtful accounts ($0.1 million), depreciation and amortization ($5.0 million), compensation expense based on equity grants rather than cash ($3.0 million), and impairment loss on goodwill and other intangible assets ($14.0 million).  Thus, the cash used in operations before the effect of timing differences was $0.1 million.  With respect to revenue, the amount collected was more than the amount recorded by $3.4 million, represented by an decrease in accounts receivable ($3.3 million) and a decrease in deferred revenue ($0.1) million.  With respect to expenses, the amount paid was more than the amount recorded by $8.5 million; payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($8.5 million) as were the payments on prepaid expenses and other items ($1.0 million), but this was offset by income tax refunds not shown in the income statement ($1.0 million).

Investing Activities

Net cash used in investing activities totaled approximately $1.5 million during the six months ended June 30, 2008.  This use of cash was for the purchase of capital assets and development of internally developed software ($1.5 million).

Net cash used in investing activities totaled approximately $0.4 million during the six months ended June 30, 2007.   Cash was used in investing activities to purchase capital assets associated with network expansion and to develop internally generated software for use in the business ($0.4 million).

Financing Activities

In the six months ended June 30, 2008, we did not have any financing activities.

In comparison, for the six months ended June 30, 2007, we used $0.2 million in financing activities, for the payment of our FAST Search and Transfer perpetual software agreement ($0.7 million).  Offsetting these payments were proceeds received from the exercise of stock options ($0.5 million).

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

Despite the Company’s negative operating performance in 2007, and into the first six months of 2008, we currently anticipate that our cash and cash equivalents as of June 30, 2008 will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.  In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions.  Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies or businesses.  As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement.  The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.

In July 2005, we received payment of approximately $1.3 million following our receipt of a favorable court judgment in a dispute with Media EU distribution partner. The amount received, net of legal fees, was recorded as a deferred liability pending the appeal process. On May 22, 2008, we received notification the original court’s decision was reversed. In accordance with this decision, we are required to refund the $1.3 million payment to the Media EU distribution partner. We expect that we will refund the $1.3 million payment during the three months ended September 30, 2008.

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

RESTRUCTURING

June 2008 Restructuring

On June 17, 2008, the Company initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future.  The Company recorded a total of $0.8 million in restructuring charges related to this action, including $0.2 million included in the discontinued operations category.  We are in the process of closing our MIVA Media Italian operations and eliminating other redundant positions within the Company.  Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees, which will involve cash payments totaling approximately $1.0 million that will be completed by February 2009.

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

Master Services Agreement and Transformation Project

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

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot, pursuant to which the Company will pay Perot to develop a new global advertiser and distribution partner application called the “Transformation Project”. The Transformation Project involves the development and implementation of one enhanced consolidated global system to replace MIVA Media’s existing Internet advertising management and distribution partner management systems. As part of the Transformation Project, Perot will assist the Company in migrating MIVA Media’s advertisers and distribution partners to the newly developed system.  As of June 30, 2008, in connection with the Transformation Project, we have incurred $1.1 million of cost with Perot, which $1.1 million has been capitalized and will be amortized over the five year estimated useful life of the software once it is placed in service.

February 2007 Restructuring

On February 8, 2007, the Company announced a restructuring plan aimed at reducing the overall cost structure of the Company.  The Company initially recorded $3.1 million (adjusted to $2.8 million in the quarter ended June 30, 2007) in restructuring charges related to this action, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses.  Management developed a formal plan that included the identification of a workforce reduction totaling 56 employees, all of which involved cash payments of approximately $0.5 million made in April 2007 and approximately $0.5 million made by the end of April 2008.

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

During the three and six months ended June 30, 2008, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed by us with the SEC on March 14, 2008.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

International revenues accounted for approximately 25.9% and 28.6% of total revenues during the three months ended June 30, 2008 and 2007, respectively.   International revenues accounted for approximately 25.9% and 30.4% of total revenues during the six months ended June 30, 2008 and 2007, respectively.  International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country.  Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

Our international operations are subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States.  Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations.  Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet.  Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries.  These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary.   Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of our parent company or different subsidiaries result in gains and losses that are reflected in our consolidated statements of operations.  The effect of foreign exchange rate fluctuations on our consolidated financial position for the six months ended June 30, 2008, was a net translation adjustment of approximately $0.3 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

Historically, we have been exposed to market rate risk for changes in interest rates due to our short-term investment portfolio.  However, we have not maintained short-term investments since September 2006.  As of June 30, 2008, substantially all of our cash and cash equivalents were held in accounts with a number of financial institutions.  In the event we re-establish short-term investment balances, we expect to follow our historical methodology, which included investing our excess cash in debt instruments of government agencies and high quality corporate issuers.

Item 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (“the Act”) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f)) under the Act during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1.  Legal Proceedings

Lane’s Gifts and Collectibles / Payday Advance Plus Litigation

On February 17, 2005, a putative class action was filed in Miller County Circuit Court, Arkansas, against us and others in our sector by Lane’s Gifts and Collectibles, LLC, U.S. Citizens for Fair Credit Card Terms, Inc., Savings 4 Merchants, Inc., and Max Caulfield d/b/a

Caulfield Investigations, on behalf of themselves and all others similarly situated.  The Complaint named eleven search engines, web publishers, or performance marketing companies as defendants, including us, and alleges breach of contract, unjust enrichment, and civil conspiracy.  All of the plaintiffs’ claims were predicated on the allegation that the plaintiffs were charged for clicks on their advertisements that were not made by bona fide customers.

We entered into an agreement with the plaintiffs to settle this case in January 2008 and received court approval in April 2008.  Under the settlement agreement, all claims against us, including our indemnification obligations to a co-defendant, were dismissed without presumption or admission of any liability or wrongdoing.  Pursuant to the agreement, we are establishing a settlement fund of $3,936,812, of which $1,312,270 was paid for plaintiffs’ attorneys’ fees and class representative incentive awards and the balance is in advertising credits relating to the class members’ advertising spending with us during the class period.  At December 31, 2007, we accrued the $1,312,270 of plaintiffs’ attorneys’ fees and class representative incentive awards as litigation settlement expense, which was paid in June 2008.  Advertising credits will be recorded as reductions to revenues in the periods they are redeemed.  For the six months ended June 30, 2008, approximately $8,000 in advertising credits were redeemed.

On March 10, 2006, a putative class action was filed in the U.S. District Court for the Southern District of New York against us and Advertising.com, Inc. by Payday Advance Plus, Inc.  The Complaint alleged that Advertising.com, a MIVA Media distribution partner, engaged in click fraud to increase revenues to themselves with our alleged knowledge and participation.  At the request of the plaintiff, the Court stayed the litigation on April 2, 2008, pending resolution of the class action settlement in the Lane’s Gifts and Collectibles case in Arkansas.  The plaintiff in this case was a party to the settlement agreement in the Lane’s Gifts case, and, pursuant to the agreement, the plaintiff agreed to move to dismiss with prejudice all claims it has asserted against us in this litigation such that this litigation was settled and resolved in its entirety.

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

On December 28, 2005, the Court granted Defendants’ motion to dismiss.  The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006.  On February 9, 2006, Defendants filed a renewed motion to dismiss.  On March 15, 2007, the Court granted in large part Defendants’ motion to dismiss.  On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss.  On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent.  The Court requested additional briefing on the scienter issue, and on February 15, 2008, entered an Order dismissing one of the individual defendants from the lawsuit and limiting the claims that could be brought against another individual defendant.  In addition, Plaintiffs previously had moved the Court to certify a putative class of investors, and Defendants had filed briefs in opposition thereto.  On March 12, 2008, the Court entered an Order certifying a class of those investors who purchased the Company’s common stock from February 23, 2005, to May 4, 2005.  The Court also dismissed two of the proposed class representatives for lack of standing.  Plaintiffs have served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

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

Bid For Position, LLC

On December 13, 2007, a patent infringement case was filed in the United States District Court for the Eastern District of Virginia against AOL, Google, Microsoft, and us by Bid For Position, LLC.  The complaint alleged that Bid For Position, LLC is the owner of U.S. Patent No. 7,225,151, which was issued on May 29, 2007, entitled “Online Auction Bid Management System and Method,” (“the ‘151 patent”) and further alleged that we infringed this patent.  We settled the case in June 2008 without admitting any liability, and the case was dismissed on July 15, 2008.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

Except for the accrual regarding the Lane’s Gifts and Collectibles Litigation and the Bid for Position settlement, no other accruals for potential losses for litigation are recorded as of June 30, 2008, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

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

As of June 30, 2008, we had stock options outstanding to purchase a total of approximately 1.8 million shares at a weighted average price of $9.93 per share under our stock incentive plans.

Also, as of June 30, 2008, we had 2.9 million restricted stock units outstanding including approximately 0.6 million in restricted stock units that would vest upon the Company’s common stock reaching, and closing, at share prices ranging from $4.00 to $12.00 for ten consecutive trading days.  The remaining approximate 2.3 million restricted stock units will vest in tiered increments on January 2nd in years 2009, 2010, 2011 and 2012.

We cannot predict our future capital needs and may not be able to secure additional financing.

We have no material long-term agreements or short-term commitments for the funding of capital expenditures.  We currently anticipate that our cash and cash equivalents of $17.2 million as of June 30, 2008, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures for at least the next 12 months.

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

Our stock price may result in our failure to maintain NASDAQ Marketplace Rules related to minimum stock price requirements, which could result in NASDAQ delisting our common stock.

NASDAQ Marketplace Rules require us to maintain a closing bid price of $1.00 per share for our common stock.  In the event that our common stock closing bid price falls below $1.00 per share for 30 consecutive business days we would likely receive notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from the NASDAQ Global Market if we were unable to maintain the requisite minimum stock price during the subsequent probationary period.  In the event that we were delisted from the NASDAQ Global Market, our common stock would become significantly less liquid, which would likely adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market.

Certain economic and business factors specific to Internet advertising and general economic factors that are largely out of our control may adversely affect our results of operations.

Our business results depend on a number of Internet advertising specific and general economic factors, many of which are beyond our control.  Advertisers’ ability to utilize our services is affected by changes in national, regional and local economic conditions, consumer spending patterns and consumer preferences.  Recessionary economic cycles, a protracted economic slowdown, a worsening economy, increased energy prices, rising interest rates, or other cost pressures could affect consumer behavior and spending which in turn leads to increased pressure on our advertisers, and could lead to reduced spending by our advertiser base.  Any such reduced spending due to general economic or recessionary conditions could materially adversely affect our revenues, financial condition, and results of operations.

Unfavorable changes in the above factors or in other business and economic conditions affecting our customers could increase our costs, reduce our advertiser base, or impact our auction based pricing model, any of which could have a material adverse affect on our revenues, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on June 11, 2008, for the purpose of electing eight directors to serve until the next annual meeting of stockholders.  At the Annual Meeting of Stockholders, all directors nominated were elected.  The table below shows the final voting tabulation for each director nominee voted upon at the Annual Meeting of Stockholders:

Proposal 1: Election of eight directors to each serve a one year term and until their successors are duly elected and qualified.

NOMINEE	FOR	AGAINST	ABSTAIN	NOT VOTED
Sebastian Bishop	23,591,764	713,589	1,155,079	—
Peter A. Corrao	24,301,480	3,773	1,155,079	—
Joseph P. Durrett	24,295,248	10,105	1,155,079	—
Dr. Adele Goldberg	24,302,969	2,384	1,155,079	—
Gerald W. Hepp	24,245,540	59,813	1,155,079	—
Mark W. Opzoomer	24,293,189	12,164	1,155,079	—
Lee S. Simonson	24,303,589	1,764	1,155,079	—
Lawrence Weber	18,401,735	5,903,618	1,155,079	—

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: August 11, 2008	By:	/s/ Lowell W. Robinson
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