Form 10-Q
period 2008-09-30
MIVA, INC.
filed 2008-11-10
CIK 1094808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

There were 34,648,716 shares of the Registrant’s Common Stock outstanding on October 31, 2008.

FORM 10-Q

MIVA, Inc.

PART 1.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

MIVA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,168	$29,905
Accounts receivable, less allowances of $572 and $723 at September 30, 2008 and December 31, 2007.	12,029	14,421
Deferred tax assets	721	751
Prepaid expenses and other current assets	1,354	2,027

TOTAL CURRENT ASSETS	25,272	47,104

Property and equipment, net	5,277	2,745
Intangible assets
Goodwill	14,743	14,743
Vendor agreements, net	1,029	1,318
Other intangible assets, net	2,494	4,038
Other assets	748	1,109

TOTAL ASSETS	$49,563	$71,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,148	$11,957
Accrued expenses	14,054	14,844
Current portion of long-term debt	816	—
Deferred revenue	2,462	3,427

TOTAL CURRENT LIABILITIES	25,480	30,228

Deferred tax liabilities long-term	721	751
Long-term debt	826	—
Other long-term liabilities	1,299	1,237

TOTAL LIABILITIES	28,326	32,216

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 34,393 and 33,934, respectively; outstanding 32,646 and 32,204, respectively	34	34
Additional paid-in capital	268,292	265,721
Treasury stock; 1,747 and 1,730 shares at cost, respectively	(6,714)	(6,694)
Accumulated other comprehensive income	8,253	6,294
Deficit	(248,628)	(226,514)

TOTAL STOCKHOLDERS’ EQUITY	21,237	38,841

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,563	$71,057

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues	$28,167	$35,942	$91,001	$116,901
Cost of services	13,879	16,896	44,519	55,411
Gross profit	14,288	19,046	46,482	61,490

Operating expenses
Marketing, sales, and service	8,812	11,128	30,356	36,473
General and administrative	7,463	8,079	24,363	24,228
Product development	1,228	1,395	3,752	4,690
Amortization	680	1,196	2,115	3,656
Impairment loss on goodwill and other intangible assets	—	1,444	—	15,450
Litigation Judgment / Settlement	2,380	—	2,630	—
Restructuring Charges	2,736	(13)	3,655	3,025

Total operating expenses	23,299	23,229	66,871	87,522

Loss from operations	(9,011)	(4,183)	(20,389)	(26,032)
Interest income, net	40	170	243	382
Exchange rate gain (loss)	(1,529)	269	(1,579)	517

Loss before provision for income taxes	(10,500)	(3,744)	(21,725)	(25,133)

Income tax expense (benefit)	(18)	86	67	234

Loss from continuing operations	(10,482)	(3,830)	(21,792)	(25,367)

Income (loss) from discontinued operations	(44)	514	(326)	292

Net loss	(10,526)	(3,316)	(22,118)	(25,075)

Basic earnings (loss) per share
Continuing operations	$(0.32)	$(0.12)	$(0.67)	$(0.80)
Discontinued operations	$(0.00)	$0.02	$(0.01)	$0.01

Diluted earnings (loss) per share
Continuing operations	$(0.32)	$(0.12)	$(0.67)	$(0.80)
Discontinued operations	$(0.00)	$0.02	$(0.01)	$0.01

Weighted-average number of common shares outstanding
Basic	32,641	32,219	32,596	31,832
Diluted	32,641	32,219	32,596	31,832

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash Flows from Operating Activities

Net loss	$(22,118)	$(25,075)

Adjustments to reconcile net loss to net cash used in operating activities
Provision for (recoveries of) doubtful accounts	84	(161)
Depreciation and amortization	3,578	7,346
Impairment loss on goodwill and other intangible assets	—	15,450
Equity based compensation	2,572	4,066
Gain on sale of assets	(76)	(59)
Gain on disposal of discontinued operations	—	(160)
Changes in operating assets and liabilities
Accounts receivable	2,132	4,549
Prepaid and other current assets	967	(1,162)
Income taxes receivable	72	1,706
Deferred revenue	(908)	(113)
Accounts payable, accrued expenses and other liabilities	(1,770)	(10,004)

Net Cash Used in Operating Activities	(15,467)	(3,617)

Cash Flows from Investing Activities

Proceeds from sale of property and equipment	—	120
Proceeds from sale of discontinued operations	—	200
Purchase of capital items including internally developed software	(4,233)	(371)

Net Cash Used in Investing Activities	(4,233)	(51)

Cash Flows from Financing Activities

Payments made on software license obligation	—	(1,050)
Payments made on notes payable	(647)	—
Proceeds received from exercise of stock options and warrants	—	462

Net Cash Used in Financing Activities	(647)	(588)

Effect of Foreign Currency Exchange Rates	1,610	(500)

Decrease in Cash and Cash Equivalents	(18,737)	(4,756)

Cash and Cash Equivalents, Beginning of Period	29,905	29,588

Cash and Cash Equivalents, End of Period	$11,168	$24,832

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE A - NATURE OF BUSINESS

MIVA, Inc., together with its wholly-owned subsidiaries, collectively, the “Company”, “we”, “us” or “MIVA”, is an online media and advertising network company.  We provide targeted and measurable online advertising campaigns for our advertiser and agency clients, generating qualified consumer leads and sales.  The audiences for our advertisers’ campaigns are comprised of our multi-tiered ad network of third-party website publishers and our growing portfolio of consumer entertainment properties.  Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products.  Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results.  Our active toolbars installed on approximately 5.6 million computers worldwide enable millions of daily consumer interactions.

We offer a range of products and services through the following divisions:

MIVA Direct

Our MIVA Direct division operates a growing portfolio of consumer destination websites as well as a range of consumer-oriented interactive products, including interactive toolbars and screensaver products.  Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products. Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results.  Our active toolbars installed on approximately 5.6 million computers worldwide enable millions of daily consumer interactions.

MIVA Media

Our MIVA Media division is an auction based pay-per-click advertising network that operates across North America and in Europe.  MIVA Media connects millions of buyers and sellers online by displaying relevant and timely text ads in response to consumer search or browsing activity on select Internet properties.  Such interactions between online buyers and sellers result in highly targeted, cost-effective leads for MIVA’s advertisers and a source of recurring revenue for MIVA’s publisher partners.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

The unaudited consolidated financial statements include the accounts and operations of MIVA, Inc. and all of our subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

Despite the Company’s negative operating performance in 2007, and into the first nine months of 2008, we currently anticipate that our cash and cash equivalents as of September 30, 2008 of approximately $11.2 million, in combination with a line of credit agreement with Bridge Bank, National Association (“Bridge Bank”) of up to $10.0 million (See NOTE P – Subsequent Event), will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.  Availability under the Bridge Bank line of credit is based on a number of factors including eligible accounts receivable balances.  Using eligible accounts receivable balances as of September 30, 2008, we would have been eligible to draw down approximately $6.5 million under this line of credit. In connection with establishing the line of credit, the Company incurred fees payable to the bank and to the Company’s financial advisor and placement agent totaling approximately $0.8 million. However, if we breach any of our covenants or are unable to comply with the required financial ratios under our Loan Agreement, the lenders could elect to declare all borrowings outstanding under the Loan Agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts outstanding. See Part II, Item 1A, Risk Factors for a discussion of the risks associated with our credit facility.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  We did not maintain a balance in short-term investments as of September 30, 2008 or December 31, 2007.

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

Comprehensive Loss

Total comprehensive loss is comprised of net loss and net foreign currency translation adjustments.  Total comprehensive loss for the three and nine months ended September 30, 2008, was $8.9 million and $20.2 million, respectively.  Total comprehensive loss for the three and nine months ended September 30, 2007, was $3.1 million and $24.8 million, respectively.  The difference between total comprehensive loss and net loss is the direct result of foreign currency translation adjustments.

Cost of Services

The Company’s cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other directly related expenses associated with the production and usage of MIVA Media including our third party patent license royalty payments.

Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense.  We incurred advertising costs for the three and nine months ended September 30, 2008, of $6.7 million and $22.6 million, respectively.  Advertising costs for the three and nine months ended September 30, 2007, were $8.2 million and $25.8 million, respectively.  The majority of these costs were spent by MIVA Direct to promote its desktop consumer software products.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value.  SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited.  We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

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

NOTE C – CHANGE IN COMPANY EXECUTIVE

On August 5, 2008, Sebastian Bishop, our former President and Chief Marketing Officer, resigned these positions to pursue other interests.  Mr. Bishop retains his seat on the Board of Directors.  Peter A. Corrao, our Chief Executive Officer,   assumed the additional title of President, effective August 5, 2008.  Under the terms of Mr. Bishop’s resignation, the vesting of restricted stock units for 278,308 shares of the Company’s common stock and of options for the purchase of 733 shares of the Company’s common stock held by Mr. Bishop were accelerated.  We recorded approximately $0.6 million of stock-based compensation related to this acceleration of vesting.

NOTE D – DISCONTINUED OPERATIONS

June 2008 MIVA Media – Italy

On June 17, 2008, we initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future.  In accordance with this restructuring, the Company has closed the MIVA Media Italian operations and eliminated other redundant positions within the Company.  As a result of this restructuring plan, we recorded in the quarter ended June 30, 2008, a total of $0.2 million related to termination benefits and one-time charges in connection with winding down our Italian operations.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Revenues	$117	$777	$714	$2,569

Loss before provision for income taxes	(44)	515	(326)	293

Income tax expense (benefit)	—	1	—	1

Income (loss) from discontinued operations	$(44)	$514	$(326)	$292

NOTE E – IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

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

Quoted market prices in active stock markets are often the best evidence of fair value; therefore, a significant decrease in our stock price could indicate that an impairment of goodwill exists.  We have experienced significant impairment losses in 2007, 2006, and 2005.  At September 30, 2008, the total remaining carrying value of the Company’s goodwill and other intangible assets of $18.3 million are those of our U.S. operations.

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

As of October 1, 2007, our annual impairment cycle review date, we performed the necessary analysis and determined there was no additional impairment.  As part of this process we determined the fair values of each of the reporting units under the provisions of SFAS 142 using methodologies that include both a market and an income approach.  We performed these steps for the remaining three reporting units with recorded goodwill and indefinite lived intangible assets.  At September 30, 2008, the remaining goodwill and indefinite lived intangible assets recorded at our MIVA Media Europe division is $0, whereas the domestic goodwill and indefinite life intangible assets amounts to approximately $15.9 million.

We will continue to assess the potential of impairment for goodwill, intangibles assets, and other long-lived assets in future periods in accordance with SFAS 142 and 144.  Should our business prospects change, and our expectations for acquired businesses be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.

NOTE F – ACCOUNTING FOR SHARE-BASED COMPENSATION

For the three and nine months ended September 30, 2008, our share-based employee compensation expense consisted of stock option expense of $0.2 million and $0.5 million, respectively, and restricted stock unit (“RSU”) expense of $1.1 million and $2.1 million, respectively.  The RSU expense totals include approximately $0.6 million in accelerated stock-based compensation expense resulting from the vesting of certain RSUs related to a former officer’s resignation in August 2008.  For the three and nine months ended September 30, 2007, our share-based employee compensation expense consisted of existing stock option expense of $0.4 million and $1.6 million, and restricted stock unit expense, net of adjustment, of $0.6 million and $2.4 million, respectively.  Included within these totals is a net $0.3 million in restricted stock unit expense and $0.2 million in stock option expense that was recorded in the restructuring line item as it relates to terminated employees.

Stock option activity under the plans during the three and nine months ended September 30, 2008, is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price

Options outstanding at December 31, 2007	1,939	$9.85

Granted	—	—
Exercised	—	—
Forfeited	(19)	2.97
Expired	(50)	12.01

Options outstanding at March 31, 2008	1,870	$9.86

Granted	—	—
Exercised	—	—
Forfeited	(23)	5.32
Expired	(3)	3.08

Options outstanding at June 30, 2008	1,844	$9.93

Granted	—	—
Exercised	—	—
Forfeited	(194)	18.70
Expired	—	—

Options outstanding at September 30, 2008	1,650	$8.90

The following table summarizes information as of September 30, 2008, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.00 - $3.00	116	7.0	$2.75	66	$2.62
$3.01 - $6.00	1,079	6.7	4.86	845	4.87
$6.01 - $14.00	46	6.0	11.05	43	10.99
$14.01 - $23.14	409	5.7	21.08	408	21.08
	1,650	6.4	$8.90	1,362	$9.81

As of September 30, 2008, unrecognized compensation expense related to stock options totaled approximately $0.4 million, which will be recognized over a weighted average period of 1.29 years.  The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the nine months ended September 30, 2008.

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

New stock options granted and new restricted stock units granted with related expenses for the three and nine months ended September 30, 2008 and 2007, are summarized below (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Stock options granted - new	—	—	—	—
Stock option expense - new	$—	$—	$—	$—
Restricted stock units - new	40	107	1,963	1,992
Restricted stock unit expense - new	$248	$28	$919	$1,138

For the three and nine months ended September 30, 2008 and 2007, the following assumptions were used to estimate the fair value and compensation expense of our performance based restricted stock units with market based conditions:

	For the Three and Nine
	Months Ended September 30,
	2008	2007
Volatility	70.5%	69.3%
Expected life	10 yrs	10 yrs
Risk-free rate	4.03%	4.41% - 5.16%

The restricted stock unit (“RSU”) activity for the three and nine months ended September 30, 2008, is summarized below (in thousands):

			Performance based RSUs
	Total	Service Based	with Market based conditions
	RSUs	RSUs	$4.00	$8.00	$10.00	$12.00
Balance, December 31, 2007	1,589	1,325	—	88	88	88

Granted	1,913	1,560	353	—	—	—
Vested	(301)	(301)	—	—	—	—
Forfeited	(87)	(68)	(10)	(3)	(3)	(3)
Expired	—	—	—	—	—	—

Balance, March 31, 2008	3,114	2,516	343	85	85	85

Granted	10	8	2	—	—	—
Vested	(8)	(8)	—	—	—	—
Forfeited	(221)	(177)	(38)	(2)	(2)	(2)
Expired	—	—	—	—	—	—

Balance, June 30, 2008	2,895	2,339	307	83	83	83

Granted	40	32	8	—	—	—
Vested	(329)	(329)	—	—	—	—
Forfeited	(146)	(61)	(49)	(12)	(12)	(12)
Expired	—	—	—	—	—	—

Balance, September 30, 2008	2,460	1,981	266	71	71	71

NOTE G – RESTRUCTURING AND MASTER SERVICES AGREEMENT

Restructuring – August 2008 United Kingdom, Germany, France, and Spain Operations

On August 21, 2008, the Company initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office.  The restructuring plan has evolved to include a workforce reduction of approximately 40 employees, which is expected to involve cash payments totaling approximately $2.1 million that is expected to be completed by April 2009.  The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts.  We recorded a restructuring charge of approximately $2.7 million related to this restructuring program, which includes severance and related costs, legal fees, and other costs specific to the execution of this program.

Restructuring – June 2008

On June 17, 2008, the Company initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future.  The Company recorded a total of $0.8 million in restructuring charges related to this action, excluding the approximate $0.2 million included in the discontinued operations category related to the closure of our Italian operations.  We have closed our MIVA Media Italian operations and eliminated other redundant positions within the Company.  Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees, which is expected to involve cash payments totaling approximately $1.0 million that is expected to be completed by February 2009.

Restructuring – February 2008

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

The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms.  Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement were expected to be approximately $41.8 million, but as a result of the August 2008 amendment to the Master Services Agreement described below the total is approximately $37.9 million.  As of September 30, 2008, the Company incurred approximately $11.1 million of operating expenses for services received under the agreement since the agreement’s inception.

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

As of September 30, 2008, in connection with the Transformation Project, we have incurred approximately  $2.0 million of costs, including $1.5 million of cost with Perot, and $0.5 million of internal development costs, all of which has been capitalized and will be amortized over the five year estimated useful life of the software once it is placed in service.

On August 26, 2008, we entered into an amendment to the Master Services Agreement with Perot, which, among other things, allowed us to “in-source” certain functions (MIVA EU Information Technology functionality and administration and finance and accounting support).  These changes took effect immediately and eliminated the related charges for those services without termination fees as called for in the original contract.  In return, we agreed to a reduction in certain service level agreement (“SLA”) requirements, the elimination of benchmarking pricing, a modified termination payment schedule, and a 10 day payment cycle for invoices.

Restructuring – February 2007

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

The following reserve for restructuring is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2008 (in thousands):

	Employee	Other
	Severance	Charges	Total

Balance as of January 1, 2007	—	—	—

Restructuring charges in 2007	$2.4	$0.4	$2.8
Adjustments in 2007	(0.3)	—	(0.3)
Cash payments in 2007	(2.0)	(0.4)	(2.4)

Balance as of December 31, 2007	$0.1	$—	$0.1

Restructuring charges in Q1 2008	$0.1	$—	$0.1
Cash payments in Q1 2008	(0.1)	—	(0.1)

Balance as of March 31, 2008	$0.1	$—	$0.1

Restructuring charges in Q2 2008	$0.8	$—	$0.8
Cash payments in Q2 2008	(0.2)	—	(0.2)

Balance as of June 30, 2008	$0.7	$—	$0.7

Restructuring charges in Q3 2008	$2.1	$0.6	$2.7
Cash payments in Q3 2008	(0.9)	(0.1)	(1.0)

Balance as of September 30, 2008	$1.9	$0.5	$2.4

All actions under the February 8, 2007, restructuring plan, other than cash payments, were completed by May 31, 2007.  All cash payments with respect to the May 11, 2007, restructuring plan were completed by April 30, 2008.   All actions under the February 19, 2008, restructuring plan were completed by March 31, 2008.  All actions under the June 17, 2008, restructuring plan are expected to be completed by February 2009.  All actions under the August 21, 2008, restructuring plan are expected to be completed by April 2009.

NOTE H – INTANGIBLE ASSETS

The balance in intangible assets as of September 30, 2008, consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life
				(Years)
Vendor agreements	$2,707	$(1,678)	$1,029	3
Developed technology	8,776	(7,745)	1,031	4
Customer relationships	100	(100)	—	—
Other definite-lived intangibles	926	(597)	329	4
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,386	$(10,120)	$18,266

The balance in intangible assets as of December 31, 2007, consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life
				(Years)
Vendor agreements	$2,707	$(1,389)	$1,318	3
Developed technology	8,776	(6,245)	2,531	4
Customer relationships	100	(100)	—	—
Other definite-lived intangibles	961	(588)	373	4
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,421	$(8,322)	$20,099

There were no changes in the carrying amount of goodwill for the three and nine months ended September 30, 2008.

As more fully described in Note E, we performed impairment tests in the quarter ended June 30, 2007, as well as our annual impairment assessment as of October 1, 2007, and recorded impairment charges of $14.0 million (goodwill) and $4.7 million (long-lived tangible and intangible assets), respectively.  The June 30, 2007, impairment charge removed all recorded goodwill within our MIVA Media Europe division.

Should operating results for the remainder of 2008 or future periods fall short of the updated projections, further impairments of the remaining domestic based goodwill and other intangible assets could be required.

As of September 30, 2008, expected future intangible asset amortization is as follows (in thousands):

Fiscal Years:

2008	$611
2009	980
2010	446
2011	221
2012	60
Thereafter	71
$2,389

NOTE I – EQUITY AND PER SHARE DATA

We incurred a net loss for the nine months ended September 30, 2008.  As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share.  Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented.  The number of stock options that would have been excluded from the calculations was 1.65 million shares with a range of exercise prices between $1.49 and $23.14 for the nine months ended September 30, 2008.

The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average number of common shares outstanding basic and diluted	32,641	32,219	32,596	31,832

NOTE J – LEGAL PROCEEDINGS

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

Comet Systems, Inc.

The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007.  In the suit the shareholders’ agent contended that our calculation and payment of contingent amounts payable under the merger agreement were not correct and we contended that we calculated and paid the contingent amounts correctly.  On October 22, 2008, the Court granted summary judgment to the plaintiff in the amount of $1.7 million, pre-judgment interest in the amount of $0.6 million, and reimbursement of attorney fees of $0.1 million.  Therefore, we reserved approximately $2.4 million for this judgment as accrued expenses in our condensed consolidated balance sheet as of September 30, 2008.  We are evaluating our appellate options regarding this matter. We believe our accruals established for this matter are adequate.

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

Lane’s Gifts and Collectibles Litigation

As previously disclosed we entered into an agreement with the plaintiffs to settle this case in January 2008 and received court approval in April 2008.  Under the settlement agreement, all claims against us, including our indemnification obligations to a co-defendant, were dismissed without presumption or admission of any liability or wrongdoing.  Pursuant to the agreement, we established a settlement fund of $3,936,812, of which $1,312,270 was accrued as litigation settlement expense as of December 31, 2007 and paid, in June 2008, for plaintiffs’ attorneys’ fees and class representative incentive awards, and the balance is in advertising credits relating to the class members’ advertising spending with us during the class period.  Advertising credits will be recorded as reductions to revenues in the periods they are redeemed.  For the nine months ended September 30, 2008, approximately $15,000 in advertising credits were redeemed.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

Except for the accrual for the Comet Systems, Inc. judgment, no other accruals for potential losses for litigation are recorded as of September 30, 2008, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE K– COMMITMENTS AND CONTINGENCIES

In July 2005, we received payment of approximately $1.3 million following our receipt of a favorable court judgment in a dispute with a Media EU distribution partner.  The amount received, net of legal fees, was recorded as a deferred liability pending the appeal process.  On May 22, 2008, we received notification the original court’s decision was reversed.  This decision calls for MIVA to refund the $1.3 million payment to the MIVA Media EU distribution partner.  During the three months ended September 30, 2008, we entered into negotiations with this distribution partner in order to negotiate a reduced payment amount.  We expect these negotiations and final payment to be concluded within the fourth quarter of 2008.

We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded by payments from our advertisers for the paid click-through (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through September 2009.

We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010.  In addition, we have ongoing royalty payments based on our use of those patents.

We have minimum contractual payments as part of the Perot Master Services Agreement and the Transformation Project as described in Note G.

The amounts of the above commitments as of September 30, 2008 are as follows (in thousands):

	2008	2009	2010	2011	2012	beyond	Total
Operating Leases	671	2,243	1,894	1,846	1,677	1,641	9,972
Sublease Income	(131)	(448)	(454)	(468)	(442)	—	(1,943)
Distribution Partner Payments	241	62	—	—	—	—	303
Guaranteed Royalty Agreement	200	800	600	—	—	—	1,600
Perot Master Services Agreement	1,242	4,970	4,900	4,880	4,840	6,860	27,692
Transformation Project	507	365	—	—	—	—	872
Capital Leases	197	835	419	191			1,642

We entered into a real estate sublease agreement with an unrelated party to sublease 20,171 square feet in our office located in Fort Myers, Florida.  The term of the sublease agreement commenced on August 17, 2007 and ends on November 30, 2012, unless certain conditions (as defined) are met for earlier termination.

On February 26, 2008, we entered into an agreement (the “Lease Amendment”) amending the April 15, 2005 operating lease agreement for our London office.  The Lease Amendment provided for a 45% reduction in space with a proportionate reduction in rent, effective as of January 1, 2008.  The Lease Amendment also provided that a portion of MIVA’s rent deposit in the amount of approximately $0.4 million will be returned to MIVA.  As a result of the Lease Amendment, the annual rent for the leased premises was reduced from approximately $0.9 million to approximately $0.5 million.  Additionally, the Lease Amendment provides each party with an early termination right to terminate the underlying Lease Agreement on December 31, 2008.  We exercised this termination right and provided notice of our intent to terminate the lease as of December 31, 2008.  In accordance with this action, we expect to receive a one-time payment of approximately $0.7 million in the fourth quarter of 2008.

During the three months ended September 30, 2008, we entered into non-cancelable leases with unrelated third parties for software and related maintenance, and hardware, for our new Transformation Project.  The total fair market value of this software was approximately $1.0 million with a lease term of nineteen months. The total fair market value of the hardware was approximately $1.1 million with a lease term of three years.  These leases were classified as capital lease obligations, reported as long-term debt in our condensed consolidated balance sheet, and represent non-cash investing and financing activities related to the condensed consolidated statements of cash flows for the nine months ended September 30, 2008.  During the three months ended September 30, 2008 we made cash payments of approximately $0.6 million related to these lease obligations.

On September 10, 2008, we entered into an operating lease agreement with an unrelated third party to lease work space for our London office for the term of 12 months commencing on December 1, 2008.  The agreement includes a right to three month renewals.  Base rent is approximately $0.3 million per year.

On September 30, 2008, we provided notice of termination for the operating lease agreements for both the Munich and Hamburg office locations.  The Munich lease ends on December 31, 2009 and the Hamburg office lease expires on March 31, 2009.  Additionally, on October 3, 2008, we provided notice to terminate the office lease for our Spain office, which is expected to expire on March 31, 2009.

NOTE L – SEGMENT INFORMATION

Historically, our merchant services segment did not meet the quantitative thresholds that required separate information to be reported.  However, we have previously reported our operating results in two operating segments, performance marketing and merchant services.  Further, as described in Note D, on August 1, 2007, we divested our merchant services division, resulting in performance marketing becoming our one remaining operating segment, therefore no separate segment disclosures are presented as of September 30, 2008.

Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived assets
Three Months ended September 30, 2008
United States	$22,192	$23,795
United Kingdom	2,385	312
Other International	3,590	184
Total	$28,167	$24,291

	Revenues	Long-Lived assets
Nine Months ended September 30, 2008
United States	$68,755	$23,795
United Kingdom	9,003	312
Other International	13,243	184
Total	$91,001	$24,291

	Revenues	Long-Lived assets
Three Months ended September 30, 2007
United States	$25,178	$28,976
United Kingdom	3,736	1,536
Other International	7,028	209
Total	$35,942	$30,721

	Revenues	Long-Lived assets
Nine Months ended September 30, 2007
United States	$81,548	$28,976
United Kingdom	14,133	1,536
Other International	21,220	209
Total	$116,901	$30,721

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

NOTE M – INCOME TAXES

Income Tax Expense

Income tax expense (benefit) for the three and nine months ended September 30, 2008, was approximately $(0.02) million and $0.07 million, respectively.  Income tax expense (benefit) for the three and nine months ended September 30, 2007 was approximately $(0.09) million and $0.2 million, respectively.  The income tax expense for these periods relates to the state income taxes associated with our US based entities located in New Jersey and Georgia and FIN 48 interest expense, which is reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses, that have a full valuation allowance.

NOTE N – TREASURY STOCK

During the nine months ended September 30, 2008, the Company’s shares held in treasury increased by a total of 16,088 shares or approximately $0.02 million.  This increase in treasury shares resulted from shares withheld to pay the withholding taxes upon the vesting of restricted stock units during the period.

NOTE O – RELATED PARTY TRANSACTIONS

Sebastian Bishop, our former President and Chief Marketing Officer and current board member is also a Director of Steakmedia Limited and owns a 2.5% interest in Steakmedia.  Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother.  We use this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers.  Amounts invoiced to Steakmedia during the three and nine months ended September 30, 2008, were approximately $60,430 and $190,368, respectively.  For the comparable periods in 2007 the amounts invoiced to Steakmedia was $94,609 and $313,017, respectively.

Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is also the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc (“Racepoint”).  The Company entered into an agreement in November 2005 with Racepoint for public relations professional services.  In 2007, we incurred $62,305 in total fees related to services rendered, which were incurred in the first three months of 2007.  We have incurred approximately $15,000 in services rendered by Racepoint through September 30, 2008.

NOTE P – SUBSEQUENT EVENT

On November 7, 2008, we entered into a Loan and Security Agreement (“Loan Agreement”) with Bridge Bank.  The Loan Agreement provides a revolving credit facility to the Company of up to $10 million (“Facility”).  Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is equal to 80% of the our eligible U.S. accounts receivable plus the lesser of $3.5 million or 65% of eligible U.K. accounts receivable, with account eligibility measured in accordance with standard determinations. All amounts borrowed under the facility are secured by a general security interest on the assets of the Company, including the Company’s intellectual property, and a pledge of 65% of the outstanding shares of the Company’s UK subsidiary, MIVA (UK) Limited. In addition, MIVA (UK) Limited and certain of the Company’s domestic subsidiaries are guarantying the Company’s obligations under the facility, to be secured by general security interests in the assets of such Companies. Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 1.5%.  The Facility expires on November 7, 2010, at which time all outstanding loan advances become due and payable.

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

We offer a range of products and services through the following divisions:

MIVA Direct

Our MIVA Direct division operates a growing portfolio of consumer destination websites as well as a range of consumer-oriented interactive products, including interactive toolbars and screensaver products.  Our high traffic consumer destination websites organize audiences into marketable vertical categories and facilitate the distribution of our toolbar products.  Our toolbars are designed to enhance consumers’ online experience by providing direct access to relevant content and search results.  Our active toolbars, installed on approximately 5.6 million computers worldwide, enable millions of daily consumer interactions.

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

MIVA Media

Our MIVA Media division is an auction based pay-per-click advertising network that operates across North America and in Europe.  MIVA Media connects millions of buyers and sellers online by displaying relevant and timely text ads in response to consumer search or browsing activity on select Internet properties.  Such interactions between online buyers and sellers result in highly targeted, cost-effective leads for MIVA’s advertisers and a source of recurring revenue for MIVA’s publisher partners.

MIVA Media derives their revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our consumer audiences on a performance basis.  Marketers only pay for advertising when a predetermined action occurs, such as when an Internet user clicks on an ad.

Recent Developments

On August 21, 2008, the Company initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office.  The restructuring plan has evolved to include a workforce reduction of approximately 40 employees, which is expected to involve cash payments totaling approximately $2.1 million that is expected to be completed by April 2009.  The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts.  We recorded a restructuring charge of approximately $2.7 million related to this restructuring program, which includes severance and related costs, legal fees, and other costs specific to the execution of this program.

On November 7, 2008, we entered into a Loan and Security Agreement (“Loan Agreement”) with Bridge Bank.  The Loan Agreement provides a revolving credit facility to the Company of up to $10 million (“Facility”).  Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is equal to 80% of the our eligible U.S. accounts receivable plus the lesser of $3.5 million or 65% of eligible U.K. accounts receivable, with account eligibility measured in accordance with standard determinations. All amounts borrowed under the facility are secured by a general security interest on the assets of the Company, including the Company’s intellectual property, and a pledge of 65% of the outstanding shares of the Company’s UK subsidiary, MIVA (UK) Limited. In addition, MIVA (UK) Limited and certain of the Company’s domestic subsidiaries are guarantying the Company’s obligations under the facility, to be secured by general security interests in the assets of such Companies. Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 1.5%.  The Facility expires on November 7, 2010, at which time all outstanding loan advances become due and payable.

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

•                  Results of operations

•                  Liquidity and capital resources

•                  Use of estimates and critical accounting policies

•                  Special note regarding forward-looking statements

RESULTS OF OPERATIONS

Revenue

During the three months ended September 30, 2008, we recorded revenue of $28.2 million, a decrease of approximately 21.4% from the $35.9 million recorded in the same period in 2007.  For the nine months ended September 30, 2008, we recorded revenue of $91.0 million compared with $116.9 million for the nine months ended September 30, 2007, a decline of 22.2%.  The decrease in our revenue is primarily due to the performance of MIVA Media and, to a lesser degree, the performance of MIVA Direct.

For the three months ended September 30, 2008, MIVA Media recorded revenue of $17.8 million, a decrease of approximately 24.9% from the $23.7 million recorded in the same period in 2007.  For the nine months ended September 30, 2008, MIVA Media recorded revenue of $58.3 million compared with $77.7 million for the nine months ended September 30, 2007, a decline of 25.0%.  Revenue at MIVA Media Europe declined $4.8 million and $13.1 million, or 44.5% and 37.1% for the three and nine months ended September 30, 2008 compared to the same periods in the prior year.  Revenue at MIVA Media US declined $1.1 million and $6.3 million, or 8.7% and 14.9% for the three and nine months ended September 30, 2008 compared to the same periods in 2007.

MIVA Direct recorded revenue of $10.4 million and $32.7 million for the three and nine months ended September 30, 2008, decreases of approximately 15.2% and 16.5% from the $12.2 million and $39.2 million recorded in the same periods in 2007.

MIVA Direct, as a percentage of total revenue, has increased from approximately 34.0% for the three months ended September 30, 2007 to approximately 36.8% in the same period in 2008.  MIVA Direct, as a percentage of total revenue, has increased from approximately 33.5% for the nine months ended September 30, 2007 to approximately 36.0% in the same period in 2008.

A portion of the revenue decline at MIVA Media is a result of the restructuring actions we have undertaken to exit unprofitable revenue streams and operations in Europe.  Additionally, some of the revenue decline at MIVA Media across both US and EU is also attributed to a decrease in our average revenue per click.  Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period.  We have experienced declines in our average revenue per click for both our MIVA Media US and MIVA Media Europe operations since 2004.  The decline in our average revenue per click may be caused by a number of factors, including, among others: (i) our overall mix of traffic sources; (ii) the bid prices submitted by our advertisers for a keyword advertisement; (iii) the bid prices of the more frequently clicked keyword terms; (iv) delayed updates to the MIVA Media technology platform; (v) general economic conditions; and the nexus between the five.

Additional factors negatively impacting our revenue at MIVA Media in the three and nine months ended September 30, 2008, include: (i) spending volatility from a segment of advertisers based on their needs and general economic conditions; (ii) the inability of certain advertisers to monetize large blocks of remnant keyword traffic; (iii) the impact of our on-going initiative to attempt to pro-actively screen Internet traffic sources to ensure that less desirable sources of Internet traffic are not sent to our advertiser base; and (iv) increased advertiser dissatisfaction with the limited features and functionality available in our legacy MIVA Media platform.

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

Our revenue decline at MIVA Direct for the three and nine months ended September 30, 2008, compared to the same periods in 2007, is due primarily to a decline in our active toolbar installed base partially offset by increased revenue per user.  Distribution of our new ALOT branded toolbars during the three and nine months ended September 30, 2008 increased at a rate sufficient to grow our active ALOT live user count from 1.0 million on December 31, 2007 to 3.3 million as of September 30, 2008.  This growth combined with increased revenue per user performance metrics as compared to our legacy brands contributed to comparable growth in revenue contribution by the ALOT branded products. Distribution during the same periods in our legacy brands declined from 6.1 million to 3.2 million, as did revenue per user rates, leading to an overall decline in revenue contributed by legacy branded products. The decline in distribution and revenue from legacy brands outpaced the growth rate of ALOT branded products, leading to a net decline in total MIVA Direct revenue in the first three quarters of 2008 as compared to the same periods in 2007.  Additionally, we believe the decline in our total active toolbar installed base is due in part to the following reasons: (i) in Q1 2008 we experienced problems with a toolbar advertising partner that negatively impacted our ability to distribute our products; (ii) challenges in obtaining display advertising that met our conversion criteria; and (iii) general adverse economic conditions.

We are actively seeking to stop the decline in our active toolbar installed base.  We are focusing on cost effective distribution of our ALOT branded products and limited distribution of our legacy brand because ALOT branded products deliver approximately 50% higher revenue per user rate than our legacy brands.  Examples of on-going initiatives to expand distribution of ALOT products include (i) retaining a professional media buying agency, (ii) optimizing landing pages for our advertisements, and (iii) seeking new distribution relationships.  In the second and third quarters of 2008 we began to see positive results from these efforts, as total active ALOT toolbars increased from May 2008 to September 2008.  If our efforts to improve our active toolbars installed base is not successful, it will have a material adverse impact on our business, financial condition, and results of operations.

In the three and nine months ended September 30, 2008 one customer of our MIVA Direct division, Google, accounted for approximately 34.9% and 33.6% of our total consolidated revenue, respectively.  In the three and nine months ended September 30, 2007 Google accounted for 30.7% and 29.3% of our total consolidated revenue, respectively.  During these periods, we did not have any individually significant MIVA Media distribution partner that represented the source of over 10% of our consolidated revenue.

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

We have been named in certain litigation, the outcome of which could directly or indirectly impact our revenue.  For additional information regarding pending litigation, refer to Note J – Legal Proceedings above.

We plan to continue our efforts to invest in our business and seek additional revenue from our MIVA Direct division and MIVA Media division, including the Precision Network and the new, single MIVA Media technology platform, branded toolbars, and other initiatives.  We cannot assure you that any of these efforts will be successful.

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

Cost of services decreased in both the three and nine month periods ended September 30, 2008, compared with the same periods in the previous year primarily due to an overall reduction in the total amounts paid for traffic acquisition costs of $2.2 million and $8.1 million, respectively.  The traffic acquisition cost are payments made to our distribution partners and are calculated as a percentage of the revenue generated on the Internet traffic we purchase and, as a result, as our revenues decline a corresponding decrease will be realized in our traffic acquisition costs.  Cost of services for the three and nine month periods ended September 30, 2008, compared to the same periods in 2007, increased as a percentage of revenue to 49.3% from 47.0% and to 48.9% from 47.4%, respectively.  This increase in cost of services as a percentage of revenue is partially due to the reduction in revenue generated by our MIVA Direct division, which is at a higher gross margin percentage, compared to the same period in the prior year.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

			Q3-2008
	For the Three Months Ended September 30,		vs.
	2008	2007	Q3-2007
Marketing, sales, and service	$8.8	$11.1	(2.3)
General and administrative	7.5	8.1	(0.6)
Product development	1.2	1.4	(0.2)
Subtotal	17.5	20.6	(3.1)

Amortization	0.7	1.2	(0.5)
Litigation Judgment	2.4	—	2.4
Impairment Loss	—	1.4	(1.4)
Restructuring Charges	2.7	(0.0)	2.7
Total	$23.3	$23.2	$0.1

			YTD-2008
	For the Nine Months Ended September 30,		vs.
	2008	2007	YTD-2007
Marketing, sales, and service	$30.4	$36.5	(6.1)
General and administrative	24.4	24.2	0.2
Product development	3.7	4.7	(1.0)
Subtotal	58.5	65.4	(6.9)

Amortization	2.1	3.7	(1.6)
Litigation Judgment / Settlement	2.6	—	2.6
Impairment Loss	—	15.4	(15.4)
Restructuring Charges	3.7	3.0	0.7
Total	$66.9	$87.5	$(20.6)

Operating expenses, as a percent of revenue, for the three and nine months ended September 30, 2008 and 2007, were as follows:

			Q3-2008
	For the Three Months Ended September 30,		vs.
	2008	2007	Q3-2007
Marketing, sales, and service	31.2%	31.0%	0.2%
General and administrative	26.6%	22.5%	4.1%
Product development	4.3%	3.9%	0.4%
Subtotal	62.1%	57.4%	4.7%

Amortization	2.4%	3.3%	-0.9%
Litigation Judgment	8.5%	0.0%	8.5%
Impairment Loss	0.0%	4.0%	-4.0%
Restructuring Charges	9.7%	0.0%	9.7%
Total	82.7%	64.7%	18.0%

			YTD-2008
	For the Nine Months Ended September 30,		vs.
	2008	2007	YTD-2007
Marketing, sales, and service	33.4%	31.2%	2.2%
General and administrative	26.8%	20.7%	6.1%
Product development	4.1%	4.0%	0.1%
Subtotal	64.3%	55.9%	8.4%

Amortization	2.3%	3.1%	-0.8%
Litigation Judgment / Settlement	2.9%	0.0%	2.9%
Impairment Loss	0.0%	13.2%	-13.2%
Restructuring Charges	4.1%	2.6%	1.5%
Total	73.6%	74.8%	-1.2%

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

Marketing, sales, and service expense decreased $2.3 million for the three months ended September 30, 2008, as compared to the same period in 2007. Our advertising and marketing expenses decreased $1.4 million period over period as a result of lower advertising spend by our MIVA Direct division.  Additionally, a decrease occurred in salaries, benefits, share-based compensation, and other costs ($0.9 million) primarily as a result of our 2007 and 2008 restructuring initiatives.

Marketing, sales and service expense decreased $6.1 million for the nine months ended September 30, 2008, as compared to the same period in 2007.  Salaries, benefits, and share-based compensation and related costs decreased approximately $2.6 million compared to the same period in the prior year due primarily to the 2007 and 2008 restructuring initiatives as described in Note G.  Additionally, advertising and marketing expenses decreased $3.2 million as a result of less advertising spend by our MIVA Direct division.  Also, contributing to the decrease period over period is reductions in the following: public relations expense ($0.2 million), travel expense ($0.2 million), and consulting and outside services ($0.1 million).  Offsetting these decreases were increases totaling approximately $0.2 million in technology related expenses ($0.1 million) and other miscellaneous expenses ($0.1 million).

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

General and administrative expenses decreased by $0.6 million in the three months ended September 30, 2008, compared to the same period in the previous year.  Decreases contributing to this variance include: rent and office related expense ($0.4 million); consulting services ($0.5 million); travel expenses ($0.2 million); depreciation and amortization expense ($0.1 million); and telecom expenses ($0.1 million).  Offsetting these decreases were increases in the following categories:  salaries, benefits, and other employee expenses including share-based compensation ($0.5 million); loss on sale of assets ($0.1 million); and bad debt expense ($0.1 million).

General and administrative expenses increased by approximately $0.2 million in the nine months ended September 30, 2008, compared to the same period in the previous year.  Increases contributing to this variance include: consulting and outside services ($4.2 million) that was primarily due to expenses associated with our on-going Perot relationship; and bad debt expense ($0.2 million).  Offsetting these increases were decreases in the following categories: salaries, benefits, and other employee expenses including share-based compensation ($2.1 million) associated with the 2007 and 2008 employee restructuring initiatives; rent and office expense ($1.5 million) related to the sublease agreements; travel expense ($0.4 million);  and depreciation and amortization ($0.3 million).

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services; and depreciation for related equipment used in product development.

Product development costs decreased $0.2 million for the three months ended September 30, 2008, as compared to the same period in the previous year.  The primary reason for this decrease was a reduction in the following category: salaries, benefits and other employee expenses, including share-based compensation expense ($0.2 million) associated with the 2007 and 2008 employee restructuring initiatives.

Product development costs decreased $1.0 million for the nine months ended September 30, 2008, as compared to the same period in the previous year.  The primary reasons for this decrease were reductions in the following categories: salaries, benefits and other employee expenses, including share-based compensation expense ($1.0 million) associated with the 2007 and 2008 employee restructuring initiatives; travel expenses ($0.1 million); and technology related expenses ($0.1 million).  Offsetting these decreases was an increase in public relations expense of $0.2 million.

Amortization

Amortization expense recorded for the three and nine months ended September 30, 2008, was $0.7 million and $2.1 million compared to $1.2 million and $3.7 million in the same periods in the prior year.  These decreases were attributed to an overall reduction in our intangible asset base eligible for amortization, primarily as a result of the recorded impairment losses in prior periods.

Litigation Judgment

The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007.  In the suit the shareholders’ agent contended that our calculation and payment of contingent amounts payable under the merger agreement were not correct and we contended that we calculated and paid the contingent amounts correctly.  On October 22, 2008, the Court granted summary judgment to the plaintiff in the amount of $1.7 million, pre-judgment interest in the amount of $0.6 million, and reimbursement of attorney fees of $0.1 million.  Therefore, we reserved approximately $2.4 million for this judgment as accrued expenses in our condensed consolidated balance sheet as of September 30, 2008.

Interest Income, Net

Interest income, net, consists primarily of earnings on our cash and cash equivalents, net of interest expense.  Net interest income for the three and nine months ended September 30, 2008, was $0.0 million and $0.2 million compared to $0.2 million and $0.4 million in the same periods in the prior year.  These decreases were attributed to an overall reduction in our cash balances eligible for interest income, primarily as a result of the current year net losses.

Exchange Rate Gain (Loss)

Exchange rate losses for the three and nine months ended September 30, 2008 of $1.5 million and $1.6 million, respectively, resulted primarily from the weakening of the British Pound to the US Dollar during the first nine months of 2008 in connection with translation adjustments related to certain of our inter-company debt.  Exchange rate gains for the three and nine months ended September 30, 2007 of $0.3 million and $0.5 million, respectively resulted from similar translation adjustments and the strengthening British Pound to the US dollar during the first nine months of 2007.

Income Taxes

During the three and nine months ended September 30, 2008 and 2007, the following tax expense (benefit) was recorded (in millions):

	For the Three Months ended September 30,
	2008	2007
Pretax Loss from continuing operations	(10.5)	$(3.7)
Income Tax Expense (benefit)	(0.02)	0.09
Effective tax rates	0.2%	-2.3%

	For the Nine Months ended September 30,
	2008	2007
Pretax Loss from continuing operations	$(21.7)	$(25.1)
Income Tax Expense	0.07	0.23
Effective tax rates	-0.3%	-0.9%

Income tax expense (benefit) for the three and nine months ended September 30, 2008, was approximately $(0.02) million and $0.07 million, respectively.  Income tax expense (benefit) for the three and nine months ended September 30, 2007 was approximately $(0.09) million and $0.2 million, respectively.  The income tax expense for these periods relates to the state income taxes associated with our US based entities located in New Jersey and Georgia and FIN 48 interest expense, which is reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

Discontinued Operations

MIVA Media – Italian operations

On June 17, 2008, we initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future.  In accordance with this restructuring, the MIVA Media Italian operations were closed and other redundant positions within the Company were eliminated.  As a result of this restructuring, we recorded in the quarter ended June 30, 2008, a total of $0.2 million related to termination benefits and one-time charges in connection with winding down our Italian operations.  We have closed our MIVA Media Italian operations and eliminated other redundant positions within the Company.  Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees, which is expected to involve cash payments totaling approximately $1.0 million that is expected to be completed by February 2009.

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

Net Loss

As a result of the factors described above, we generated a net loss from continuing operations of $(10.5) million and $(21.8) million for the three and nine months ended September 30, 2008, respectively, which represents: a loss per weighted average outstanding share of $(0.32) and $(0.67), respectively.  In the same periods in 2007, we generated a net loss from continuing operations of $(3.8) million and $(25.4) million, and a loss per weighted average outstanding share of $(0.12) and $(0.80) per basic and diluted share from continuing operations, respectively.

Weighted average common shares used in the earnings per share computation increased 0.7 million shares from 31.9 million shares for the year ended December 31, 2007 to approximately 32.6 million shares for the nine months ended September 30, 2008.  This increase is attributable to shares issued upon the vesting of restricted stock units.

Impact of Foreign Currency Translation

Our international net revenues were $6.0 million and $22.2 million for the three and nine months ended September 30, 2008, respectively.  Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros.  The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations.  The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income.  Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the U.S. dollar strengthens against foreign currencies.

During the first nine months of 2008, the U.S. Dollar strengthened against both the British Pound (1.9973 to 1.81750) and the Euro (1.4729 to 1.44490), respectively.  If the exchange rates used in the financial statements had not changed from December 31, 2007, our net revenues for the three and nine months ended September 30, 2008, would have been approximately $0.1 million and $0.3 million lower than we reported.  In addition, had the exchange rates used in the financial statements not changed from the end of 2007, cost of services and operating expenses for the three and nine months ended September 30, 2008, would have been $0.1 million and $0.3 million lower than we reported.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company had a total cash and cash equivalents of $11.2 million.  This represents an $18.7 million or 62.5% decrease from the total cash and cash equivalents of $29.9 million at December 31, 2007.  The decrease in cash was due primarily to normal operations, payouts related to the February, June and August 2008 restructuring initiatives, $8.1 million paid to Perot, our outsourcing partner, $1.3 million related to the Lane’s Gifts settlement, and payment of 2007 bonuses of approximately $0.6 million.

Operating Activities

Net cash used in operations totaled $15.5 million in the nine months ended September 30, 2008.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected and between expenses recorded and expenses paid.  The net loss from operations $(22.1 million) included non-cash items of a recovery of doubtful accounts ($0.1 million), depreciation and amortization ($3.6 million), and compensation expense based on equity grants rather than cash ($2.6 million).  Thus, the cash used in operations before the effect of timing differences was $15.8 million.  With respect to revenue, the amount collected was more than the amount recorded ($2.1 million decrease in accounts receivable) but offset by a decrease in the revenue collected but deferred to the future ($0.9 million decrease in deferred revenue).  With respect to expenses, the amount paid was more than the amount recorded by $0.8 million.  Payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($1.8 million), but were offset by the decrease in prepaid expenses and other items ($1.0 million).

With respect to the loss from operations, we experienced a continuation of the decline in gross margin as it relates to our click-through business, both domestically and internationally, which is partially attributed to the decreases in our average revenue per click as discussed in the above Revenue section.

Net cash used in operations totaled $3.6 million in the nine months ended September 30, 2007.  The net loss from operations $(25.1 million) included non-cash items including: a provision for doubtful accounts ($0.2 million), depreciation and amortization ($7.3 million), impairment of goodwill and other long-lived assets ($15.5 million), and compensation expense based on equity grants rather than cash ($4.1 million).

Thus, the cash used in operations before the effect of timing differences was $2.0 million.  With respect to revenue, the amount collected was more than the amount recorded ($4.5 million decrease in accounts receivable) but offset by a decrease in the revenue collected but deferred to the future ($0.1 million decrease in deferred revenue).  With respect to expenses, the amount paid was more than the amount recorded by $11.2 million.  Payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($10.0 million), as were the payments on prepaid expenses and other items ($1.2 million), but this was offset by income tax refunds not shown in the income statement ($1.7 million).

Investing Activities

Net cash used in investing activities totaled approximately $4.2 million during the nine months ended September 30, 2008.  This use of cash was for the purchase and development of capital assets, including internally developed software.

Net cash used in investing activities totaled approximately $0.05 million during the nine months ended September 30, 2007.   This use of cash was for the purchase of capital assets ($0.37 million).  Offsetting this use of cash were aggregate proceeds received from the sale of our assets related to our sublease agreement ($0.12 million) and the proceeds received from the sale of our discontinued operations ($0.20 million).

Financing Activities

Net cash used in financing activities totaled approximately $0.6 million during the nine months ended September 30, 2008.  This use of cash consisted of payments related to capital lease obligations incurred during the three months ended September 30, 2008 for certain software and hardware related to our Transformation Project.

In comparison, for the nine months ended September 30, 2007, we used $0.6 million in financing activities, for the payment of our FAST Search and Transfer perpetual software agreement ($1.1 million).  Offsetting these payments were proceeds received from the exercise of stock options related to the resignation of a former officer of the company ($0.5 million).

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

Despite the Company’s negative operating performance in 2007, and into the first nine months of 2008, we currently anticipate that our cash and cash equivalents as of September 30, 2008 of approximately $11.2 million, in combination with a line of credit agreement with Bridge Bank of up to $10.0 million (See NOTE P – Subsequent Event), will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.  Availability under the Bridge Bank line of credit is based on a number of factors including eligible accounts receivable balances.  Using eligible accounts receivable balances as of September 30, 2008, we would have been eligible to draw down approximately $6.5 million under this line of credit. In connection with establishing the line of credit, the Company incurred fees payable to the bank and to the Company’s financial advisor and placement agent totaling approximately $0.8 million. However, if we breach any of our covenants or are unable to comply with the required financial ratios under our Loan Agreement, the lenders could elect to declare all borrowings outstanding under the Loan Agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts outstanding. See Part II, Item 1A, Risk Factors for a discussion of the risks associated with our credit facility.

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

In July 2005, we received payment of approximately $1.3 million following our receipt of a favorable court judgment in a dispute with a Media EU distribution partner.  The amount received, net of legal fees, was recorded as a deferred liability pending the appeal process.  On May 22, 2008, we received notification the original court’s decision was reversed.  This decision calls for MIVA to refund the $1.3 million payment to the MIVA Media EU distribution partner.  During the three months ended September 30, 2008, we entered into negotiations with this distribution partner in order to negotiate a reduced payment amount.  We expect these negotiations and final payment to be concluded within the fourth quarter of 2008.

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

RESTRUCTURING

August 2008 Restructuring – United Kingdom, Germany, France, and Spain Operations

On August 21, 2008, the Company initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office.  The restructuring plan has evolved to include a workforce reduction of approximately 40 employees, which is expected to involve cash payments totaling approximately $2.1 million that is expected to be completed by April 2009.  The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts.  We recorded a restructuring charge of approximately $2.7 million related to this restructuring program, which includes severance and related costs, legal fees, and other costs specific to the execution of this program.

June 2008 Restructuring

On June 17, 2008, the Company initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future.  The Company recorded a total of $0.8 million in restructuring charges related to this action, including $0.2 million included in the discontinued operations category.  We have closed our MIVA Media Italian operations and eliminated other redundant positions within the Company.  Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees, which is expected to involve cash payments totaling approximately $1.0 million that is expected to be completed by February 2009.

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

The Master Services Agreement has a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms.  Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement were expected to be approximately $41.8 million, but as a result of the August 2008 amendment to the Master Services Agreement described below the total is approximately $37.9 million.  As of September 30, 2008, the Company incurred approximately $11.1 million of operating expenses for services received under the agreement since the agreement’s inception.

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

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot, pursuant to which the Company will pay Perot to develop a new global advertiser and distribution partner application called the “Transformation Project”. The Transformation Project involves the development and implementation of one enhanced consolidated global system to replace MIVA Media’s existing Internet advertising management and distribution partner management systems. As part of the Transformation Project, Perot will assist the Company in migrating MIVA Media’s advertisers and distribution partners to the newly developed system.  As of September 30, 2008, in connection with the Transformation Project, we have incurred approximately  $2.0 million of costs, including $1.5 million of cost with Perot, and $0.5 million of internal development costs, all of which has been capitalized and will be amortized over the five year estimated useful life of the software once it is placed in service.

On August 26, 2008, we entered into an amendment of the Master Services Agreement with Perot, which, among other things, allowed us to “in-source” certain functions (MIVA E.U. Information Technology functionality and administration, finance, and accounting support).  These changes took effect immediately and eliminated the related charges for those services without termination fees as called for in the original contract.  In return, we agreed to a reduction in certain SLA requirements, the elimination of benchmarking pricing, a modified termination payment schedule, and a 10 day payment cycle for invoices.

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

During the three and nine months ended September 30, 2008, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2007, filed by us with the SEC on March 14, 2008.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

International revenues accounted for approximately 21.2% and 29.9% of total revenues during the three months ended September 30, 2008 and 2007, respectively.   International revenues accounted for approximately 24.4% and 30.2% of total revenues during the nine months ended September 30, 2008 and 2007, respectively.  International revenues are generated from our foreign subsidiaries and are typically denominated in the local currency of each country.  Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

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

These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary.   Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of our parent company or different subsidiaries result in gains and losses that are reflected in our consolidated statements of operations.  The effect of foreign exchange rate fluctuations on our consolidated financial position for the nine months ended September 30, 2008, was a net translation adjustment of approximately $1.9 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive income.

Interest Rate Risk

Historically, we have been exposed to market rate risk for changes in interest rates due to our short-term investment portfolio.  However, we have not maintained short-term investments since September 2006.  As of September 30, 2008, substantially all of our cash and cash equivalents were held in accounts with a number of financial institutions.  In the event we re-establish short-term investment balances, we expect to follow our historical methodology, which included investing our excess cash in debt instruments of government agencies and high quality corporate issuers.

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

PART II Other Information

Item 1.  Legal Proceedings

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida.  The complaints allege that we and the individual defendants violated Section 10(b) of the Act and that the individual defendants also violated Section 20(a) of the Act as “control persons” of MIVA.  Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

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

Comet Systems, Inc.

The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007.  In the suit the shareholders’ agent contended that our calculation and payment of contingent amounts payable under the merger agreement were not correct and we contended that we calculated and paid the contingent amounts correctly.  On October 22, 2008, the Court granted summary judgment to the plaintiff in the amount of $1.7 million, pre-judgment interest in the amount of $0.6 million, and reimbursement of attorney fees of $0.1 million.  Therefore, we reserved approximately $2.4 million for this judgment as accrued expenses in our condensed consolidated balance sheet as of September 30, 2008.  We are evaluating our appellate options regarding this matter. We believe our accruals established for this matter are adequate.

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

Lane’s Gifts and Collectibles Litigation

As previously disclosed we entered into an agreement with the plaintiffs to settle this case in January 2008 and received court approval in April 2008.  Under the settlement agreement, all claims against us, including our indemnification obligations to a co-defendant, were dismissed without presumption or admission of any liability or wrongdoing.  Pursuant to the agreement, we established a settlement fund of $3,936,812, of which $1,312,270 was accrued as litigation settlement expense as of December 31, 2007 and paid, in June 2008, for plaintiffs’ attorneys’ fees and class representative incentive awards, and the balance is in advertising credits relating to the class members’ advertising spending with us during the class period.  Advertising credits will be recorded as reductions to revenues in the periods they are redeemed.  For the nine months ended September 30, 2008, approximately $15,000 in advertising credits were redeemed.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

Except for the accrual for the Comet Systems, Inc. judgment, no other accruals for potential losses for litigation are recorded as of September 30, 2008, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

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

As of September 30, 2008, we had stock options outstanding to purchase a total of approximately 1.65 million shares at a weighted average price of $8.90 per share under our stock incentive plans.

Also, as of September 30, 2008, we had 2.5 million restricted stock units outstanding including approximately 0.5 million in restricted stock units that would vest upon the Company’s common stock reaching, and closing, at share prices ranging from $4.00 to $12.00 for ten consecutive trading days.  The remaining approximate 2.0 million restricted stock units will vest in equal increments on January 2nd in years 2009, 2010, 2011 and 2012.  If outstanding stock options are exercised or restricted stock units vest, significant dilution will occur to our stockholders.

We cannot predict our future capital needs and may not be able to secure additional financing.

We currently anticipate that our cash and cash equivalents as of September 30, 2008 of approximately $11.2 million, in combination with a line of credit agreement with Bridge Bank of up to $10.0 million, will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.  Availability under the Bridge Bank line of credit is based on a number of factors including eligible accounts receivable balances.  Using eligible accounts receivable balances as of September 30, 2008, we would have been eligible to draw down approximately $6.5 million under this line of credit. In connection with establishing the line of credit, the Company incurred fees payable to the bank and to the Company’s financial advisor and placement agent totaling approximately $0.8 million. However, if we breach any of our covenants or are unable to comply with the required financial ratios under our Loan Agreement, the lenders could elect to declare all borrowings outstanding under the Loan Agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts outstanding.

Our future liquidity and capital requirements will depend on numerous factors.  Our ability to meet financial targets, fund restructurings, and the impact of general adverse economic conditions will affect our Capital Requirements. We may also have increased capital requirements in order to respond to competitive pressures.  In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.  As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement.  There can be no assurance that any financing arrangements will be available in amounts, or on terms, acceptable to us, if at all.

Our stock price may result in our failure to maintain NASDAQ Marketplace Rules related to minimum stock price requirements, which could result in NASDAQ delisting our common stock.

NASDAQ Marketplace Rules require us to maintain a closing bid price of $1.00 per share for our common stock.  In the event that our common stock closing bid price falls below $1.00 per share for 30 consecutive business days we would likely receive notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from the NASDAQ Global Market if we were unable to maintain the requisite minimum stock price during the subsequent probationary period. On October 16, 2008 we received notice from NASDAQ immediately suspending the enforcement of the rules requiring the minimum $1.00 closing bid price.  In addition NASDAQ also suspended the enforcement of the rules requiring a minimum market value of publicly held shares.  This suspension will remain in effect through January 16, 2009 at which time these rules are expected to be reinstated.

Recently our stock price has traded below $1.00 and even though we received a temporary reprieve from this notice, if our stock continues to trade below $1.00 once the rules are reinstated we would likely receive notice from NASDAQ that ultimately could lead to the delisting of our stock In the event that we were delisted from the NASDAQ Global Market, our common stock would become significantly less liquid, which would likely adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market.

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

We are in the process of launching and beta testing a new global advertiser and distribution partner platform for MIVA Media that may not meet our expectations in terms of the viability, success, or profitability.

We are in the process of launching and beta testing a new global advertiser and distribution partner application for MIVA Media. The new advertiser and distribution partner application require the expenditure of significant personnel time, money, and other resources. Migration of our advertisers and distribution partners from our existing MIVA Media technology platform to the new global advertiser and distribution partner application is subject to significant risk if advertisers and distribution partners do not embrace the new application.  There can be no assurance that the new global advertiser and distribution partner application will be timely, viable, successful, and profitable or will enjoy the same margins as our historical business. An investor should consider the likelihood of our future success with respect to this initiative to be speculative in light of our limited history in successfully developing, introducing, and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce, or implement the new application or other products or services could materially adversely affect our business, financial condition, and results of operations.

We have recently implemented several restructuring programs that subject our business to additional risks and uncertainties.

During the past two years, we have implemented several restructuring programs that, along with attrition, have significantly reduced our employee headcount and resulted in consolidation of certain of our MIVA Media offices.  At December 31, 2007, we had approximately 230 full-time employees.  We anticipate having approximately 130 employees at December 31, 2008.  We are in the process of closing several of our MIVA Media EU offices and are serving some markets without an in-country employee presence.  There can be no assurance that our new organizational structure will be successful, profitable, meet our expectations, or enjoy the same margins as our historical business.

Our Loan Agreement with Bridge Bank imposes significant restrictions on our business and our use of capital. Failure to comply with these restrictions could result in the acceleration of all of our debt, which we may not be able to repay or refinance.

Our Loan Agreement with Bridge Bank contains a number of covenants that, among other things, generally restrict our ability and certain of our subsidiaries to:

• dispose of assets;

• incur additional indebtedness and issue preferred stock;

• pay dividends or make other distributions;

• enter into certain acquisitions;

• repurchase equity interests or subordinated indebtedness;

• issue or sell equity interests of our subsidiaries;

• encumber our assets; and

• engage in mergers or consolidations or certain other transactions with entities other than subsidiaries and affiliates.

In addition, our Loan Agreement requires us to maintain compliance with certain financial ratios, including leverage ratios, and profitability targets. Our ability to comply with such ratios and targets, meet our debt service obligations, or reduce our total debt is dependent upon our future performance, which may be affected by events beyond our control. There can be no assurance that we will be able to comply with such restrictions and limitations, or that they will not adversely affect our ability to finance our future operations or capital needs, or engage in other business activities that would otherwise be in our interest.

A breach of any of our covenants or our inability to comply with the required financial ratios or profitability targets under the Loan Agreement could result in a default under such Loan Agreement. In the event of any such default, the lenders could elect to declare all borrowings outstanding under such Loan Agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts.  If we were unable to repay the indebtedness upon its acceleration, the lender could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay the amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness, or that we would be able to obtain a waiver to cure the default.

Virtually all of our debt is subject to variable interest rates; and therefore rising interest rates could negatively impact our business.

Borrowings under our Loan Agreement bear interest at a variable rate. In addition, we may incur other variable rate indebtedness in the future. Carrying indebtedness subject to variable interest rates makes us more vulnerable to economic and industry downturns and reduces our flexibility in responding to changing business and economic conditions. Increases in interest rates on this indebtedness would increase our interest expense, which could adversely affect our cash flows and our ability to service our debt as well as our ability to grow the business.

Current borrowings, as well as potential future financings, may substantially increase our current indebtedness.

No assurance can be given that we will be able to generate the cash flows necessary to permit us to meet our payment obligations with respect to our debt. We could be required to incur additional indebtedness to meet these payment obligations. Should we incur additional debt, among other things, such increased indebtedness could:

• adversely affect our ability to expand our business, market our products, and make investments and capital expenditures;

• adversely affect the cost and availability of funds from commercial lenders, debt financing transactions, and other sources; and

• create competitive disadvantages compared to other companies with lower debt levels.

Any inability to service our fixed charges and payment obligations, or the incurrence of additional debt, would have an adverse effect on our cash flows, results of operations and business generally.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2008, we purchased shares in connection with vesting of restricted stock units as described in the table below.

	Issuer Purchases of Equity Securities
	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Period
July 1, 2008 through July 31, 2008	7,252		$1.06	n/a	n/a
Aug. 1, 2008 through Aug 31, 2008	—		—	n/a	n/a
Sept. 1, 2008 through Sept. 30, 2008	—		—	n/a	n/a
Total	7,252	(1)	$1.06	—

(1) Represents shares withheld by us upon the vesting  of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: November 10, 2008	By: /s/ Lowell W. Robinson
Lowell W. Robinson
Chief Financial and Chief Operating Officer
(Duly Authorized Officer and Principal Financial Officer)

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

10.1	a	Compromise Agreement dated August 5, 2008 between MIVA (UK) Limited and Sebastian Bishop.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote Reference

a	Incorporated by reference to the exhibit previously filed on August 5, 2008 with MIVA’s Form 8-k.