Form 10-K
period 2008-12-31
MIVA, INC.
filed 2009-03-31
CIK 1094808

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's common equity held by non-affiliates of the Registrant was approximately $35.2 million on June 30, 2008.

         There were 35,069,239 shares of the Registrant's Common Stock outstanding on February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Explanatory Note

        References to "we," "us," "our," "MIVA" or "the Company" in this Annual Report on Form 10-K mean MIVA, Inc. and its wholly-owned subsidiaries. On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. and certain of its subsidiaries pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of certain balance sheet liabilities, and subject to certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, and post-closing adjustments (the "MIVA Media Sale"). Following the MIVA Media Sale on March 12, 2009, we no longer operate the MIVA Media business and we anticipate restructuring our French subsidiary beginning in the second quarter of 2009. References to the MIVA Media division or business in this Annual Report on Form 10-K are to the MIVA Media business and operations as they were conducted by us prior to the MIVA Media Sale and during the period required to be covered by this report. Please see Part I, Item 1A—Risk Factors and elsewhere in this report for risks you should consider in light of the MIVA Media Sale.

ITEM 1.    BUSINESS

Overview

        We are an Internet company that owns and operates the ALOT product portfolio. We were organized under the laws of the State of Nevada in October 1995 under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation ("BeFirst"). As a result of the merger, BeFirst became our wholly-owned subsidiary. On June 17, 1999, we changed our name to

BeFirst.com and, in September 1999, we changed our name again to FindWhat.com. In September 2004, we reincorporated from the State of Nevada to the State of Delaware, as a result of a merger. The reincorporation did not cause any change in our personnel, management, assets, liabilities, net worth, or the location of our headquarters. In June 2005, we created one global brand name—MIVA.

        During the period covered by this report, we offered a range of products and services through two divisions—MIVA Direct and MIVA Media.

        MIVA Direct offers home page, desktop application and Internet browser toolbar products under the ALOT brand. Our customizable ALOT Home Page, ALOT Desktop and ALOT Toolbar are designed to make the Internet easy for consumers by providing direct access to affinity content and search results. These products generate over 2 million Internet searches per day.

        Prior to the MIVA Media Sale, MIVA Media was an auction based pay-per-click advertising network that we operated across North America and in Europe. MIVA Media connected buyers and sellers online by displaying advertisements in response to consumer search or browsing activity on select Internet properties

MIVA Direct

        Our affinity oriented ALOT products offer consumers direct links to a variety of relevant content and provide search functionality, utilizing search results and ad listings primarily from third-party providers. Our ALOT Home Page website at http://home.alot.com is freely offered to consumers as a default destination for their internet browser and our ALOT Desktop and ALOT Toolbar products are made available as a free, convenient download. We believe our products improve the consumer experience through innovative features including one-click access to Buttons displaying dynamic content such as news headlines and local weather conditions, as well as links to websites featuring searchable content such as cooking recipes and dictionary definitions. Our user footprint generates additional direct marketing opportunities with engaged consumers through e-commerce, comparison shopping, and lead generation programs.

Revenue Model

        The majority of our revenue is generated through Internet search queries at our website. Our products generate search queries to our website http://search.alot.com, where we provide algorithmic and sponsored search functionality to consumers through our contractual relationships with third-party providers. When consumers conduct their search through our website and subsequently click-through on relevant ad listings, MIVA Direct earns a percentage of the total click-through revenue provided by the third-party providers that serviced the advertisement. Our search revenue is not subject to further revenue share arrangements and we recognize 100% of the revenue received.

        In addition to search revenue, our ALOT products display third-party content in Buttons that generate Internet traffic that is monetized through pay-per-click and cost-per-action relationships with publishing partners and advertisers. Our website page-views are also monetized through cost-per-thousand display ads. We are also able to utilize user behavioral data to improve the targeting of our product offerings and to generate other forms of revenue. As we continue to build a consumer audience in various marketable affinity segments, we believe we will be positioned to monetize our properties through behavioral, video and other new advertising formats.

        For the year ended December 31, 2008, Google accounted for approximately 33.3% of our consolidated revenue. Excluding revenue from our MIVA Media business, which we sold in March 2009, Google accounted for approximately 85.7% of our revenue for the year ended December 31, 2008.

Competition

        MIVA Direct competitors include: IAC, MSN, Google, Yahoo!, and Conduit.com. Each of these entities offers a form of online media or entertainment through websites or downloadable products. These offerings can include web search, online news and information and other content and services.

MIVA Media—Pay-Per-Click Advertising and Publishing Network

        Prior to the MIVA Media Sale, MIVA Media operated an online auction based Pay-Per-Click Advertising network within North America and in Europe. Advertisers and advertising agencies used the MIVA Media network to create, manage, and execute targeted pay-per-click advertising campaigns to reach potential customers. MIVA Media then syndicated its advertising listings to online publishers who use the MIVA Media network to generate recurring revenue from their online properties.

Advertiser Overview

        The MIVA Media pay-per-click network primarily operated in the United States, United Kingdom, and France. We offered advertisers a 'bid for position' auction model where the advertiser specified the amount they were willing to pay for their desired placement in our listings.

        We offered a number of targeting options to advertisers depending on their specific campaign objectives. These options included: (1) 'run of network', where advertisers got broad, low-cost, untargeted distribution of their ads; (2) 'keyword targeting', where advertisers specified keywords that triggered their ads to appear on the MIVA Network; and (3) 'precision or custom' targeting where ads were displayed only on a customer selected set of publishers based on the advertiser's objectives.

        Benefits for MIVA Media advertisers included:

  •
  Pay for Results:  advertisers only paid when consumers undertook a predetermined action such as clicking on an ad;

  •
  Range of Targeting Options:  advertisers could choose from a range of targeting methods depending on their specific business objectives;

  •
  Custom Campaign Management:  advertisers could utilize a suite of tools to manage their campaigns. Advertisers had the ability to control, track and monitor their keywords and campaigns. In addition, advertisers controlled their total expenditures and their cost per lead down to the individual click. As a result, advertisers could effectively measure and optimize their return on investment;

  •
  Customer Service:  advertisers could leverage our team of knowledgeable customer service team members to assist in setting-up, testing, evaluating and optimizing their online campaigns.

Publisher Overview

        The MIVA Media publisher network was comprised of third party and MIVA owned online properties, including portals, vertical and category specific content websites, commerce websites, community websites, search engines and directories. We offered our publishers a number of ways to monetize their Internet properties, including a combination of one or more of the following:

  •
  Content Ads:  keyword or contextually targeted pay-per-click ads that were displayed in fully customized implementations alongside website content;

  •
  Search Ads:  pay-per-click ads displayed in response to specific key words entered as search queries or hypertext link clicks; and

  •
  InLine Ads:  pay-per-click ads that appeared when users move their mouse over select keywords within actual editorial content.

Revenue Model

        The MIVA Media business derived its revenue primarily from online advertising by delivering relevant contextual and search ad listings on a pay-for-performance basis. Advertisers and advertising agencies only paid when a predetermined action occurred, such as when an Internet user clicked on an ad.

        The MIVA Media revenue was determined by multiplying the number of ad listing actions by the amount bid for each applicable listing or keyword, less any credits or adjustments. Click-through revenue was earned based on activity to the extent that the advertiser had deposited sufficient funds with us or we believed collection is probable. We recognized 100% of the revenue when an action was taken on the advertiser's listing and then shared a portion of that revenue with the website publisher that displayed the ad listing where the action occurred. Revenue share and other terms varied by website publisher.

        We also generated revenue from a private label agreement that was renewed in 2008. This private label agreement enabled third parties to utilize MIVA's technology platform to offer branded pay-per-click products to advertisers and publishers.

Competition

        MIVA Media's competitors included companies that offer various forms of performance marketing solutions. Typically these competitors serve ad listings to consumers through branded search properties and/or through relationships with third-party website publishers, through an advertising network similar to MIVA Media. Examples of competitors that offer pay-per-click based ad solutions for their own and third-party use include Google, MSN, Yahoo!, IAC/InteractiveCorp (Ask.com), InfoSpace, LookSmart, Marchex and 7Search.

Technology and Operations

MIVA Direct

        Our high-traffic websites and high volume of content and software downloads require a fast, reliable and secure infrastructure that can be easily scaled to maintain acceptable response times under the stress of growth. We believe that we have an infrastructure for MIVA Direct that provides us with a platform from which to operate and grow our business, including core product engineering operations in our New York City location, and redundant offsite co-location facilities and content delivery networks.

MIVA Media

        We believe high traffic, keyword-targeted advertising networks, especially those that distribute their results to third-party partners, require a reliable and secure infrastructure. We believe that we created an infrastructure for MIVA Media that provided us with a platform from which to operate our business, including technical operations in Fort Myers and New York and in hosted facilities in Atlanta, New York City, San Diego, Virginia, and London, which was transitioned to Amsterdam at the end of 2008.

        On May 11, 2007, we entered into a Master Services Agreement with Perot Systems Corporation (the "Master Services Agreement"), pursuant to which we outsourced a portion of our MIVA Media information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions. On February 1, 2009, we entered into an amendment to the Master Services Agreement ("the Amendment"). Under the terms of the amendment, the Master Services Agreement will expire on April 30, 2009, and certain other provisions of the Master Services Agreement have either been modified or terminated. The Amendment was entered as part of our ongoing cost reduction measures and to facilitate the streamlining of our MIVA Media operations and the anticipated operational efficiencies resulting from the Company's new technology platform.

        On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot Systems, pursuant to which the Company paid Perot Systems to develop a new global advertiser and distribution partner application called the "Transformation Project". The Transformation Project involves the development and implementation of a single enhanced consolidated global system to replace MIVA Media's existing Internet advertising management and distribution partner management systems. As of December 31, 2008, in connection with the Transformation Project, we have incurred approximately $2.4 million of costs, including $1.9 million of cost with Perot Systems, and $0.5 million of internal development costs, all of which had been capitalized with a plan to amortize the cost over an estimated useful life of five years. This Transformation Project was sold in March 2009 as part of the MIVA Media Sale.

Intellectual Property

        We rely on a combination of patent, copyright, trademark and trade secret laws, employee and third party nondisclosure agreements, and other intellectual property protection methods to protect our services and related products. We own patents related to our MIVA Direct division and have several patent applications pending for various aspects of our products and services filed with the U.S. Patent and Trademark Office. We own several domestic and international trade and service mark registrations related to our products or services, including U.S. Federal Registration for ALOT® and we have additional registrations pending.

        We relied on a patent license from Yahoo! for the operation of certain portions of our MIVA Media business. We received the license on August 15, 2005, when we settled a patent infringement lawsuit brought by Overture Services ("Overture Services") and Yahoo! Inc. (collectively with Overture Services "Yahoo!") against us regarding U.S. Patent No. 6,269,361 and received a royalty bearing non-exclusive license from Yahoo! regarding certain patents. The license agreement may be terminated by Yahoo! or by us upon the occurrence of certain events, including upon certain material breaches by either party to the agreement or if we were to challenge the validity or enforceability of the Yahoo! patents.

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

        Additionally, the U.S. Congress and some state legislatures have introduced legislation designed to regulate spyware, which has not been precisely defined, but which is often defined as software installed on consumers' computers without their informed consent that is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. Our internal policies prohibit reliance on "spyware" for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings currently provided by our

MIVA Direct division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent to or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers' computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.

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

Employees

        As of December 31, 2008, we had 129 full-time employees. We had approximately 61 employees in marketing, sales and service (which includes, but is not limited to departments such as business development, sales, marketing, customer service, credit transactions, business affairs, corporate development, and affiliate relations), 45 employees in our technical, product development, and product management departments, and 23 in our general and administrative departments.

        Following the MIVA Media Sale in March 2009, we anticipate having approximately 50 employees at March 31, 2009.

        Our MIVA Direct sales and marketing activities are concentrated in New York. Our MIVA Media sales were located in Florida, London, New York, New Jersey, and France.

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

        On March 12, 2009, we completed the MIVA Media Sale. See Part I Explanatory Note for a discussion of the MIVA Media Sale. For risk factors relating to our historical MIVA Media business please see our Form 10-Q for the period ending September 30, 2008.

Risks Related to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and substantially all of our revenue following the MIVA Media Sale and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

        In December 2006, we entered into an agreement with Google pursuant to which we agreed to utilize Google's paid listings and algorithmic search services for approved MIVA Direct websites and applications. We renewed our agreement with Google in November 2008 for a two year term beginning on January 1, 2009. We receive a share of the revenue generated by the paid listing services supplied to us from Google. The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries. For the year ended December 31, 2008, Google accounted for approximately 33.3% of our consolidated revenue. Excluding revenue from our MIVA Media business, which was sold in March 2009, Google accounted for approximately 85.7% of our revenue for the year ended December 31, 2008. Our agreement with Google contains broad termination rights. Google also competes with our MIVA Direct business. If (i) we fail to have websites and applications approved by Google; (ii) Google's performance deteriorates, (iii) we violate Google's guidelines, or (iv) Google exercises its termination rights, we likely will experience a significant decline in revenue and our business operations could be significantly harmed. If any of these circumstances were to occur, we may not be able to find another suitable alternate paid listings provider or otherwise replace the lost revenues.

The success of MIVA Direct is dependent on our ability to maintain and grow our active consumer base.

        MIVA Direct operates a portfolio of consumer-oriented interactive products including toolbars, homepages, desktop and applications. MIVA Direct derives the majority of its revenue from advertisements directed towards consumers. The amount of revenue generated by MIVA Direct is dependent on our ability to maintain and grow our active consumer installed base. Factors that could negatively influence our ability to maintain and grow our active consumer base include, but are not limited to, government regulation, acceptance of our toolbar products by consumers, the availability of advertising to promote our toolbar products, third-party designation of our toolbar and/or other products as undesirable or malicious, user attrition, competition, and sufficiency of capital to purchase advertising. For example, advertising spend at MIVA Direct, which is used to promote and acquire consumers, was strategically reduced throughout 2008 to meet acquisition cost targets and to ensure cash balances were maintained and conserved. We believe this reduction will have a dampening effect on the level of MIVA Direct's revenue in 2009. If we are unable to maintain and grow our active consumer base, it could have a material adverse effect on our business, financial condition, and results of operations.

The business of MIVA Direct is dependent upon our ability to deliver qualified leads to Google, our primary paid listings provider.

        Our primary paid listings provider utilizes MIVA Direct to deliver high quality Internet traffic to its advertisers. We believe our primary paid listings provider will only use our services if we deliver high quality Internet traffic. If our primary paid listings provider is not satisfied with the quality of Internet traffic delivered from us it may take remedial action. We may not be successful in delivering high quality traffic to our primary paid listings provider, which could have a material adverse effect on our business, financial position, and results of operations.

New technologies could limit the effectiveness of our products and services, which would harm our business.

        New technologies may be developed by others that can block the display of ads or sponsored listings or prevent Internet users from downloading our products. Since most of our net revenue is derived from fees paid to us by our advertising feed provider, ad-blocking or similar technology could materially adversely affect our results of operations.

Our business is difficult to evaluate because we have recently sold a significant portion of our business and operate in an emerging and rapidly evolving market.

        We began operating our business in 1998 and since that time we have undergone significant changes:

  •
  we launched the Findwhat.com Network (which subsequently became MIVA Media US) in September 1999;

  •
  in 2004, we acquired several companies, including a U.S. performance-based, keyword-targeted advertising business (B & B Advertising, which subsequently became a part of MIVA Media); a provider of performance-based, keyword-targeted Internet advertising services in Europe (espotting, which subsequently became a part of MIVA Media); and a desktop software company (that is now MIVA Direct);

  •
  in March 2009, we sold our MIVA Media business, which accounted for 61.2% of our consolidated revenues for the fiscal year ended December 31, 2008.

        Accordingly, we have a limited operating history upon which an investor can make an evaluation of the likelihood of our success. As of March 12, 2009, we operate only the MIVA Direct business. Moreover, we derive nearly all of our net revenue from online advertising, which is a rapidly evolving market. An investor should consider the likelihood of our future success to be speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce. To address these risks, we must, among other things:

  •
  maintain and increase our user base;

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

        We have made and anticipate making significant investments in new initiatives related to current and proposed product and service offerings, such as our investments in MIVA Direct. All such new and proposed initiatives require the expenditure of significant time, money, personnel and other resources. There can be no assurance that any of these initiatives will be timely, viable, successful, and profitable or will enjoy the same margins as our historical business. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing, and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce, or implement these or other products or services could materially adversely affect our business, financial condition, and results of operations.

We have recently divested our MIVA Media Division pursuant to an Asset Purchase Agreement and we have certain ongoing obligations to the buyer.

        In March 2009, we sold our MIVA Media division pursuant to an Asset Purchase Agreement. Under the terms of the Asset Purchase Agreement, we made certain representations and warranties and covenants in favor of the buyer and we have certain indemnification obligations to the buyer. Because the transaction was structured as an asset purchase, we also retained potential liability to third parties for the pre-closing operation of the MIVA Media business. These obligations and retained liabilities could subject us to potential claims in the future, which could result in the diversion of management's time and attention and could cause us to incur expenditures defending ourselves against such claims or could cause us to have to make payments to the buyer or third parties.

        In addition, in connection with the MIVA Media Sale, we agreed to provide to the buyer and receive from the buyer certain transition services. Examples of services under the arrangement include finance, accounting, technology, office space, expense reimbursement and similar matters. If (i) the buyer of our MIVA Media division breaches its obligations under these agreements, (ii) we are unable to fulfill our obligations to provide services, or (iii) we are unable to obtain required consents to the transactions, it could materially adversely affect our business, financial condition, and results of operations.

We have in the past and may in the future implement restructuring programs, which may subject us to claims and liabilities.

        Over the past few years, we have implemented a number of restructuring programs to reduce our headcount, reduce expenses and streamline our operations. We may implement further restructurings in the future, and we anticipate restructuring our French subsidiary beginning in the second quarter of 2009. These restructurings may subject us to claims and liabilities from employees and third parties, which could result in us making payments to such persons and could materially adversely affect our financial condition.

We face substantial and increasing competition in the market for Internet-based marketing services.

        We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include MSN, Google, Yahoo!, IAC/InteractiveCorp (Ask.com) and Conduit.com. Our principal competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, and other resources than we have. These competitors historically have developed and expanded their portfolios of products and services more rapidly than we have. In addition, these and other competitors may have or obtain certain intellectual property rights that may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing aggressively in research and development, and competing more aggressively for consumers. We expect that these competitors will increasingly use their financial and technological resources to compete with us.

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

        Our success depends on providing products and services that provide consumers with a high quality Internet experience. Our competitors are constantly developing innovative Internet products. As a result, we must continue to seek to enhance our technology and our existing products and services and introduce new high-quality products and services that businesses and/or consumers will use. Our success will depend, in part, on our ability to:

  •
  enhance and improve the responsiveness and functionality of our Internet products and our other primary traffic services;

  •
  license, develop or acquire technologies useful in our business on a timely basis, to enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of the business; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        Because our markets are still developing and rapidly changing, we must allocate our resources based on our predictions as to the future development of the Internet and our markets. These predictions ultimately may not prove to be accurate. If our competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing services, technology and systems may become obsolete and we may not have the funds or technical know-how to upgrade our services, technology and systems. If we are unable to predict user preferences or industry changes, or to modify our products and services on a timely basis, we may lose consumers, which could cause a material adverse effect on our business, financial condition, and results of operations.

We have in the past and may in the future incur impairment charges that could materially adversely affect our earnings and our operating results.

        Our total assets as of December 31, 2008 include $5.0 million in tangible assets. We assess whether indicators of impairment are present and perform the necessary analysis to ensure the carrying value of our tangible assets are substantiated. If future operating performance at our MIVA Direct business does not meet expectations, we may be required to reflect, under current applicable accounting rules, non-cash charges to operating results for impairment. The recognition of an impairment of a significant portion of tangible assets would negatively affect our results of operations and total capitalization, the effect of which could be material.

        During the fourth quarter of 2008, in connection with our annual impairment testing we performed a step 1 impairment test of our two reporting units, Searchfeed and Miva Direct, with remaining recorded indefinite lived intangible assets and goodwill for potential impairment. As a result of this analysis, we determined that the estimated fair value of the reporting units exceeded their carrying values, which could result in potential impairment. We then performed an assessment of the long-lived assets of our Searchfeed and MIVA Direct divisions and determined these assets were impaired under the provisions of Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset ("SFAS 144")". Accordingly, in the fourth quarter of 2008, we recorded approximately $2.9 million in non-cash impairment charges to reduce the carrying value of the remaining long-lived tangible and intangible assets to their estimated fair values. We then performed a step 2 impairment test to determine if the remaining carrying values of recorded goodwill and other indefinite lived intangible assets, in these divisions was impaired under the provisions of Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). The step 2 impairment test resulted in a non-cash impairment charge of $14.7 million and $1.1 million, respectively, to reduce the carrying value of goodwill, and other indefinite lived intangible assets to their implied fair value. As a result of these impairment charges, the carrying value of all of the Company's goodwill and other indefinite lived intangible assets was reduced to zero as of December 31, 2008.

        In the fourth quarter of 2007, as a result of continued operating losses related to our MIVA Media US business, we performed an impairment analysis to determine recoverability of the recorded long-lived assets of this division. As a result of this analysis, we determined that certain long-lived assets of our MIVA Media US division were impaired under the provisions of SFAS No. 144. During the fourth quarter of 2007, we recorded approximately $4.7 million in non-cash impairment charges to reduce the carrying value of certain long-lived tangible and intangible assets to their estimated fair value.

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

        We will continue to assess the potential of impairment for tangible assets and other long-lived assets in future periods in accordance with SFAS 144. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.

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

        To succeed, we must grow. We may make additional acquisitions in the future as part of our growth initiatives. These may include acquisitions of international companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which we have little or no experience. Additionally, we may fail to achieve anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following:

  •
  we may incur substantial costs, delays, or other operational or financial problems in integrating acquired businesses, including integrating each company's accounting, management information, human resource, and other administrative systems to permit effective management;

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

        In 2004, we grew rapidly through multiple acquisitions and a significant merger and these events assisted in achieving higher than normal growth rates. In March 2009, we divested a significant portion of our business through the sale of our MIVA Media division. We may not be able to return to the 2004 historical growth rates and our future growth rates may continue to decline as a result of various factors. Additionally, our growth rate could continue to decline into and throughout 2009, due to, among other things:

  •
  reduction in advertising spend at MIVA Direct throughout 2008, which we believe will have a dampening effect on the level of MIVA Direct's revenue in 2009;

  •
  operating in an environment of increased competition both domestically and internationally;

  •
  increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales, advertising and marketing expenses, and increased public company costs; and

  •
  increased expenditures as a result of our divested operations.

Certain members of our management team and many of our employees have recently joined us and must be integrated into our operations.

        As of December 31, 2008, we had 129 full-time employees. Our new employees include certain key managerial, technical, financial, marketing, and operations personnel, including our Chief Financial Officer who joined the company in December 2006 and was named Chief Financial Officer in March 2009. Some of our new employees may not yet have been fully integrated into our operations. Our failure to attract and fully integrate our new employees into our operations or to successfully manage and retain such employees could have a material adverse effect on our business, financial condition, and results of operations.

We depend on third parties for certain software and services to operate our business.

        We depend on third-party software and services to operate our business. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software on commercially reasonable terms would have a material adverse effect on our business, financial condition, and results of operations. We also are dependent on third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our business can function properly and our websites can handle current and anticipated traffic. We currently have contracts with certain telecommunications providers for these services. Any restrictions or interruption in our connection to the Internet, or any failure of these third-party providers to handle current or higher volumes of use, could have a material adverse effect on our business, financial condition, and results of operations, and our brand could be damaged if clients or prospective clients believe our system is unreliable. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We have experienced occasional system interruptions in the past and we cannot assure you that such interruptions will not occur again in the future.

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

        We depend upon confidentiality agreements with specific employees, consultants, and subcontractors to maintain the proprietary nature of our technology. These measures may not afford us sufficient protection, and others may independently develop know-how and services similar to ours, otherwise avoid our confidentiality agreements, or produce patents and copyrights that would materially adversely affect our business, financial condition, and results of operations.

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

        We have historically experienced, and may continue to experience, seasonal fluctuations in the number of click-throughs to advertisements available to MIVA Direct. Historically, during the first and fourth quarters of each calendar year, we have realized more activity than the second and third quarters, due to increased overall Internet usage during the first and fourth quarters related to colder weather and holiday purchases. These seasonal fluctuations may continue in the future.

We are subject to a patent settlement and license agreement from Yahoo! for certain portions of a divested business.

        We are subject to a patent settlement and license agreement from Yahoo! for certain portions of our MIVA Media business that were divested in March 2009. On August 15, 2005, we settled a patent infringement lawsuit brought by Overture Services ("Overture Services") and Yahoo!, Inc. (collectively with Overture Services, "Yahoo!") against us regarding U.S. Patent No. 6,269,361 and took a royalty bearing non-exclusive license from Yahoo! regarding certain patents. We divested our MIVA Media business in March 2009; however, we are still subject to the terms of and have continuing obligations, including for the payment of minimum royalty fees, under the settlement and license agreement, which requires minimum payments totaling $1,200,000 through August 2010. The settlement and license agreement contains terms and conditions that may be unacceptable to a third party and could negatively impact our ability to be sold or enter into a change of control transaction.

We cannot predict our future capital needs and may not be able to secure additional financing.

        We have no material long-term agreements or short-term commitments for the funding of capital expenditures. We currently anticipate that our cash and cash equivalents of $6.7 million as of December 31, 2008, along with the proceeds of the MIVA Media Sale and cash inflows during 2009, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months.

        Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described in this report. As we require additional capital resources, we may seek to sell debt securities or additional equity securities, or obtain a bank line of credit. There can be no assurance that any financing arrangements will be available in amounts, or on terms, acceptable to us, if at all.

Our loan agreement with Bridge Bank imposes significant restrictions. Failure to comply with these restrictions could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance.

        On November 7, 2008, we entered into a Loan and Security Agreement with Bridge Bank, N.A., which provides for a revolving credit facility of up to $10.0 million. The Loan Agreement contains a number of covenants that, among other things, restrict our ability and certain of our subsidiaries to:

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

        In connection with the MIVA Media Sale, we entered into a Consent and Amendment to the Loan Agreement with Bridge Bank. The Amendment required us to repay from the MIVA Media Sale all outstanding advances plus any accrued interest in the amount of approximately $4.4 million. In addition, the Amendment suspended any further borrowings under the Loan Agreement until new terms and conditions for borrowing are agreed to between Bridge Bank and us. Our ability to comply with the provisions of the Loan Agreement, including any subsequent amendment, will be dependent upon our future performance, which may be affected by events beyond our control. There can be no assurance that we will be able to successfully renegotiate the borrowing base or any other loan covenants, and if they are renegotiated, comply with such restrictions and limitations, or that they will not adversely affect our ability to finance our future operations or capital needs, or engage in other business activities that would otherwise be in our interest.

        A breach of any of our covenants or our inability to comply with the required financial ratios or profitability targets under the Loan Agreement could result in a default under the Loan Agreement. In the event of any such default, Bridge Bank could elect to declare all borrowings outstanding under such Loan Agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, Bridge Bank could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay the amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness, or that we would be able to obtain a waiver to cure any such default.

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

        No assurance can be given that we will be able to generate the cash flows necessary to permit us to meet our payment obligations with respect to our debt. We could be required to incur additional indebtedness to meet these payment obligations and there is no assurance that we would be able to secure such financing on acceptable terms or at all, especially in light of the current economic, credit and capital markets environment. Should we incur additional debt, among other things, such increased indebtedness could:

  •
  adversely affect our ability to expand our business, market our products, and make investments and capital expenditures;

  •
  adversely affect the cost and availability of funds from commercial lenders, debt financing transactions, and other sources; and

  •
  create competitive disadvantages compared to other companies with lower debt levels.

        Any inability to service our fixed charges and payment obligations, or the incurrence of additional debt, would have a material adverse effect on our cash flows, results of operations and business.

We are subject to income taxes in both the United States and numerous international jurisdictions.

        We are subject to income taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable and appropriate, the final determination of tax audits and any related tax litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of tax audits or tax litigation, our income tax provision, net loss, or cash flows in the period or periods for which that determination is made could be materially adversely affected.

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

  •
  other consumer protection laws.

        Legislation has also been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but often defined as software installed on consumers' computers without their informed consent and designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. We do not rely on spyware for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our MIVA Direct division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers' computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted which makes the consent, notice or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms. The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services, which could, in turn:

  •
  decrease the demand for our services;

  •
  increase our cost of doing business;

  •
  preclude us from developing additional products or services;

  •
  result in adverse publicity to us; and

  •
  subject us to fines, litigation, or criminal penalties, enjoin us from conducting our business or providing any of our services, otherwise have a material adverse effect on our business, financial condition, and results of operations, or result in a substantial decline in the market price of our common stock.

        The regulatory environment with respect to online marketing practices is also evolving. The Federal Trade Commission, or FTC, has increasingly focused on issues affecting online marketing, particularly online privacy and security issues. One of the key areas of focus for the FTC is the difference between spyware and ad-serving software, such as our downloadable toolbar applications.

        New legislation, which could be proposed or enacted at any time in the future, new regulations or changes in the regulatory climate, or the expansion, enforcement or interpretation of existing laws could prevent us from offering some or all of our services or expose us to additional costs and expenses requiring substantial changes to our business or otherwise substantially harm our business.

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

        Our current and future business activities may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark, or patent infringement. We are aware of allegations from time to time concerning these types of claims and in particular in respect of copyright and trademark infringement claims. While we believe that we have defenses to these types of claims under appropriate trademark legislation, we may not prevail in our defenses to any intellectual property infringement claims. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation of our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of our management's time and attention.

Risks Relating to an Investment in Our Common Stock

Our stock price may result in our failure to maintain NASDAQ Marketplace Rules related to minimum stock price requirements, which could result in NASDAQ delisting our common stock.

        NASDAQ Marketplace Rules require us to have a minimum closing bid price of $1.00 per share for our common stock. In the event that our common stock closing bid price falls below $1.00 per share for 30 consecutive business days we would likely receive notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from the NASDAQ Global Market if we were unable to maintain the requisite minimum stock price during the subsequent probationary period. On October 16, 2008 we received notice from NASDAQ immediately suspending the enforcement of the rules requiring the minimum $1.00 closing bid price. In addition, NASDAQ also suspended the enforcement of the rules requiring a minimum market value of publicly held shares. The suspension of the minimum bid price and market value will remain in effect through April 30, 2009 at which time these rules are expected to be reinstated unless they are further extended.

        Recently our stock price has traded below $1.00 and even though we received a temporary reprieve from this notice, if our stock continues to trade below $1.00 once the rules are reinstated we would likely receive notice from NASDAQ that ultimately could lead to the delisting of our stock. In the event that we were delisted from the NASDAQ Global Market, our common stock would become significantly less liquid, which would likely adversely affect its value. Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market.

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

  •
  our ability to continue to attract and retain users and paid listings providers;

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

        In addition, the stock market has experienced significant price and volume fluctuations that particularly have affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. Following periods of volatility in the market price of a company's securities such as we have recently experienced, securities class action litigation is often instituted against such a company, as we have recently had a number of such suits instituted against us. See "We have had a number of purported class action lawsuits filed against us and certain of our officers and directors alleging violations of securities laws" below. This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition, and results of operations.

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.

        As of December 31, 2008, we had stock options outstanding to purchase a total of approximately 1.6 million shares at an average weighted price of $8.94 per share under our stock incentive plans.

        Also, as of December 31, 2008, we had approximately 2.3 million restricted stock units outstanding including approximately 0.3 million in restricted stock units that would vest upon the Company's common stock reaching, and closing, at share prices exceeding $4.00 per share for ten consecutive trading days. Additionally, approximately 0.2 million shares would vest under similar vesting criteria but with stock prices of $8.00, $10.00 and $12.00, respectively. The remaining approximate 1.8 million restricted stock units will vest predominately over the next three years in equal increments. Any such exercise of outstanding stock options or vesting of restricted stock units will dilute our shareholders' ownership interest.

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

        If it is determined that we or our officers or directors have engaged in the types of activities alleged by these plaintiffs, we and our officers and directors could be subject to damages and may be subject to further prosecution. Regardless of the outcome, these litigations could have a material adverse impact on us because of harm to our and our officers' and directors' reputations, defense costs, diversion of management's attention and resources, and other factors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our primary administrative, sales, customer service, and technical facilities are leased in Fort Myers, Florida and London, U.K., which have historically served as the headquarters for MIVA Media US and MIVA Media Europe, respectively. We also lease offices both domestically and internationally as follows: New York, New York; Paris, France; Hamburg and Munich, Germany; Bridgewater, New Jersey; and other cities in the United States and Europe, which have served as regional business development and sales offices. Additionally, we maintain technical data center operations with third-party hosting facilities in the following locations: Atlanta, Georgia; Sterling, Virginia; San Diego, California; London; and Amsterdam.

Operating Leases

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

Subleases

        During the fourth quarter of 2008, we entered into two separate and non-cancelable sublease agreements covering the remaining lease obligations periods in both Germany (Hamburg) and France (Paris) leases with unrelated third parties. The sublease payments are expected to be received ratably over the next 12 months.

        In August 2007, we entered into a real estate sublease agreement with an unrelated party to sublease 20,171 square feet (approximately 50% of our rented space) in our office located in Fort Myers, Florida. The term of the sublease agreement commenced on August 17, 2007 and ends on November 30, 2012, unless certain conditions (as defined) are met for earlier termination.

        As of December 31, 2008, our leased properties provide us with an aggregate of approximately 53,000 square feet for all of our operations. This total does not include our allocated space for our technical data centers as noted above. We believe these facilities are adequate, at this time, for their intended use.

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

        On December 28, 2005, the Court granted Defendants' motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants' motion to dismiss. On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss. On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent. The Court requested additional briefing on the scienter issue, and on February 15, 2008, entered an Order dismissing one of the individual defendants from the lawsuit and limiting the claims that could be brought against another individual defendant. In addition, Plaintiffs previously had moved the Court to certify a putative class of investors, and Defendants had filed briefs in opposition thereto. On March 12, 2008, the Court entered an Order certifying a class of those investors who purchased the Company's common stock from February 23, 2005, to May 4, 2005. The Court also dismissed two of the proposed class representatives for lack of standing. Plaintiffs have served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

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

Comet Systems, Inc.

        The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007. In the suit the shareholders' agent contended that our calculation and payment of contingent amounts payable under the merger agreement were not correct and we contended that we calculated and paid the contingent amounts correctly. On October 22, 2008, the Court granted summary judgment to the plaintiff in the amount of $1.7 million, pre-judgment interest in the amount of $0.6 million, and reimbursement of attorney fees of $0.1 million. After receiving summary judgment we entered into negotiations with the plaintiffs and reached a binding settlement agreement to pay a lesser amount. We agreed to pay $1.875 million to resolve this dispute and made payment, in full, in December 2008.

Other Litigation

        We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

        No accruals for potential losses for litigation are recorded as of December 31, 2008, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so. We expense all legal fees for litigation as incurred.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

        Our common stock trades on the NASDAQ Global Market under the symbol "MIVA." The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market:

	Common Stock Market Price
	High	Low
2008
Fourth Quarter	$0.62	$0.18
Third Quarter	1.11	0.62
Second Quarter	1.93	1.06
First Quarter	2.38	1.40
2007
Fourth Quarter	$4.64	$1.83
Third Quarter	7.43	4.03
Second Quarter	6.53	3.76
First Quarter	4.47	3.64

Stockholders

        We had 266 shareholders of record as of February 28, 2009.

Dividends

        We have never paid cash dividends and currently do not intend to pay cash dividends on our common stock at any time in the near future.

Recent Sales of Unregistered Securities

        We did not make any unregistered sales of our common stock during the 2008 fiscal year.

Issuer Purchases of Equity Securities

        During the three months ended December 31, 2008, we acquired shares in connection with vesting of restricted stock units as described in the table below.

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2008 through Oct. 31, 2008	7,252		$0.62	n/a	n/a
Nov. 1, 2008 through Nov. 30, 2008	—		—	n/a	n/a
Dec. 1, 2008 through Dec. 31, 2008	—		—	n/a	n/a

Total	7,252	(1)	$0.62	—

(1)
Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

ITEM 6.    SELECTED FINANCIAL DATA

        Not applicable as a smaller reporting company.

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

Executive Summary

        During the period covered by this report, we offered a range of products and services through two divisions—MIVA Direct and MIVA Media.

        The majority of our revenue at MVIA Direct is generated through Internet search queries at our website. Our products generate search queries to our website http://search.alot.com, where we provide algorithmic and sponsored search functionality to consumers through our contractual relationships with third-party providers. When consumers conduct their search through our website and subsequently click-through on relevant ad listings, MIVA Direct earns a percentage of the total click-through revenue provided by the third-party providers that serviced the advertisement.

        On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. and certain of its subsidiaries pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of certain balance sheet liabilities, and subject to certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, and post-closing adjustments (the "MIVA Media Sale"). Following the MIVA Media Sale on March 12, 2009, we no longer operate the MIVA Media business and we anticipate restructuring our French subsidiary beginning in the second quarter of 2009. References to the MIVA Media division or business in this Annual Report on Form 10-K are to the MIVA Media business and operations as they were conducted by us prior to the MIVA Media Sale and during the period required to be covered by this report. Please see Part I, Item 1A-Risk Factors and elsewhere in this report for risks you should consider in light of the MIVA Media Sale.

        Prior to the MIVA Media Sale, MIVA Media was an auction based pay-per-click advertising network that we operated across North America and in Europe. MIVA Media connected buyers and sellers online by displaying advertisements in response to consumer search or browsing activity on select Internet properties. MIVA Media derived its revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our consumer audiences on a performance basis.

Recent Developments

Asset Sale—MIVA Media Business

        On March 12, 2009, we completed the MIVA Media Sale. The MIVA Media Sale further streamlined our operations and is another step in our overall strategy of developing and expanding our high margin, consumer-oriented toolbar, homepage and desktop search-related products. As a result of the transaction, we have reduced our total headcount from 129 on December 31, 2008, to approximately 50 we anticipate having at March 31, 2009. This includes transferring approximately 75 MIVA Media and certain corporate staff to the buyer. Our remaining employees will work predominantly out of the Company's New York offices, with a small number of our employees based in our Fort Myers, Florida office.

        We incurred approximately $1.3 million legal and financial advisory fees in connection with the MIVA Media Sale of the MIVA Media business.

Perot Master Services Agreement

        On February 1, 2009, we entered into an amendment ("Amendment") to the Perot Master Services Agreement with Perot Systems, pursuant to which we had outsourced certain of its information technology infrastructure services, application development and customer services functions.

        Under the terms of the amendment, the Master Services Agreement will expire on April 30, 2009, and certain other provisions of the Master Services Agreement have either been modified or terminated. The Amendment was entered as part of our ongoing cost reduction measures and to facilitate the streamlining of our MIVA Media operations and the anticipated operational efficiencies resulting from our new technology platform.

        We expect Perot Systems to continue to provide application development services for our new technology platform and to work with us and the buyer of our MIVA Media assets on the transition of services related to the expiration of the Master Services Agreement. It is also expected that Perot Systems will continue to provide certain network operations monitoring and after-hours support services to us and the buyer of the MIVA Media assets on an ad hoc basis.

        In connection with the Amendment, we have issued a letter of credit to Perot Systems for approximately $1.0 million for a portion of the remaining application development costs related to our new technology platform. Additionally, we expect to incur approximately $0.6 million in fees for transition services under the Amendment. It is expected that these fees will be incurred over February, March and April 2009 as the transition services from Perot Systems are received.

Impairment

        During the fourth quarter of 2008, in connection with our annual impairment testing, we performed a step 1 impairment test of our two reporting units, Searchfeed and Miva Direct, with remaining recorded indefinite lived intangible assets and goodwill for potential impairment. As a result of this analysis, we determined that the estimated fair value of the reporting units exceeded their carrying values, which could result in potential impairment. We then performed an assessment of the long-lived assets of our Searchfeed and MIVA Direct divisions and determined these assets were impaired under the provisions of SFAS No. 144. Accordingly, in the fourth quarter of 2008, we recorded approximately $2.9 million in non-cash impairment charges to reduce the carrying value of the remaining long-lived tangible and intangible assets to their estimated fair values. We then performed a step 2 impairment test to determine if the remaining carrying values of recorded goodwill and other indefinite lived intangible assets in these divisions was impaired under the provisions of SFAS No. 142. The step 2 impairment test resulted in a non-cash impairment charge of $14.7 million and $1.1 million, respectively, to reduce the carrying value of goodwill, and other indefinite lived intangible assets to their implied fair value. As a result of these impairment charges, the carrying value of all of the Company's goodwill and other indefinite lived intangible assets was reduced to zero as of December 31, 2008.

Google Services Agreement

        On November 10, 2008, we entered into an amended and restated Google Services Agreement (the "Google Agreement"), effective January 1, 2009, which amends and restates MIVA's current Google Services Agreement that was to expire on December 31, 2008. Under the Amended and Restated Google Agreement, we agreed to utilize Google's WebSearch, on an exclusive basis, and AdSense Services, on a non-exclusive basis, for approved websites and applications. Approved websites and applications include websites and applications from MIVA Direct that has implemented Google WebSearch and AdSense Services under the prior Google Services Agreement. Pursuant to the terms of the Amended and Restated Google Agreement, we will generate revenues when consumers click through listings to Google advertisers' websites. The Agreement has a term of two years, but contains broad termination rights.

Loan and Security Agreement

        On November 7, 2008, we entered into a Loan and Security Agreement with Bridge Bank. The Loan Agreement provides a revolving credit facility to the Company ("Facility"). Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is equal to 80% of the our eligible U.S. accounts receivable plus the lesser of $3.5 million or 65% of eligible U.K. accounts receivable, with account eligibility measured in accordance with standard determinations. All amounts borrowed under the Facility are secured by a general security interest on the assets of the Company, including the Company's intellectual property, and a pledge of 65% of the outstanding shares of the Company's UK subsidiary, MIVA (UK) Limited. In addition, MIVA (UK) Limited and certain of the Company's domestic subsidiaries are guarantying the Company's obligations under the Facility, to be secured by general security interests in the assets of such companies. Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 1.5%. At December 31, 2008, the Company was eligible to draw down a total of approximately $6.8 million under the Facility, and had drawn down approximately $4.0 million. As of December 31, 2008, of the total $6.7 million in our cash and cash equivalents, and $2.0 million in restricted cash, approximately $2.8 million was held in our account at Bridge Bank. Under the terms of the Loan Agreement, we are required to maintain in an account at Bridge Bank an amount equal to or greater than 50% of the funded loan balance. The Facility expires on November 7, 2010, at which time all outstanding loan advances become due and payable.

        On March 12, 2009, we entered into a Consent and Amendment to Loan and Security Agreement (the "Amendment") with Bridge Bank, which amends certain terms and conditions of the Loan Agreement. Pursuant to the Amendment, MIVA Direct became a borrower under the Loan Agreement and granted a general security interest in its assets to Bridge Bank. The Amendment further provides Bridge Bank's consent to the MIVA Media Sale, provided that the Company was required to repay immediately, out of the proceeds of the MIVA Media Sale, all outstanding advances plus any accrued interest under the Loan Agreement in the amount of approximately $4.4 million. In addition, no further advances will be made under the Loan Agreement until the parties have agreed upon new terms and conditions for borrowing. The Amendment also provides that the letter of credit for the benefit of Perot Systems, Ltd. in the amount of $693,628 issued by Bridge Bank be secured by a cash deposit.

Restructuring

August 2008

        On August 21, 2008, the Company initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office. The restructuring plan evolved to include a workforce reduction of approximately 40 employees, which involved cash payments totaling approximately $2.1 million that is expected to be completed by April 2009. The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts. In the quarter ended September 30, 2008 we recorded a restructuring charge of approximately $2.7 million related to this restructuring program, which includes severance and related costs, legal fees, and other costs specific to the execution of this program. During the fourth quarter of 2008, we recorded additional charges of approximately $0.5 million. These charges are consistent with this restructuring plan and primarily included severance and related costs, legal fees, and other costs specific to the execution of this program.

June 2008

        On June 17, 2008, the Company initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future. The Company recorded a total of $0.8 million in restructuring charges related to this action, excluding the approximate $0.2 million included in the discontinued operations category related to the closure of our Italian operations. We have closed our MIVA Media Italian operations and eliminated other redundant positions within the Company. Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees, which is expected to involve cash payments totaling approximately $1.0 million, and that was completed in February 2009.

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

  •
  Contractual obligations

  •
  Use of estimates and critical accounting policies

RESULTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

        We commercially launched the MIVA Media North America Network in September 1999, our first private label agreement commenced in September 2002, we acquired: (i) MIVA Small Business Solutions, Inc. ("MSB") in January 2004; (ii) MIVA Direct, Inc. ("MIVA Direct") in March 2004; and (iii) the assets of B&B Enterprises, Inc. (now B&B Advertising, Inc. or "B&B") in June 2004. In July 2004, through a subsidiary, we merged with MIVA Media International, Inc. (formerly Espotting Media, Inc.). We changed our name to MIVA, Inc. in June 2005, and at the same time also changed the names of many of our customer facing subsidiaries.

        We did not complete any acquisitions or mergers in the years ended December 31, 2008, or 2007. However, as of August 1, 2007, we divested our MIVA Small Business division as it was inconsistent with our current and future strategic goals. Its results are included in discontinued operations for the 2007 reporting period. In addition, on June 17, 2008, we initiated a restructuring plan that included, among other things, closing the MIVA Media Italian operations and accordingly their results are included in discontinued operations for both the 2007 and 2008 reporting periods.

Revenue

        During 2008, we recorded revenue of $116.4 million, a decrease of approximately 23.0% from the $151.1 million recorded in 2007. For the year ended December 31, 2008, MIVA Media recorded revenue of $75.1 million, a decrease of approximately 24.3% from the $99.2 million recorded in the same period in 2007. For the year ended December 31, 2008, MIVA Direct recorded revenue of $41.3 million, a decrease of approximately 20.5% from the $51.9 million recorded in the same period in 2007. Additionally, MIVA Direct, as a percentage of total revenue, increased from approximately 34.4% for the year ended December 31, 2007 to approximately 35.5% in the same period in 2008.

        A significant portion of our revenue decline at MIVA Media was attributed to the performance of MIVA Media Europe. Revenue at MIVA Media Europe declined $17.7 million, or 40.0% for the year ended December 31, 2008 compared to the same period in 2007. Revenue at MIVA Media US declined $6.3 million or 11.6% for the year ended December 31, 2008, compared to the same period in 2007.

        A portion of the revenue decline at MIVA Media resulted from the restructuring actions we undertook to exit unprofitable revenue streams and operations in Europe. Additionally, some of the revenue decline at MIVA Media across both US and EU is also attributed to a decrease in our average revenue per click. Our average revenue per click in any given period is determined by dividing total click-through revenue by the number of paid clicks recorded during that same period. We have experienced declines in our average revenue per click for both our MIVA Media US and MIVA Media Europe operations since 2004. The decline in our average revenue per click may be caused by a number of factors, including, among others: (i) our overall mix of traffic sources; (ii) the bid prices submitted by our advertisers for a keyword advertisement; (iii) the bid prices of the more frequently clicked keyword terms; (iv) delayed updates to the MIVA Media technology platform; (v) general economic conditions; and the nexus between the five.

        Additional factors negatively impacting our revenue at MIVA Media for the year ended December 31, 2008, include: (i) spending volatility from a segment of advertisers based on their needs and general economic conditions; (ii) the inability of certain advertisers to monetize large blocks of remnant keyword traffic; (iii) the impact of our on-going initiative to attempt to pro-actively screen Internet traffic sources to ensure that less desirable sources of Internet traffic are not sent to our advertiser base; and (iv) increased advertiser dissatisfaction with the limited features and functionality available in our legacy MIVA Media platform.

        Our revenue decline at MIVA Direct for the year ended December 31, 2008, compared to the same period in 2007 is due primarily to a decline in our active toolbar installed base partially offset by increased revenue per user. Distribution of our new ALOT branded toolbars during the year ended December 31, 2008, increased at a rate sufficient to grow our active ALOT live user count from 1.0 million on December 31, 2007, to 3.1 million as of December 31, 2008. This growth combined with increased revenue per user performance metrics as compared to our legacy brands contributed to comparable growth in revenue contribution by the ALOT branded products. Distribution during the same periods in our legacy brands declined from 6.1 million to 1.6 million, as did revenue per user rates, leading to an overall decline in revenue contributed by legacy branded products. The decline in distribution and revenue from legacy brands outpaced the growth rate of ALOT branded products, leading to a net decline in total MIVA Direct revenue in the year ended December 31, 2008, as compared to the same period in 2007. Additionally, we believe the decline in our total active toolbar installed base is due in part to the following reasons: (i) reduction in advertising spend from approximately $31.1 million in 2007 to approximately $26.5 million in 2008, a 14.8% decrease primarily to assist in conserving cash balances; (ii) in Q1 2008 we experienced problems with a toolbar advertising partner that negatively impacted our ability to distribute our products; (iii) challenges in obtaining display advertising that met our conversion criteria; and (iv) general adverse economic conditions. We believe the foregoing factors will have a dampening effect on the level of MIVA Direct's revenue in 2009.

        We are actively seeking to stop the decline in our active toolbar installed base. We are focusing on cost effective distribution of our ALOT branded products and limited distribution of our legacy brand because ALOT branded products deliver approximately 50% higher revenue per user rate than our legacy brands. Examples of on-going initiatives to expand distribution of ALOT products include: (i) diversifying our product line to include new platforms like Desktop, (ii) adding widget content to our products to expand the number of marketable verticals, (iii) optimizing landing pages for our advertisements, and (iv) seeking new distribution relationships. If our efforts to improve our active toolbars installed base is not successful, it will have a material adverse impact on our business, financial condition, and results of operations.

        For the years ended December 31, 2008 and 2007, one customer of our MIVA Direct division, Google, accounted for approximately 33.3% and 28.8% of our consolidated revenue, respectively.

        For the years ended December 31, 2008 and 2007, we did not have any individually significant distribution partner that represented over 10% of our consolidated revenue.

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

        We plan to continue our efforts to invest in our MIVA Direct business. We cannot assure you that any of these efforts will be successful.

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

        Cost of services decreased $14.2 million or 19.9% from the year ended December 31, 2008 to the comparable period in 2007. This decrease is primarily the result of a reduction in our traffic acquisition costs of approximately $10.9 million. Our traffic acquisition costs are calculated as a percentage of recorded revenue, therefore as our revenue declines a corresponding decrease will be realized in our traffic acquisition costs. Additionally, categories that decreased in 2008 from 2007 were the following: salaries, benefits, and other employee expenses ($1.0 million), including the effects of the February 2008 and June 2008 workforce reductions; depreciation and amortization expense ($2.3 million); and technology and telecom related expenses ($0.2 million). Offsetting these decreases was an increase in 2008 from 2007 in consulting and outside services of approximately $0.2 million.

        Cost of services for the year ended December 31, 2008, compared to the same period in 2007, increased as a percentage of revenue from 47.4% to 49.5%. This increase is partially due to the revenue mix and related traffic acquisition costs within our domestic and international operations, and also attributed to the increase (34.4% to 35.5%) in MIVA Direct's revenue (which has more favorable margins) as a percentage of the consolidated revenue.

Operating Expenses

        Operating expenses for the years ended December 31, 2008 and 2007, were as follows (in millions):

	For the Year Ended December 31,
			2008 vs. 2007
	2008	2007
Marketing, sales, and service	$37.1	$47.8	(10.7)
General and administrative	30.3	33.7	(3.4)
Product development	4.9	5.9	(1.0)

Subtotal	72.3	87.4	(15.1)
Impairment loss on goodwill and other assets	18.7	20.1	(1.4)
Amortization	2.2	4.9	(2.7)
Litigation settlement	1.7	1.3	0.4
Restructuring Charges	4.2	2.8	1.4

Total	$99.1	$116.5	$(17.4)

        Operating expenses as a percent of revenue for the years ended December 31, 2008 and 2007, were as follows:

	For the Year Ended December 31,
			2008 vs. 2007
	2008	2007
Marketing, sales, and service	31.9%	31.6%	(0.3)%
General and administrative	26.0%	22.3%	(3.7)%
Product development	4.2%	3.9%	(0.3)%

Subtotal	62.1%	57.8%	(4.3)%
Impairment loss on goodwill and other assets	16.1%	13.3%	(2.8)%
Amortization	1.9%	3.2%	1.3%
Litigation settlement	1.5%	0.9%	(0.6)%
Restructuring Charges	3.6%	1.9%	(1.7)%

Total	85.2%	77.1%	(8.1)%

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

        Marketing, sales, and services decreased by $10.7 million for the year ended December 31, 2008, as compared to the same period in 2007. The primary reason for this decrease was recognized in the following categories: salaries, benefits, and other employee expenses ($4.1 million), inclusive of the effects of the 2008 workforce reductions; advertising expense ($6.2 million); public relations related expenses ($0.2 million); travel related expenses ($0.2 million); and consulting and outside services ($0.1 million). With respect to the $6.2 million decrease in advertising expense from 2007 to 2008, $4.6 million was associated directly with the ad spend in our MIVA Direct division. This ad spend which is used to promote and acquire consumers, was strategically reduced throughout 2008 to meet acquisition cost targets and to ensure cash balances were maintained and conserved. We believe this reduction will have a dampening effect on the level of MIVA Direct's revenue in 2009. Offsetting these decreases was an increase in miscellaneous expenses of $0.1 million, which is mainly attributed to non-recurring expenses.

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

        General and administrative expenses decreased by $3.4 million in the year ended December 31, 2008, compared to the same period in the previous year. Decreases were recognized in the following categories: salaries, benefits, and other employee expenses ($3.1 million), including the effects of the 2008 workforce reductions; rent and related expenses ($2.4 million); travel related expenses ($0.6 million); and a decrease in depreciation and amortization expenses ($0.4 million). Offsetting these decreases were increases in consulting and outside services ($2.4 million) related to the additional expenses with Perot; and bad debt expense ($0.7 million) due to specific bad debt reserves identified in the US ($0.2 million) and within our European operations ($0.5 million).

Product development

        Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services, and depreciation for related equipment used in product development.

        Product development costs decreased $1.0 million for the year ended December 31, 2008, as compared to the same period in 2007. Decreases are reflected in the following categories: salaries, benefits, and other employee expenses ($1.1 million); and travel related expenses ($0.1 million). These decreases were offset by increased spending in public relations and promotional expenses ($0.2 million).

Impairment loss

        We review goodwill and other indefinite-lived intangible assets for indicators of impairment in accordance with SFAS No. 142, annually. The provisions of SFAS 142 require that a two-step impairment test be performed. In the first step, a comparison of the fair value of the reporting unit to its carrying value is performed. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill and other indefinite-lived intangible assets are not considered impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. If the carrying value of the reporting unit's goodwill exceeds its implied fair value, we record an impairment charge equal to this calculated difference. Determining the fair value of the reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but these assumptions are inherently uncertain and unpredictable. Future results may differ from these estimates and the differences may be material.

        In addition, we evaluate a reporting unit for impairment if events or circumstances change between annual tests, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; (iii) a more likely than not expectation that a reporting unit or a significant portion thereof will be sold; (iv) continued or sustained losses at a reporting unit; (v) a significant decline in our market capitalization as compared to our book value or (iv) the testing for recoverability under SFAS 144 of a significant asset group within the reporting unit.

        In the years ended December 31, 2008 and 2007, we have recorded the following impairments:

        During the fourth quarter of 2008, in connection with our annual impairment testing, we performed a step 1 impairment test of our two reporting units, Searchfeed and Miva Direct, with remaining recorded indefinite lived intangible assets and goodwill for potential impairment. As a result of this analysis, we determined that the estimated fair value of the reporting units exceeded their carrying values, which could result in potential impairment. We then performed an assessment of the long-lived assets of our Searchfeed and MIVA Direct divisions and determined these assets were impaired under the provisions of SFAS No. 144. Accordingly, in the fourth quarter of 2008, we recorded approximately $2.9 million in non-cash impairment charges to reduce the carrying value of the remaining long-lived tangible and intangible assets to their estimated fair values. We then performed a step 2 impairment test to determine if the remaining carrying values of recorded goodwill and other indefinite lived intangible assets in these divisions was impaired under the provisions of SFAS No. 142. The step 2 impairment test resulted in a non-cash impairment charge of $14.7 million and $1.1 million, respectively, to reduce the carrying value of goodwill and other indefinite lived intangible assets to their implied fair value. As a result of these impairment charges, the carrying value of all of the Company's goodwill and other indefinite lived intangible assets was reduced to zero as of December 31, 2008.

        In the second quarter of 2007, our revenue and earnings forecasts were updated for each of our divisions to reflect events that occurred during the quarter that updated our expected business prospects. Our MIVA Media Europe division's forecasts were particularly negatively affected by the continuation of the overall trends in declining traffic sources and the average traffic provided by: our distribution partners; slower than anticipated deployment of new services; and other factors. As a result of these indicators, we performed a test to determine if the carrying amount of goodwill and other long-lived assets at MIVA Media Europe were impaired.

        The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows. These tests indicated that the carrying amount of MIVA Media Europe exceeded its fair value, and led us to conclude that goodwill could be impaired. We then performed a preliminary impairment test of long-lived assets, and a preliminary second step of the impairment analysis. As part of this required second step analysis, the implied fair value of goodwill was determined through the allocation of preliminary estimates of the fair value to the underlying assets and liabilities, and an estimated non-cash impairment charge of $14.0 million was recorded to adjust the carrying value of goodwill to its preliminary estimated fair value. This non-cash charge was recorded at MIVA Media Europe and after this impairment charge, our MIVA Media European division had no remaining recorded goodwill.

        In the third quarter of 2007, we finalized the impairment test of long-lived assets and the second step of the impairment analysis that commenced in the second quarter of 2007, and this finalization resulted in an additional impairment charge of $1.4 million related to our long-lived assets in our MIVA Media Europe division.

        In the fourth quarter of 2007, as a result of continued operating losses related to our MIVA Media US business, we performed an impairment analysis to determine recoverability of the recorded long-lived assets of this division. As a result of this analysis, we determined, under the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that the value of certain long-lived assets of our MIVA Media US division was impaired. During the fourth quarter of 2007, we recorded approximately $4.7 million in non-cash impairment charges to reduce the carrying value of certain long-lived tangible and intangible assets to their estimated fair value.

Amortization

        Amortization expense in 2008 decreased to $2.2 million from $4.8 million recorded in the same period in 2007. This decrease is attributed to a reduction in our intangible asset base eligible for amortization primarily as a result of the analysis performed in conjunction with SFAS 144 as discussed above.

Litigation Settlements

        Litigation settlement costs increased approximately $0.4 million for the year ended December 31, 2008, as compared to the same period in 2007. In 2008, we settled with the former shareholders of Comet Systems, Inc. for a net amount of $1.9 million related to a dispute regarding the calculation of a contingent payment due for a company that was acquired in 2004. Also, in 2008 we settled a claim related to a patent infringement case for approximately $0.2 million. Offsetting these items were two settlements that resulted in net gains recorded in litigation settlement. First, in July 2005, we received a payment of approximately $1.3 million for a dispute with a Media EU distribution partner. This judgment was reversed on appeal and in 2008 we negotiated a repayment of less than $1.3 million and, net of legal fees and foreign currency exchange, we recorded an approximate $0.3 million gain. Second, we recorded a gain of approximately $0.1 million related to a separate dispute with a Media EU distribution partner that involved their non-compliance with their contractual obligations.

        In late 2007 we became aware of an impending litigation settlement with Lane's Gifts and Collectibles related to MIVA Media advertiser class action litigation. We recorded approximately $1.3 million related to this settlement in 2007 that was subsequently paid in June 2008.

Interest Income

        Interest income consists primarily of earnings on our cash and cash equivalents. Interest income was $0.3 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

Interest Expense

        Interest expense consists primarily of interest incurred as a result of our debt obligations and to a lesser extent the Loan Agreement entered into in the fourth quarter of 2008. Interest expense was approximately $0.07 million and $0.06 million for the years ended December 31, 2008 and 2007, respectively.

Discontinued Operations

        On June 17, 2008, we closed the MIVA Media Italian operations and eliminated other redundant positions within the Company as part of a planned restructuring program. In the quarter ended June 30, 2008, we recorded a total of $0.2 million related to termination benefits and one-time charges in connection with winding down our Italian operations.

        On August 1, 2007, we sold the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million. Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division's products and services and the Company's current and future strategic plan. A gain of approximately $0.16 million was recorded as a result of the sale.

        Income (loss) from these discontinued operations was $(0.4) million and $0.4 million for the years ended December 31, 2008 and 2007, respectively.

Income Taxes

        For the years ended December 31, 2008 and 2007, we recorded the following tax provisions (benefits) (in thousands except percentages):

	2008	2007
Provision (benefit) for taxes	$(343)	$557
Loss before provision for income taxes	$(45,402)	$(36,381)
Effective tax rates	0.8%	(1.5)%

        The primary reasons for the relationship of income taxes to pretax losses in 2008 and 2007 are the non-deductibility of the goodwill and other indefinite lived asset portions of the impairment charges, the tax benefits related to our ability to carry back current losses to prior years, our inability to recognize the tax benefits of losses carried forward to future years, and the geographic distribution of profits and losses in the applicable tax jurisdictions. The tax benefit recorded in 2008 resulted from US State income tax expense and the current period interest charged on prior year FIN 48 liabilities offset by the benefit resulting from the release of certain estimated tax liabilities recorded at the time of prior year acquisitions, for which no goodwill remains, and which were determined during 2008 to no longer be payable. The tax provision recorded in 2007 represents US Federal, State, and Foreign taxes and the current period interest charge on prior year FIN 48 liabilities for which the Company elected to treat as tax expense.

        Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carry-forwards for which income tax benefits or liabilities are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets as it is more likely than not that some portion of these deferred tax assets will not be realized once consideration is given to both the positive and negative evidence as set forth in SFAS No. 109 Accounting for Income Taxes ("SFAS 109"). Included in this evaluation are estimates of our future taxable results by taxable jurisdiction and evaluation of our tax-planning strategies.

        At December 31, 2008, we have recorded $25.1 million in deferred tax assets, offset by valuation allowances of $24.6 million, and deferred tax liabilities of $0.5 million. Included in deferred tax assets at December 31, 2008, is $16.9 million related to the tax benefits of net operating loss ("NOL") carry-forwards. The NOL carry-forwards include $40.0 million gross NOL in the United States of which $36.5 million in losses is restricted to annual usage of $3.5 million pursuant to Section 382 of the Internal Revenue Code. Any amounts not used may be carried forward to the following year. The balance of the US NOL was generated as a result of operations from 2005 to 2008, and is not limited in usage. At December 31, 2008, we had a United States net operating loss (NOL) carry-forward of $40.0 million, of which $36.5 million can currently be used at an annual rate of $3.5 million pursuant to Internal Revenue Code Section 382. The balance of the US NOL was generated as a result of current operations from 2005 to 2008, and is not limited in usage. We have foreign NOL carry-forwards of $39.0 million, however, due to the closing of offices in Germany, Italy, Spain, and Sweden, and the migration of those operations to the United Kingdom, $30.0 million of the $39.0 million of such NOLs have been written off as of December 31, 2008. As of December 31, 2008, the deferred tax assets from all remaining NOLs are fully offset by valuation allowances or deferred tax liabilities. Upon the adoption of SFAS 141R on January 1, 2009, subsequent releases, if any, of valuation allowances established for deferred tax assets resulting from net operating loss carryforwards at the time of acquisition will be recorded as a reduction of the income tax provision.

Net Loss

        As a result of the factors described above, we generated a net loss from continuing operations of $(45.1) million and $(36.9) million for the years ended December 31, 2008 and 2007, respectively. The basic and diluted loss from continuing operations per share for the years ended December 31, 2008 and 2007, was $(1.38) and $(1.15), respectively.

        Weighted average common shares used in the earnings per share computation increased 0.7 million shares from 31.9 million shares for the year ended December 31, 2007, to 32.6 million for the year ended December 31, 2008. This increase is primarily attributed to shares issued upon the vesting of restricted stock units.

Impact of Foreign Currency Translation

        As a result of our European operations, our international net revenues were $26.7 million and $44.4 million for the years ended December 31, 2008 and 2007, respectively. Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily British Pounds and Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, this translation methodology results in these local foreign currency transactions decreasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses, and net income will increase when the U.S. dollar weakens against foreign currencies.

        During 2008, the US Dollar strengthened against both the British Pound (1.9973 to 1.44790) and the Euro (1.4729 to 1.40970), respectively. If the exchange rates used in the financial statements had not changed from December 31, 2007, our net revenues for the year ended December 31, 2008, would have been approximately $0.4 million higher than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2007, cost of services and operating expenses for the year ended December 31, 2008, would have been $0.4 million higher than we reported.

        During 2007, the U.S. Dollar weakened against the British Pound (1.95910 to 1.9970) and the Euro (1.32030 to 1.4729). Had the exchange rates used in the financial statements not changed from December 31, 2006, our net revenues for the year ended December 31, 2007, would have been approximately $1.1 million lower than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2006, cost of services and operating expenses for the year ended December 31, 2007, would have been $1.2 million lower than we reported.

LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2008, the Company had cash and cash equivalents ($6.7 million) and restricted cash ($2.0 million) totaling $8.7 million, including approximately $2.8 million in our account at Bridge Bank resulting from our draw of $4.0 million in November 2008 under the Loan Agreement with Bridge Bank. Under the terms of the Loan Agreement, we are required to maintain in an account at Bridge Bank in an amount equal to or greater than 50% of the funded loan balance (See Recent Developments above and Note L—Debt to our Notes to Consolidated Financial Statements). Our cash and cash equivalents as of December 31, 2008, represented a $23.2 million or 77.6% decrease from the total cash and cash equivalents position of $29.9 million at December 31, 2007.

Operating Activities

        Net cash used in operations totaled $24.9 million in the year ended December 31, 2008. Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected and between expenses recorded and expenses paid. The net loss from operations $(45.5 million) included non-cash items of a impairment of goodwill and other assets ($18.7 million), bad debt provision related to doubtful accounts ($0.8 million), depreciation and amortization ($4.1 million), and compensation expense based on equity grants rather than cash ($3.1 million). Thus, the cash used in operations before the effect of timing differences was $18.8 million. With respect to revenue, the amount collected was more than the amount recorded ($1.8 million decrease in accounts receivable) but offset by a decrease in the revenue collected but deferred to the future ($1.2 million decrease in deferred revenue). With respect to expenses, the amount paid was more than the amount recorded by $6.7 million. Payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($8.0 million), but were offset by the decrease in prepaid expenses and other items ($1.3 million).

        With respect to the loss from operations, we continued to experience a decline in our revenue as it relates to our click-through business, both domestically and internationally, that is partially attributed to the overall decreases in our average revenue per click as discussed in the above Revenue section. Also, in 2008, our MIVA Direct division experienced period over period revenue declines as discussed in the above Revenue section.

        Net cash provided by operations totaled $1.1 million in the year ended December 31, 2007. The net loss from operations $(36.5 million) included non-cash items of: a recovery for doubtful accounts ($0.1 million), depreciation and amortization ($9.4 million), impairment of goodwill and other long-lived assets ($20.1 million), and compensation expense based on equity grants rather than cash ($4.1 million). Thus, the cash used in operations before the effect of timing differences was $3.0 million. With respect to revenue, the amount collected was more than the amount recorded ($6.9 million decrease in accounts receivable) combined with a minimal increase in revenue collected but deferred to the future ($0.07 increase in deferred revenue). With respect to expenses, the amount paid was more than the amount recorded by $2.8 million. Payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($3.7 million), as were the payments on prepaid expenses and other items ($0.5 million), but this was offset by income tax refunds received in 2007 ($1.4 million).

Investing Activities

        Net cash used in investing activities totaled approximately $5.2 million during the year ended December 31, 2008. This use of cash was for the purchase and development of capital assets, including internally developed software. We also had restricted cash of $2.0 million required under our Loan Agreement with Bridge Bank.

        Net cash used in investing activities totaled approximately $0.1 million during the year ended December 31, 2007. Cash was used to purchase capital assets of approximately $0.4 million. Offsetting this use of cash was proceeds received from the sale of our assets related to our discontinued operations ($0.2 million) and the proceeds related to our sublease agreement ($0.12 million).

Financing Activities

        Net cash provided by financing activities totaled approximately $2.7 million during the year ended December 31, 2008. We received proceeds of $4.0 under our Loan Agreement with Bridge Bank. Offsetting these proceeds, we used cash of approximately $0.5 million for payments on our capital lease obligations for the software and hardware related to our Transformation Project and approximately $0.8 million in fees associated with the loan from Bridge Bank. We also incurred non-cash financing of approximately $1.8 million related to our two capital lease obligations.

        Net cash used in financing activities during 2007 was $0.9 million. During 2007, we made the final payments for our FAST Search and Transfer perpetual software license of $1.4 million. Offsetting this use was the receipt of proceeds from the exercise of stock options of $0.5 million.

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

        We evaluate estimated losses for such indemnifications under SFAS No. 5, "Accounting for Contingencies," as interpreted by FIN 45. At this time, it is not possible to determine any potential liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, we have not incurred material costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements. If a need arises to fund any of these indemnifications, it could have an adverse effect on our liquidity.

        Despite the Company's negative operating performance in 2008 and 2007, we currently anticipate that our working capital of approximately $8.3 million, including cash and cash equivalents of approximately $12.4 million as of March 12, 2009 along with cash flows from operations will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

CONTRACTUAL OBLIGATIONS

        We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded by payments from our advertisers for the paid click-through (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through November 2010.

        We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010. In addition, we have ongoing royalty payments based on our use of those patents.

        We have minimum contractual payments as part of the Perot Master Services Agreement and the Transformation Project as described in Note E—Restructuring and Master Services Agreement of the Notes to our Consolidated Financial Statements.

        The following table illustrates the above commitments as of December 31, 2008 (in thousands):

	Payments Due by Period (in thousands)
	Total	Due in 2009	Due in 2010 - 2011	Due in 2012 - 2013	More than 5 years
Perot Master Services Agreement(1)	26,863	5,382	9,780	9,676	2,025
Operating Leases	8,068	$1,989	$3,021	$1,928	$1,130
Sublease Income	(2,139)	(652)	(1,045)	(442)	—
Loan Agreement	4,000	—	4,000	—	—
Capital Leases	1,553	899	654	—	—
Guaranteed Royalty Payments	1,200	800	400	—	—
Transformation Project	1,100	1,100	—	—	—
Distribution Partner Payments	278	252	26	—	—

Total	$36,923	$9,770	$12,836	$11,162	$3,155

Perot Master Services Agreement(1)

        On February 1, 2009, the Company entered into an amendment to the Perot Master Services Agreement with Perot Systems. Under the terms of the amendment, the Master Services Agreement will expire on April 30, 2009, and certain other provisions of the Master Services Agreement have either been modified or terminated. In connection with the Amendment, the Company has issued a letter of credit to Perot Systems for approximately $1.0 million for a portion of the remaining application development costs related to the Company's new technology platform. Additionally, the Company expects to incur approximately $0.6 million in fees for transition services under the Amendment. It is expected that these fees will be incurred over February, March and April 2009 as the transition services are received. As a result of this amendment, payments due to Perot Systems after December 31, 2008 were reduced from the amounts in the table above to approximately $2.1 million due in 2009.

Operating Leases

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

        On February 26, 2008, we entered into an agreement (the "Lease Amendment") amending the April 15, 2005 operating lease agreement for our London office. The Lease Amendment, among other items, provided each party with an early termination right to terminate the underlying Lease Agreement on or before December 31, 2008. We exercised this termination right and in accordance with the agreement received a one-time surrender premium of approximately $0.4 million in the fourth quarter of 2008.

Sublease Income

        During the fourth quarter of 2008, we entered into two separate and non-cancelable sublease agreements covering the remaining lease obligations periods in both Germany (Hamburg) and France (Paris) leases with unrelated third parties. The sublease payments are expected to be received ratably over the next 12 months.

        In August 2007, we entered into a real estate sublease agreement with an unrelated party to sublease 20,171 square feet (approximately 50% of our rented space) in our office located in Fort Myers, Florida. The term of the sublease agreement commenced on August 17, 2007 and ends on November 30, 2012, unless certain conditions (as defined) are met for earlier termination.

Loan Agreement

        Amounts outstanding under our Loan Agreement can be repaid at anytime prior to its maturity in November 2010. As such, we have not made any estimates with regard to future interest payments on this facility. Refer to Note L—Debt in our Notes to Consolidated Financial Statements included elsewhere in this annual report for information with respect to interest repayment provisions. On March 12, 2009, in connection with the MIVA Media Sale, the total amount outstanding under our Loan Agreement of $4.4 million was repaid.

Capital Leases

        In September 2008, we entered into non-cancelable leases with unrelated third parties for software and related maintenance, and hardware, for our new Transformation Project. The total fair market value of this software was approximately $1.0 million with a lease term of nineteen months. The software lease has an imputed interest rate of 9% with quarterly cash outlays of approximately $0.2 million. The total fair market value of the hardware was approximately $1.1 million with a lease term of three years. The hardware lease has an imputed interest rate of 12.0%. These leases were classified as capital lease obligations are reported as long-term debt in our consolidated balance sheet, and represent non-cash investing and financing activities in our consolidated statement of cash flows for the year ended December 31, 2008. During 2008, we made cash payments, including interest, of approximately $0.9 million on these lease obligations.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

        This Management's Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Different results would be obtained if alternative assumptions or conditions are used and actual results will differ from these estimates and those differences may be material.

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

Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable advertisers for services rendered. A majority of our advertisers prepay for services. The allowance for doubtful accounts was approximately $1.2 million and $0.7 million as of December 31, 2008 and 2007, respectively. The following table illustrates the related bad debt expense (recovery) as a percentage of revenues for 2008 and 2007 (in thousands, except percentages):

	2008	2007
Revenues	$116,363	$151,050
Bad debt expense (recovery)	$804	$(107)
Bad debt expense as a percent of revenue	0.7%	(0.1)%

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

        Historically, our actual results have been consistent with these allowances. However, future changes in trends could result in a material impact to future consolidated statement of income and cash flows. Based on our results for the year ended December 31, 2008, a 25 point basis deviation from our estimates would have resulted in an increase or decrease in operating income of approximately $0.3 million. The following demonstrates, for illustrative purposes only, the potential effect such a change would have on our consolidated financial statements and is not intended to provide a range of exposure or expected deviation (in thousands, except share data):

	-25 Basis Points	2008	+25 Basis Points
Bad debt expense	$513	$804	$1,095
Loss from continuing operations	(44,768)	(45,059)	(45,350)
Net loss	(45,162)	(45,453)	(45,744)
Diluted loss per share	$(1.37)	$(1.38)	$(1.40)

Income Taxes

        Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized after considering the positive and negative evidence as set forth in SFAS 109. This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies. As of December 31, 2008, we have deferred tax assets of $25.1 million offset by valuation allowances of $24.6 million, and deferred tax liabilities of approximately $0.5 million.

        At December 31, 2008, we had a United States net operating loss (NOL) carry-forward of $40.0 million, of which $36.5 million can currently be used at an annual rate of $3.5 million pursuant to Internal Revenue Code Section 382. The balance of the US NOL was generated as a result of current operations from 2005 to 2008, and is not expected to be limited in usage. We have foreign NOL carry-forwards of $39.0 million, however, due to the closing of offices in Germany, Italy, Spain, and Sweden, and the migration of those operations to the United Kingdom, $30.0 million of the $39.0 million of such NOLs have been written off as of December 31, 2008. As of December 31, 2008, the deferred tax assets from all remaining NOLs are fully offset by valuation allowances or deferred tax liabilities. Upon the adoption of SFAS 141R on January 1, 2009, subsequent releases, if any, of valuation allowances established for deferred tax assets resulting from net operating loss carryforwards at the time of acquisition will be recorded as a reductions of the income tax provision.

        The following table illustrates the effective tax rates for 2008 and 2007 (in thousands, except percentages):

	2008	2007
Provision (benefit) for taxes	$(343)	$557
Loss before provision for income taxes	$(45,402)	$(36,381)
Effective tax rates	0.8%	(1.5)%

Purchase Accounting

        We have made estimates of the fair values of the assets and liabilities acquired as a part of our MIVA Small Business, MIVA Direct, B&B, and MIVA Media Europe transactions during 2004. In addition, we have estimated the economic lives of certain of these assets. These lives were used to calculate depreciation and amortization expense. The remaining estimated economic lives are assessed on a regular basis and are subject to change. If the asset amounts or the estimated lives were found to be different from the ones originally assigned, our amortization expense could vary. Our estimates of the economic useful lives of our definite-lived intangible assets range from 1 to 10 years, with a weighted average life of approximately four years.

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

        We evaluate the recoverability of long-lived assets, including property, plant and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on an annual basis or more frequently in certain circumstances, if necessary. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets, or the strategy for the overall business, significant decrease in the market value of the assets, declines in our market capitalization below our book value, and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of a long-lived asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value.

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

        As disclosed in Note D to our consolidated financial statements, Impairment of Goodwill, Other Intangibles and Long-lived Assets, we recorded total goodwill and other tangible asset impairment charges of $18.7 million in the fourth quarter of 2008. Of this amount, $14.7 million of goodwill impairment charges $1.1 million of other indefinite lived intangible asset impairment, and $2.5 million of long-lived asset impairment was recorded in accordance with the provisions of SFAS 142 and SFAS 144, respectively. Additionally, we recorded total goodwill and other tangible asset impairment charges of $20.1 million in the second, third and fourth quarters of 2007. Of this amount, $14.0 million of goodwill impairment charges and $6.1 million of long-lived asset impairment was recorded in accordance with the provisions of SFAS 142 and SFAS 144, respectively.

        As of December 31, 2008, we have no remaining recorded goodwill or other indefinite lived intangible assets.

Share-Based Compensation

        We account for share-based compensation in accordance with SFAS No. 123R, "Shared Based Payment" ("SFAS 123R"). Under the provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the award's fair value as calculated by option-pricing models and is recognized as expense over the requisite service period. The option-pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

        In November 2005, the FASB issued FASB Staff Position ("FSP") No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). We have elected to adopt the alternative transition method provided in the FSP 123R-3 for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R. See Note F to the consolidated financial statements, Accounting for Share-Based Compensation, for a further discussion of share-based compensation.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

        International revenues from our non-U.S. operations accounted for approximately 22.9% and 29.4% of total consolidated revenues during 2008 and 2007, respectively. International revenues are generated from our foreign subsidiaries and are denominated in the local currency of each country. Generally, these subsidiaries incur most of their expenses in their local currency, and accordingly use the local currency as their functional currency.

        Our international operations are subject to risks, including, but not limited to differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

        Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to international exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries. These intercompany accounts are typically denominated in the functional currency of the international subsidiary. The effect of foreign exchange rate fluctuations on our consolidated financial position for the years ended December 31, 2008 and 2007, was a net translation gain of approximately $6.1 million and $0.7 million, respectively. These gains are recognized as an adjustment to stockholders' equity through accumulated other comprehensive income. Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than our functional currencies result in gains and losses that are reflected in our consolidated statement of operations. Had the exchange rates used in our financial statements not changed from the end of the previous years, our net revenues for the years ended December 31, 2008 and 2007, would have been approximately $0.4 million higher and $1.1 million lower, respectively. Additionally, our cost of services and operating expenses, excluding non-cash impairment charges, for the year ended December 31, 2008 and 2007, would have been $0.4 million higher and $1.2 million lower, respectively, than we reported for those years.

Interest Rate Risk

        As of December 31, 2008, we were exposed to variable interest rates under our Loan Agreement with Bridge Bank. As of December 31, 2008, the Loan Agreement is available to us at the greater of (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 1.5%. A hypothetical 10.0% change in the Facility's interest rate relative to our Loan Agreement would increase annual cash interest expense by approximately $0.03 million for 2009. We determine this impact by applying the hypothetical change to the variable interest rate at December 31, 2008, and then assessing this notional rate against the borrowings outstanding as at December 31, 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See index to Consolidated Financial Statements table of contents located on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A(T).    CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures.

        We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the "1934 Act"), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management's Annual Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. A system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.

        An internal control material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention of those responsible for oversight of the company's financial reporting.

        Management of the Company conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2008.

        This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

        The Company has made no changes in its internal control over financial reporting in connection with its fourth quarter 2008 evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference herein from MIVA, Inc.'s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)
The following documents are filed as part of this Annual Report on Form 10-K:

(1)
The following financial statements are included in this report under Item 8:

•
Report of Independent Registered Public Accounting Firm.

•
Consolidated Balance Sheets as of December 31, 2008 and 2007.

•
Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

•
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007.

•
Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

•
Notes to the Consolidated Financial Statements.

(2)
Exhibits: Financial Statement Schedules (Certain schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto).

•
Valuation and Qualifying Accounts

•
Exhibits

Exhibits

        The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description
2.1	a	Certificate of Ownership and Merger, Merging MIVA Renaming Corp. into Findwhat.com, Inc.
2.2	k*	Asset Purchase Agreement dated March 12, 2009 among MIVA, Inc., B & B Advertising, Inc., MIVA (UK) Limited, U.S. Acquisition Sub, Inc., Ajax Media Ltd., and Adknowledge, Inc.
3.1	b	Amended and Restated Certificate of Incorporation of FindWhat.com, Inc.
3.2	b	Amended and Restated By-laws of FindWhat.com, Inc.
10.1	p+	Executive Employment Agreement between MIVA, Inc. and Lowell Robinson.
10.2	p+	Executive Employment Agreement between MIVA, Inc. and John Pisaris.
10.3	p+	2007 Long Term Incentive Compensation Program.
10.4	c+	FindWhat.com 1999 Stock Incentive Plan, as amended.
10.5	d*	Settlement and License Agreement with Overture Services, Inc. and Yahoo! Inc.
10.6	d+	Executive Employment Agreement between MIVA, Inc. and Peter Corrao.
10.7	e+	Form of Non-Qualified Stock Option Agreement.
10.8	f+	Service Based RSU Agreement for 2006 Stock Award and Incentive Plan.
10.9	f+	Performance Based RSU Agreement for 2006 Stock Award and Incentive Plan.
10.10	g+	MIVA, Inc. 2006 Stock Award and Incentive Plan.
10.11	i
Lease dated February 29, 2000 by and between MIVA Direct, Inc. (formerly Comet Systems, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, a religious corporation in the State of New York, including the previous amendment dated August 8, 2000.
10.12	i	Lease Modification and Extension Agreement by and between MIVA Direct, Inc. and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, dated February 23, 2006.
10.13	j	Colonial Bank Plaza Office Building Lease, dated January 31, 2002, as amended.
10.14	+	MIVA, Inc. Policy for Compensation For Independent Members of the Board of Directors, as amended and restated December 29, 2008
10.15	l+	Form of Restricted Stock Unit Agreement for Non-Employee Directors.
10.16	l+	Form of Restricted Stock Unit Agreement for the Chairman of the Board and Lead Independent Director.
10.17	m+	Executive Employment Agreement between MIVA, Inc. and Subhransu "Brian" Mukherjee.
10.18	o+	Form of Incentive Stock Option Agreement.
10.19	r+	Form of Performance Based RSU Agreement for the MIVA, Inc. 2006 Stock Award and Incentive Plan.

Exhibit No.	Footnote	Description
10.20	s*	Master Services Agreement and Statements of Work between MIVA, Inc. and Perot Systems Corporation dated May 11, 2007.
10.21	*	Amendment No. 1 to the Agreement and Work Order No. 3 dated September 1, 2008 between MIVA, Inc. and Perot Systems Corporation.
10.22	*	Amendment No. 2 to the Agreement and Work Order No. 3 dated February 1, 2009 between MIVA, Inc. and Perot Systems Corporation.
10.23	o+	FindWhat.com 2004 Stock Incentive Plan.
10.24	h+	Summary of the Material Terms of the MIVA, Inc. 2008 Long Term Incentive Compensation Program.
10.25	o+	Form of Stock Option Agreement for the FindWhat.com 2004 Stock Incentive Plan.
10.26	*	Loan and Security Agreement dated November 7, 2008 between MIVA, Inc. and Bridge Bank, National Association.
10.27		Consent and Amendment to Loan and Security Agreement dated March 12, 2009 among MIVA, Inc., MIVA Direct, Inc. and Bridge Bank, National Association.
10.28	*	Amended and Restated Google Services Agreement dated November 10, 2008 between MIVA, Inc. and Google, Inc.
10.29	*	Google Services Agreement Order Form dated November 10, 2008 between MIVA, Inc. and Google, Inc.
10.30	t+	Description of the Material Terms of the MIVA 2009 Bonus Program
10.31	t+	Amendment I to Employment Agreement with Lowell Robinson.
10.32	t+	Amendment I to Employment Agreement with John B. Pisaris.
10.33	t+	Amendment I to Employment Agreement with Subhransu Mukherjee.
10.34	t+	Amendment I to Employment Agreement with Peter Corrao.
10.35	t+	First Amendment to MIVA, Inc. (fka FindWhat.com, Inc.) 1999 Stock Incentive Plan.
10.36	t+	First Amendment to MIVA, Inc. (fka FindWhat.com, Inc.) 2004 Stock Incentive Plan.
10.37	t+	First Amendment to MIVA, Inc. 2006 Stock Award and Incentive Plan.
10.38	+	Summary of the Material Terms of the MIVA, Inc. 2009 Long Term Incentive Compensation Program.
14.1	n	Code of ethics.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Footnote	Description
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.
Incorporated by reference to the exhibit previously filed on June 16, 2005 with MIVA's Form 8-K/A.

b.
Incorporated by reference to the exhibit previously filed on September 3, 2004 with MIVA's Form 8-K.

c.
Incorporated by reference to the exhibit previously filed on March 17, 2004 with FindWhat.com's Form S-8.

d.
Incorporated by reference to the exhibit previously filed on November 9, 2005 with MIVA's Form 10-Q.

e.
Incorporated by reference to the exhibit previously filed on August 6, 2004 with FindWhat.com's Form 10-Q.

f.
Incorporated by reference to the exhibit previously filed on November 13, 2006 with MIVA's Form 10Q/A.

g.
Incorporated by reference to the exhibit previously filed on August 22, 2006 with MIVA's Form 8-K.

h.
Incorporated by reference to the exhibit previously filed on March 14, 2008 with MIVA's Form 10-K.

i.
Incorporated by reference to the exhibit previously filed on March 1, 2006 with MIVA's Form 8-K.

j.
Incorporated by reference to the exhibit previously filed on November 6, 2002 with MIVA's Form 10-QSB.

k.
Incorporated by reference to the exhibit previously filed on March 18, 2009 with MIVA's Form 8-K.

l.
Incorporated by reference to the exhibit previously filed on June 20, 2006 with MIVA's Form 8-K.

m.
Incorporated by reference to the exhibit previously filed on July 14, 2006 with MIVA's Form 8-K.

n.
Incorporated by reference to the exhibit previously filed on March 5, 2004 with MIVA's Form 10-K.

o.
Incorporated by reference to the exhibit previously filed on March 16, 2005 with FindWhat.com's Form 10-K.

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

t.
Incorporated by reference to the exhibit previously filed on December 23, 2008 with MIVA's Form 8-K.

+
Management compensatory contract or plan.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

        The Agreements that have been filed or incorporated herein by reference (the "Agreements") are included to provide investors and security holders with information regarding their terms. They are not intended to provide any other financial information about the Company or its subsidiaries and affiliates. The representations, warranties and covenants contained in each of the Agreements were made only for purposes of the Agreements and as of specific dates; were solely for the benefit of the parties to the Agreements; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Agreements, which subsequent information may or may not be fully reflected in public disclosures by the Company.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIVA, INC.
Date: March 31, 2009	By:	/s/ PETER A. CORRAO President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2009.

Signature	Title

/s/ PETER A. CORRAO Peter A. Corrao	President, Chief Executive Officer, and Director (principal executive officer)
/s/ MICHAEL CUTLER Michael Cutler	Chief Financial Officer (principal financial and accounting officer)
*/s/ LAWRENCE WEBER* Lawrence Weber	Chairman of the Board of Directors
*/s/ GERALD W. HEPP* Gerald W. Hepp	Director
*/s/ JOSEPH P. DURRETT* Joseph P. Durrett	Director
*/s/ ADELE GOLDBERG* Adele Goldberg	Director
*/s/ LEE S. SIMONSON* Lee S. Simonson	Director

*By:	/s/ PETER A. CORRAO	Attorney-in-Fact

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MIVA, Inc.
Fort Myers, Florida

        We have audited the accompanying consolidated balance sheets of MIVA, Inc. (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2008. In connection with the audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MIVA, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Miami, Florida	/s/ BDO Seidman, LLP
March 31, 2009	Certified Public Accountants

PART 1.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

MIVA, Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,699	$29,905
Accounts receivable, less allowances of $1,242 and $723 at December 31, 2008 and 2007	11,204	14,421
Deferred tax assets	167	751
Income tax receivable	247	—
Prepaid expenses and other current assets	1,584	2,027

TOTAL CURRENT ASSETS	19,901	47,104
Property and equipment, net	4,975	2,745
Restricted cash	2,000	—
Intangible assets
Goodwill	—	14,743
Vendor agreements, net	—	1,318
Other intangible assets, net	—	4,038
Other assets	703	1,109

TOTAL ASSETS	$27,579	$71,057

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,609	$11,957
Accrued expenses	9,620	14,844
Current portion of long-term debt	783	—
Deferred revenue	1,914	3,427

TOTAL CURRENT LIABILITIES	18,926	30,228
Deferred tax liabilities long-term	167	751
Long-term debt	4,595	—
Other long-term liabilities	1,305	1,237

TOTAL LIABILITIES	24,993	32,216

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 34,480 and 33,934, respectively; outstanding 32,731 and 32,204, respectively	34	34
Additional paid-in capital	268,841	265,721
Treasury stock; 1,749 and 1,730 shares at cost, respectively	(6,719)	(6,694)
Accumulated other comprehensive income	12,393	6,294
Accumulated Deficit	(271,963)	(226,514)

TOTAL STOCKHOLDERS' EQUITY	2,586	38,841

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,579	$71,057

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2008	2007
Revenues	$116,363	$151,050
Cost of services	57,428	71,671

Gross profit	58,935	79,379
Operating expenses
Marketing, sales, and service	37,090	47,798
General and administrative	30,331	33,691
Product development	4,921	5,914
Amortization	2,211	4,826
Impairment loss on goodwill and other assets	18,725	20,134
Restructuring Charges	4,165	2,820
Litigation settlements	1,683	1,312

Total operating expenses	99,126	116,495

Loss from operations	(40,191)	(37,116)
Interest income	293	640
Interest expense	(71)	(62)
Exchange rate gain (loss)	(5,433)	157

Loss before provision for income taxes	(45,402)	(36,381)
Income tax expense (benefit)	(343)	557

Net loss from continuing operations	(45,059)	(36,938)
Income (loss) from discontinued operations	(394)	403

Net loss	$(45,453)	$(36,535)

Basic Earnings (loss) per share
Continuing operations	$(1.38)	$(1.15)

Discontinued operations	$(0.01)	$0.01

Diluted Earnings (loss) per share
Continuing operations	$(1.38)	$(1.15)

Discontinued operations	$(0.01)	$0.01

Weighted-average number of common shares outstanding
Basic	32,621	31,935

Diluted	32,621	31,935

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2008	2007
Common stock
Balance, beginning of year	$34	$33
Common stock issued related to stock option and warrant exercises	—	1

Balance, end of year	$34	$34

Additional paid-in-capital
Balance, beginning of year	$265,721	$259,353
Common stock issued related to stock option and warrant exercises	—	2,275
Compensation charge related to restricted stock unit issuance and non-employee options	3,120	4,093

Balance, end of year	$268,841	$265,721

Treasury stock
Balance, beginning of year	$(6,694)	$(4,744)
Treasury stock received to satisfy accrued liabilities	(25)	(1,950)

Balance, end of year	$(6,719)	$(6,694)

Accumulated deficit
Balance, beginning of year	$(226,514)	$(189,281)
Equity Transition Adjustment	4	(698)
Net loss	(45,453)	(36,535)

Balance, end of year	$(271,963)	$(226,514)

Accumulated other comprehensive income
Balance, beginning of year	$6,294	$5,548
Foreign currency translation adjustment	6,099	746

Balance, end of year	$12,393	$6,294

Stockholders' Equity	$2,586	$38,841

Comprehensive loss
Net loss	$(45,453)	$(36,535)
Other comprehensive income foreign currency translation	6,099	746

Comprehensive loss	$(39,354)	$(35,789)

	Number of Shares
Common stock
Balance, beginning of year	33,934	32,805
Common stock issued related to stock option and restricted stock unit issuances	546	1,129

Balance, end of year	34,480	33,934

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(45,453)	$(36,535)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for (recovery of) doubtful accounts	804	(107)
Depreciation and amortization	4,069	9,414
Impairment loss on goodwill and other assets	18,725	20,134
Equity based compensation	3,120	4,093
Gain on disposal of discontinued operations	—	(160)
Gain on sale of assets	(75)	(45)
Changes in operating assets and liabilities
Accounts receivable	1,764	6,920
Prepaid expenses and other current assets	1,226	(313)
Income taxes receivable	174	1,378
Deferred revenue	(1,221)	72
Accounts payable, accrued expenses and other liabilities	(7,990)	(3,756)

Net Cash (used in) provided by operating activities	24,857	1,095

Cash Flows from Investing Activities
Proceeds from the sale of property and equipment	—	120
Proceeds from the sale of discontinued operations assets	—	200
Portion of secured line of credit—restricted	(2,000)	—
Purchase of capital items including internally developed software	(3,190)	(397)

Net Cash (used in) provided by investing activities	(5,190)	(77)

Cash Flows from Financing Activities
Proceeds from secured line of credit	4,000	—
Payments to secure line of credit	(796)
Payments made on capital leases and notes payable	(476)	—
Payments made on software license obligation	—	(1,400)
Proceeds received from exercise of stock options and warrants	—	521

Net Cash (used in) provided by financing activities	2,728	(879)

Effect of Foreign Currency Exchange Rates	4,113	178

(Decrease) / Increase in Cash and Cash Equivalents	(23,206)	317
Cash and Cash Equivalents, Beginning of Year	29,905	29,588

Cash and Cash Equivalents, End of Year	$6,699	$29,905

Supplemental Disclosures of Cash Flow Information:
Interest paid	$165	$137

Income taxes paid	$297	$816

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy tax withholding liabilities	$(25)	$(1,950)

Purchase of capital items under capital lease obligation	$1,836	$—

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—NATURE OF BUSINESS

        MIVA, Inc., together with its wholly-owned subsidiaries, collectively, the "Company", "we", "us" or "MIVA", is an online media and advertising network company.

        In 2008 we offered a range of products and services through the following divisions:

  MIVA Direct

          MIVA Direct offers home page, desktop application and Internet browser toolbar products under the ALOT brand. Our customizable ALOT Home Page, ALOT Desktop and ALOT Toolbar are designed to make the Internet easy for consumers by providing direct access to affinity content and search results. These products generate over 2 million Internet searches per day.

  MIVA Media

          On March 12, 2009, we sold certain assets relating to our MIVA Media division. Following the sale, we no longer operate the MIVA Media business (see NOTE T—Subsequent Events). Our MIVA Media division was an auction based pay-per-click advertising and publishing network that operates across North America and Europe. MIVA Media connected millions of buyers and sellers online by displaying relevant and timely text ads in response to consumer search or browsing activity on select Internet properties. Such interactions between online buyers and sellers result in highly targeted, cost-effective leads for MIVA's advertisers and a source of recurring revenue for MIVA's publisher partners.

        The majority of our revenue at MVIA Direct is generated through Internet search queries at our website. MIVA Direct products generate search queries to our website http://search.alot.com, where we provide algorithmic and sponsored search functionality to consumers through our contractual relationships with third-party providers.

        For our MIVA Media division, which comprised a majority of our overall revenue in 2008, we derived our revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our consumer audiences on a performance basis. Marketers only paid for advertising when a predetermined action occurs, such as when an Internet user clicks on an ad.

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

Liquidity

        Despite the Company's negative operating performance in 2008 and 2007, we currently anticipate that our working capital of approximately $8.3 million, including cash and cash equivalents of approximately $12.4 million as of March 12, 2009, along with cash flows from operations will be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

        In our Media Division, revenue was generated primarily through click-throughs on our managed advertisers' paid listings. When an Internet user clicks on a keyword advertisement, revenue was recognized in the amount of the advertiser's bid price. Click-through revenue was recognized as the click-throughs were performed in accordance with the guidance of Emerging Issue Task Force No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." We recorded the MIVA Media Network click-through revenue gross, and private label revenue net.

Cost of Services

        The Company's cost of services consists of revenue-sharing or other payments to our MIVA Media distribution partners and other directly related expenses associated with the production and usage of MIVA Media that includes our third party patent license royalty payments.

Cash and Cash Equivalents

        Cash equivalents consist of highly liquid investments with original maturities of three months or less. We did not maintain a balance in short-term investments as of December 31, 2008 or 2007.

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

Concentration of Credit Risk

        Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. As of December 31, 2008, substantially all of our cash and cash equivalents were managed by a number of financial institutions. As of December 31, 2008 our cash and cash equivalents and restricted cash with certain of these financial institutions exceed FDIC insured limits. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States and Europe. As of December 31, 2008, one customer (Google) accounted for approximately 21.8% of the accounts receivable balance and represented approximately 33.3% of consolidated revenues for 2008. This same customer, as of December 31, 2007, represented approximately 26.9% of the accounts receivable balance and approximately 28.4% of the consolidated revenues for 2007.

Capitalized Software

        Product development costs for internal use software are expensed as incurred or capitalized into property and equipment in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful life of two to five years using the straight line method. During 2008 and 2007, the amortization of capitalized costs totaled approximately $2.2 million and $2.2 million, respectively.

Fair Value of Financial Instruments

        At December 31, 2008, our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt, including approximately $4.0 million under our credit facility with Bridge Bank that was entered into on November 7, 2008.

        The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Advertising Costs

        Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred approximately $27.8 million and $34.1 million in advertising expense during 2008 and 2007, respectively. The majority of this was spent by MIVA Direct to promote its desktop consumer software product in 2008 and 2007.

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

Goodwill and Other Long-Lived Assets

        Our methodology for allocating the purchase price of acquisitions is based on established valuation techniques. Goodwill is measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. We account for goodwill and other indefinite lived intangible assets in accordance with SFAS No. 142, "Goodwill and other Intangible Assets." We perform goodwill and indefinite lived intangible asset impairment tests on an annual basis as of October 1st or more frequently in certain circumstances, if necessary. We compare the fair value of the reporting unit to its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds the fair value, we perform an additional fair value measurement calculation to determine the impairment loss, which would be charged to operations.

        We evaluate the recoverability of long-lived assets, including property and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Additionally, on an annual basis, we review the useful lives of these assets to ensure they remain appropriate. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, an increase in competition or loss of affiliates, and significant negative industry or economic trends. For example, unexpected increases in customer or distribution partner churn could affect our assessment about the recoverability of our intangible assets. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of a long-lived asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value.

        Goodwill, indefinite life, and long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset. Those models require estimates of future revenue, profits,

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data. Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

Share Based Compensation

        Effective January 1, 2006, we adopted the fair value recognition provisions SFAS 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2007 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123(R); and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, in March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

Foreign Currency Translation

        MIVA Media Europe operated in several European countries and used the local currency of these international subsidiaries as the functional currency. The financial statements of these subsidiaries are translated into United States dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation gains (losses) are recorded in other comprehensive income (loss) as a component of stockholders' equity.

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

New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008,

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with early adoption prohibited. Previously any release of valuation allowances, for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any release of the valuation allowance related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released. Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as "deal cost", will be expensed as incurred. We have no capitalized deal costs or acquisitions pending at December 31, 2008, therefore, we do not expect to have any transition adjustments resulting from our adoption of SFAS 141(R) on January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent's ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

NOTE C—DISCONTINUED OPERATIONS

June 2008 MIVA Media—Italy

        On June 17, 2008, we initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future. In connection with this restructuring, the Company has closed the MIVA Media Italian operations and eliminated other redundant positions within the Company. As a result of this restructuring plan, we recorded in the quarter ended June 30, 2008, a total of $0.2 million related to termination benefits and one-time charges in connection with winding down our Italian operations.

August 2007—MIVA Small Business

        On August 1, 2007, we sold the assets, net of liabilities assumed, of our MIVA Small Business division for $0.2 million. Our decision to divest our MIVA Small Business division was due primarily to inconsistencies between the division's products and services and the Company's current and future strategic plan. A gain of approximately $0.16 million was recorded as a result of the sale.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C—DISCONTINUED OPERATIONS (Continued)

        In accordance with the provisions of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") the financial data for our Italian and MIVA Small Business Operations have been accounted for as discontinued operations and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations in all periods presented:

	For the Year Ended December 31,
	2008	2007
Revenues	$803	$3,058
Gain on sale of discontinued operations	—	160
Income (loss) before provision for income taxes	(394)	403
Income tax expense	—	—

Income (loss) from discontinued operations	$(394)	$403

        See NOTE T—Subsequent Events regarding the March 12, 2009 MIVA Media Sale.

NOTE D—IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES, AND LONG-LIVED ASSETS

        We have experienced significant impairment losses in 2008 and 2007.

        During the fourth quarter of 2008, in connection with our annual impairment testing, we performed a step 1 impairment test of our two reporting units, Searchfeed and Miva Direct, with remaining recorded indefinite lived intangible assets and goodwill for potential impairment. The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows. As a result of this analysis, we determined that the estimated fair value of the reporting units exceeded their carrying values which could result in potential impairment. We then performed an assessment of the long-lived assets of our Searchfeed and MIVA Direct divisions and determined these assets were impaired under the provisions of SFAS No. 144. Accordingly, in the fourth quarter of 2008, we recorded approximately $2.9 million in non-cash impairment charges to reduce the carrying value of the remaining long-lived tangible and intangible assets to their estimated fair values. We then performed a step 2 impairment test to determine if the remaining carrying values of recorded goodwill and other indefinite lived intangible intangible assets in these divisions was impaired under the provisions of SFAS No. 142. The step 2 impairment test resulted in a non-cash impairment charge of $14.7 million and $1.1 million, respectively, to reduce the carrying value of goodwill and other indefinite lived intangible assets to their implied fair value. As a result of these impairment charges, the carrying value of all of the Company's goodwill and other indefinite lived intangible assets was reduced to zero as of December 31, 2008.

        In the fourth quarter of 2007, as a result of continued operating losses related to our MIVA Media US business, we performed an impairment analysis to determine recoverability of the recorded long-lived assets of this division. As a result of this analysis, we determined that certain long-lived assets of our MIVA Media US division were impaired under the provisions of Financial Accounting Standards Board Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144)." Accordingly, during the fourth quarter of 2007 we recorded approximately $4.7 million in non-cash impairment charges to reduce the carrying value of certain long-lived tangible and intangible assets to their estimated fair value.

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

        At the time of the filing of our 2007 second quarter Form 10-Q, the second step of the analysis had not been finalized, therefore, as discussed above, we recorded our best estimate of the impairment, at the time, $14.0 million. The finalization of the impairment test of long-lived assets and the second step of the impairment analysis was completed in the third quarter of 2007, resulting in an additional impairment charge of $1.4 million related to our long-lived assets in our MIVA Media Europe division. At December 31, 2007, the total remaining carrying value of the Company's goodwill and other intangible assets was $20.1 million, representing those of our U.S. operations.

        We will continue to assess the potential of impairment for other long-lived assets in future periods in accordance with SFAS 144. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.

NOTE E—RESTRUCTURING AND MASTER SERVICES AGREEMENT

Restructuring—August 2008 United Kingdom, Germany, France, and Spain Operations

        On August 21, 2008, the Company initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office. The restructuring plan evolved to include a workforce reduction of approximately 40 employees, which involved cash payments totaling approximately $2.1 million that is expected to be completed by April 2009. The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts. In the quarter ended September 30, 2008 we recorded a restructuring charge of approximately $2.7 million related to this restructuring program, which includes severance and related costs, legal fees, and other costs specific to the execution of this program. During the fourth quarter of 2008, we recorded additional charges of approximately $0.5 million. These charges are consistent with this restructuring plan and primarily included severance and related costs, legal fees, and other costs specific to the execution of this program.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—RESTRUCTURING AND MASTER SERVICES AGREEMENT (Continued)

Restructuring—June 2008

        On June 17, 2008, the Company initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future. The Company recorded a total of $0.8 million in restructuring charges related to this action, excluding the approximate $0.2 million included in the discontinued operations category related to the closure of our Italian operations. We have closed our MIVA Media Italian operations and eliminated other redundant positions within the Company. Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees, which is expected to involve cash payments totaling approximately $1.0 million, that was completed in February 2009.

Restructuring—February 2008

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

Master Services Agreement and Transformation Project

        On May 11, 2007, the Company entered into a master services agreement (the "Master Services Agreement") with Perot Systems Corporation ("Perot Systems"), pursuant to which the Company outsourced certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.

        The Master Services Agreement had a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms. Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement were expected to be approximately $41.8 million, but as a result of the August 2008 amendment to the Master Services Agreement described below, the total was reduced to approximately $37.9 million. As of December 31, 2008, the Company incurred approximately $12.6 million of operating expenses for services received under the agreement since the agreement's inception.

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

        On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot Systems, pursuant to which the Company will pay Perot Systems to develop a new global advertiser and distribution partner application called the "Transformation Project". The Transformation Project involves the development and implementation of one enhanced consolidated global system to

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—RESTRUCTURING AND MASTER SERVICES AGREEMENT (Continued)

replace MIVA Media's existing Internet advertising management and distribution partner management systems. As of December 31, 2008, in connection with the Transformation Project, we have incurred approximately $2.4 million of costs, including $1.9 million of cost with Perot Systems, and $0.5 million of internal development costs, all of which has been capitalized and will be amortized over the five year estimated useful life of the software once it is placed in service. This Transformation Project was sold in March 2009 as part of the MIVA Media Sale.

        On August 26, 2008, we entered into an amendment to the Master Services Agreement with Perot, which, among other things, allowed us to "in-source" certain functions (MIVA EU Information Technology functionality and administration and finance and accounting support). These changes took effect immediately and eliminated the related charges for those services without termination fees as called for in the original contract. In return, we agreed to a reduction in certain service level agreement ("SLA") requirements, the elimination of benchmarking pricing, a modified termination payment schedule, and a 10 day payment cycle for invoices.

        The Company accounted for the services received under the Master Services Agreement using the guidance in AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and EITF No. 97-13 "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation".

        See NOTE T—Subsequent Events regarding amendment of the Master Services Agreement.

Restructuring—February 2007

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

        The following reserve for restructuring is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2008 and 2007 (in thousands):

	Employee Severance	Other Charges	Total
Balance as of January 1, 2007	—	—	—
Restructuring charges in 2007	$2.4	$0.4	$2.8
Adjustments in 2007	(0.3)	—	(0.3)
Cash payments in 2007	(2.0)	(0.4)	(2.4)

Balance as of December 31, 2007	$0.1	$—	$0.1

Restructuring charges in 2008	$3.0	$1.1	$4.1
Adjustments in 2008	(0.1)	(0.2)	(0.3)
Cash payments in 2008	(1.9)	(0.4)	(2.3)

Balance as of December 31, 2008	$1.1	$0.5	$1.6

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E—RESTRUCTURING AND MASTER SERVICES AGREEMENT (Continued)

        All actions under the February 8, 2007, restructuring plan, other than cash payments, were completed by May 31, 2007. All cash payments with respect to the May 11, 2007, restructuring plan were completed by April 30, 2008. All actions under the February 19, 2008, restructuring plan were completed by March 31, 2008. All actions under the June 17, 2008, restructuring plan were completed by January 31, 2009. All actions under the August 21, 2008, restructuring plan are expected to be completed by April 2009.

        The Company accounted for and reported our restructuring plans using the guidance in the following: (i) SFAS No. 144, (ii) EITF 03-13, "Applying the conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations", (iii) SFAS No 112, "Employer's Accounting for Postemployment Benefits", and (iv) SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities".

NOTE F—ACCOUNTING FOR SHARE-BASED COMPENSATION

        In 2008 and 2007, the Company granted share-based compensation in the form of restricted stock units ("RSUs") to selected individuals within the management team. For the twelve months ended December 31, 2008, our total share-based employee compensation expense consisted of stock option expense of $0.7 million and $2.4 million in restricted stock unit expense. The RSU expense total includes approximately $0.6 million in accelerated stock-based compensation expense resulting from the vesting of certain RSUs related to a former officer's resignation in August 2008. For the comparable period in 2007, the total share-based employee compensation expense was $4.1 million. Of this amount $1.6 million consisted of stock option expense and $2.5 million related to restricted stock unit expense. Included within this 2007 total stock option expense is a net $0.3 million in stock option expense that is recorded in restructuring expense as it relates to a terminated employee.

        In June 1999, the Board of Directors adopted the 1999 Stock Incentive Plan and in June 2004 the Board of Directors adopted the 2004 Stock Incentive Plan and the EMI Replacement Option Plan. Awards permitted under the 1999 Plan and 2004 Plans consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards, and stock appreciation rights. Under these plans, there were 9.2 million shares approved for issuance and, as of August 16, 2006, prior to consolidation with the 2006 Plan, there were 1.3 million shares available for equity awards under these prior plans.

        At the Company's 2006 annual stockholders meeting, stockholders of the Company approved the 2006 Stock Award and Incentive Plan ("Plan"). The Plan, among other things, increased by 2.0 million the number of shares of common stock available for equity awards. Under the Plan, no further awards are to be granted under the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan, although any outstanding awards under those plans continue in accordance with their terms.

        Collectively, as of December 31, 2008, there are approximately 1.5 million shares available for new equity awards after combining the shares of the 2006 Plan with the remaining shares of the superseded plans. Options issued to employees generally vest in a range of immediate vesting to up to four years vesting, and expire ten years following the grant date.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—ACCOUNTING FOR SHARE-BASED COMPENSATION (Continued)

        Stock option activity under the plans during the years ended December 31, 2008 and 2007, are summarized below (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2006	3,969	7.36
Granted	—	—
Exercised	(909)	2.50
Forfeited	(528)	4.91
Expired	(593)	8.86

Options outstanding at December 31, 2007	1,939	$9.85

Granted	—	—
Exercised	—	—
Forfeited	(310)	14.17
Expired	(53)	11.44

Options outstanding at December 31, 2008	1,576	$8.94

        The following table summarizes information as of December 31, 2008, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.00 - $ 3.00	116	6.8	$2.75	66	$2.62
$ 3.01 - $ 6.00	1,029	6.4	4.87	808	4.87
$ 6.01 - $14.00	44	5.7	11.07	41	11.01
$14.01 - $23.14	387	5.4	21.38	387	21.39

	1,576	6.2	$8.94	1,302	$9.86

        As of December 31, 2008, unrecognized compensation expense related to stock options totaled approximately $0.2 million, which will be recognized over a weighted average period of approximately one year. The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model. No stock options were granted during the years ended December 31, 2008 or 2007.

        In January 2008, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon the Company's common stock reaching, and closing, at a share price at or exceeding $4.00 per share, for ten consecutive trading days.

        In January 2007, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that: vest in equal tranches upon the Company's common stock reaching, and closing, at share prices at or exceeding $6.00, $8.00, $10.00, and $12.00, respectively, for ten consecutive trading days. In June 2007, all criteria was

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F—ACCOUNTING FOR SHARE-BASED COMPENSATION (Continued)

satisfied for the $6.00 tranche of restricted stock units and accordingly 86,412 shares attributable to the achievement of the $6.00 performance criteria were issued.

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

        New stock options granted and new restricted stock units granted, each with the related expenses for the years ended December 31, 2008 and 2007, are summarized below (in thousands):

	For the Year Ended December 31,
	2008	2007
Stock options granted—new	—	—
Stock option expense—new	$—	$—
Restricted stock units—new	1,963	1,992
Restricted stock unit expense—new	$1,081	$1,481

        For the years ended December 31, 2008 and 2007, the following assumptions were used in our performance based restricted stock units with market based conditions:

	For the Year Ended December 31,
	2008	2007
Volatility	70.5%	69.3%
Expected life	10 yrs	10 yrs
Risk-free rate	4.03%	4.41% - 5.16%

        The restricted stock unit ("RSU") activity for the years ended December 31, 2008 and 2007 are summarized below (in thousands):

			Performance based RSUs with Market based conditions
	Total RSUs	Service Based RSUs
			$4.00	$6.00	$8.00	$10.00	$12.00
Balance, December 31, 2006	424	368	—	14	14	14	14
Granted	1,992	1,611	—	87	98	98	98
Vested	(379)	(292)	—	(87)	—	—	—
Forfeited	(448)	(362)	—	(14)	(24)	(24)	(24)
Expired	—	—	—	—	—	—	—

Balance, December 31, 2007	1,589	1,325	—	—	88	88	88

Granted	1,963	1,600	363	—	—	—	—
Vested	(729)	(729)	—	—	—	—	—
Forfeited	(567)	(397)	(110)	—	(20)	(20)	(20)
Expired	—	—	—	—

Balance, December 31, 2008	2,256	1,799	253	—	68	68	68

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G—PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007	Estimated Useful Life
Technical equipment	$17,864	$18,851	3 years
Furniture	1,488	1,947	5 years
Leasehold improvements	826	1,112	10 years
Capitalized software	12,833	10,364	1 to 5 years

Subtotal	33,011	32,274
Accumulated Depreciation & Amortization	(28,036)	(29,529)

	$4,975	$2,745

        Depreciation expense was $1.9 million and $4.6 million for the years ended December 31, 2008 and 2007, respectively.

NOTE H—INTANGIBLE ASSETS

        The balance in intangible assets at December 31, 2008, consists of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Carrying Amount	Weighted Average Useful Economic Life
				(Years)
Vendor agreements	$2,707	$(2,707)	$—	3
Developed technology	8,776	(8,776)	—	4
Customer relationships	100	(100)	—	—
Other definite-lived intangibles	857	(857)	—	4
Indefinite-lived intellectual property	1,134	(1,134)	—	Indefinite
Goodwill	14,743	(14,743)	—	Indefinite

	$28,317	$(28,317)	$—

        The balance in intangible assets as of December 31, 2007, consisted of the following (in thousands, except years):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Economic Life
				(Years)
Vendor agreements	$2,707	$(1,389)	$1,318	3
Developed technology	8,776	(6,245)	2,531	4
Customer relationships	100	(100)	—	—
Other definite-lived intangibles	961	(588)	373	4
Indefinite-lived intellectual property	1,134	—	1,134	Indefinite
Goodwill	14,743	—	14,743	Indefinite

	$28,421	$(8,322)	$20,099

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H—INTANGIBLE ASSETS (Continued)

        Amortization expense related to intangible assets was $2.2 million and $2.5 million for the years ended December 31, 2008 and 2007, respectively.

        The carrying amount of goodwill at December 31, 2008 and 2007 consisted of the following (in thousands):

Balance as of January 1, 2007	$28,566
Goodwill impairment	(14,006)
Foreign currency translation adjustments	183

Balance as of December 31, 2007	$14,743

Goodwill impairment	(14,743)

Balance as of December 31, 2008	$—

        At December 31, 2008, we have no intangible assets that are not subject to amortization.

        All of the intangible assets were acquired in 2004 in connection with the acquisition or merger of MIVA Small Business, MIVA Direct, B&B Advertising and MIVA Media Europe. The weighted average useful economic life for all definite-lived intangibles is approximately four years. It is estimated that there will be no significant residual value for the intangible assets. The amortization associated with our intangible assets is not deductible for income tax purposes.

NOTE I—ACCRUED EXPENSES

        Accrued expenses at December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
Revenue-sharing agreements	$4,146	$5,493
Accrued compensation	1,777	1,843
Professional fees	1,198	1,960
Operating expenses	1,850	3,489
Value added tax payable	210	36
Other	439	2,023

	$9,620	$14,844

NOTE J—PER SHARE DATA

        For the years ended December 31, 2008 and 2007, we incurred a net loss. Therefore, potentially dilutive shares (related to stock options and restricted stock units) are not included in the per share data, as they would have an anti-dilutive effect on net loss per share. Had we not recorded a net loss, the number of stock options excluded in the computation of diluted EPS and the range of exercise prices would have been: 2008—1.8 million shares at a price range of $1.25 - $23.14; and, 2007—1.6 million shares at a price range of $4.37 - $23.14.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J—PER SHARE DATA (Continued)

        The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Year Ended December 31,
	2008	2007
Weighted-average number of common shares outstanding basic and diluted	32,621	31,935

NOTE K—LITIGATION

Shareholder Class Action Lawsuits

        Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida. The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as 'control persons' of MIVA. Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

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

        On December 28, 2005, the Court granted Defendants' motion to dismiss. The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006. On February 9, 2006, Defendants filed a renewed motion to dismiss. On March 15, 2007, the Court granted in large part Defendants' motion to dismiss. On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss. On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent. The Court requested additional briefing on the scienter issue, and on February 15, 2008, entered an Order dismissing one of the individual defendants from the lawsuit and limiting the claims that could be brought against another individual defendant. In addition, Plaintiffs previously had moved the Court to certify a putative class of investors, and Defendants had filed briefs in opposition thereto. On March 12, 2008, the Court entered an Order certifying a class of those investors who purchased the Company's common stock from February 23, 2005, to May 4, 2005. The Court also dismissed two of the proposed class representatives for lack of standing. Plaintiffs have served discovery requests on Defendants, and the discovery phase of the lawsuit is presently underway.

        Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—LITIGATION (Continued)

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

Comet Systems, Inc.

        The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007. In the suit the shareholders' agent contended that our calculation and payment of contingent amounts payable under the merger agreement were not correct and we contended that we calculated and paid the contingent amounts correctly. On October 22, 2008, the Court granted summary judgment to the plaintiff in the amount of $1.7 million, pre-judgment interest in the amount of $0.6 million, and reimbursement of attorney fees of $0.1 million. After receiving summary judgment we entered into negotiations with the plaintiffs and reached a binding settlement agreement to pay a lesser amount. We agreed to pay $1.875 million to resolve this dispute and made payment, in full, in December 2008.

Bid For Position, LLC

        On December 13, 2007, a patent infringement case was filed in the United States District Court for the Eastern District of Virginia against AOL, Google, Microsoft, and us by Bid For Position, LLC. The complaint alleged that Bid For Position, LLC is the owner of U.S. Patent No. 7,225,151, which was issued on May 29, 2007, entitled "Online Auction Bid Management System and Method," ("the '151 patent") and further alleged that we infringed this patent. We settled the case in June 2008 without admitting any liability, and the case was dismissed on July 15, 2008.

Lane's Gifts and Collectibles Litigation

        As previously disclosed we entered into an agreement with the plaintiffs to settle this case in January 2008 and received court approval in April 2008. Under the settlement agreement, all claims against us, including our indemnification obligations to a co-defendant, were dismissed without presumption or admission of any liability or wrongdoing. Pursuant to the agreement, we established a settlement fund of $3,936,812, of which $1,312,270 was accrued as litigation settlement expense as of December 31, 2007 and paid, in June 2008, for plaintiffs' attorneys' fees and class representative incentive awards, and the balance is in advertising credits relating to the class members' advertising spending with us during the class period. Advertising credits will be recorded as reductions to revenues in the periods they are redeemed. For the year ended December 31, 2008, approximately $26,674 in advertising credits were redeemed.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K—LITIGATION (Continued)

Other Litigation

        We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

        No accruals for potential losses for litigation are recorded as of December 31, 2008, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so. We expense all legal fees for litigation as incurred.

NOTE L—DEBT

        On November 7, 2008, we entered into a Loan and Security Agreement with Bridge Bank. The Loan Agreement provides a revolving credit facility to the Company of up to $10.0 million ("Facility"). Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility is equal to 80% of the our eligible U.S. accounts receivable plus the lesser of $3.5 million or 65% of eligible U.K. accounts receivable, with account eligibility measured in accordance with standard determinations. All amounts borrowed under the Facility are secured by a general security interest on the assets of the Company, including the Company's intellectual property, and a pledge of 65% of the outstanding shares of the Company's UK subsidiary, MIVA (UK) Limited. In addition, MIVA (UK) Limited and certain of the Company's domestic subsidiaries are guarantying the Company's obligations under the Facility, to be secured by general security interests in the assets of such companies. Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 1.5%. The Facility expires on November 7, 2010, at which time all outstanding loan advances become due and payable. As of December 31, 2008, the effective interest rate was 6.5% and we had drawn approximately $4.0 million, which is included in long-term debt within the consolidated balance sheet. Under the terms of the Loan Agreement, we are required to maintain in our account at Bridge Bank an amount equal to or greater than 50% of the funded loan balance.

        The Loan Agreement contains certain covenants, including the following financial covenants: (i) minimum cash ratio, (ii) asset coverage ratio, (iii) Adjusted Earnings Before: Interest, Taxes, Depreciation, and Amortization ("AEBITDA"). At December 31, 2008, we believe we are in compliance with all covenants under the Loan Agreement. However, if we breach any of our covenants or are unable to comply with the required financial ratios under our Loan Agreement, the bank could elect to declare all borrowings outstanding under the Loan Agreement, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts outstanding.

        See Note T—Subsequent Events for information on a Consent and Amendment to The Loan and Security Agreement entered into on March 12, 2009.

NOTE M—COMMITMENTS AND CONTINGENCIES

        In July 2005, we received payment of approximately $1.3 million following our receipt of a favorable court judgment in a dispute with a Media EU distribution partner. The amount received, net of legal fees, was recorded as a deferred liability pending the appeal process. On May 22, 2008, we received notification

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—COMMITMENTS AND CONTINGENCIES (Continued)

the original court's decision was reversed. This decision called for MIVA to refund the $1.3 million payment to the MIVA Media EU distribution partner. During the quarter ended December 31, 2008, we negotiated and settled this dispute for approximately $0.7 million that was paid in this same period.

        We have ongoing contractual cash payment obligations to our distribution partners. These payments are funded by payments from our advertisers for the paid click-through (visitors), delivered to them via our distribution partners. Agreements with certain distribution partners contain guaranteed minimum payments through November 2010.

        We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010. In addition, we have ongoing royalty payments based on our use of those patents.

        We have minimum contractual payments as part of the Perot Master Services Agreement and the Transformation Project as described in Note E—Restructuring and Master Services Agreement (See NOTE T—Subsequent Events regarding the amendment of the Master Services Agreement on February 1, 2009.)

Operating Leases

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

        On February 26, 2008, we entered into an agreement (the "Lease Amendment") amending the April 15, 2005 operating lease agreement for our London office. The Lease Amendment, among other items, provided each party with an early termination right to terminate the underlying Lease Agreement on or before December 31, 2008. We exercised this termination right and in accordance with the agreement received a one-time surrender premium of approximately $0.4 million in the fourth quarter of 2008.

        For the years ended December 31, 2008 and 2007, we recorded approximately $0.8 million and $2.8 million, respectively, as rent expense under operating leasing arrangements. Included in the 2008 total is approximately $0.07 million of rent expense recorded in restructuring expense as it relates to lease agreements associated with the various restructuring plans, and approximately $0.05 million included in discontinued operations as it relates to the Italian operations closure.

Sublease Income

        During the fourth quarter of 2008, we entered into two separate and non-cancelable sublease agreements covering the remaining lease obligations periods in both Germany (Munich) and France (Paris) leases with unrelated third parties. The sublease payments are expected to be received ratably over the next 12 months.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—COMMITMENTS AND CONTINGENCIES (Continued)

        In August 2007, we entered into a real estate sublease agreement with an unrelated party to sublease 20,171 square feet (approximately 50% of our space) in our office located in Fort Myers, Florida. The term of the sublease agreement commenced on August 17, 2007 and ends on November 30, 2012, unless certain conditions (as defined) are met for earlier termination.

Capital Leases

        In September 2008, we entered into non-cancelable leases with unrelated third parties for software and related maintenance, and hardware, for our new Transformation Project. The total fair market value of this software was approximately $1.0 million with a lease term of nineteen months. The software lease has an imputed interest rate of 9% with quarterly cash outlays of approximately $0.2 million. The total fair market value of the hardware was approximately $1.1 million with a lease term of three years. The hardware lease has an imputed interest rate of 12.0%. These leases were classified as capital lease obligations, are reported as long-term debt in our December 31, 2008, consolidated balance sheet, and represent non-cash investing and financing activities in our consolidated statement of cash flows for the year ended December 31, 2008. During 2008, we made cash payments, including interest, of approximately $0.9 million on these lease obligations.

        The following table summarizes our capital lease obligations as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Software Lease Payments	728	—
Hardware Lease Payments	825	—
Less—Interest	(175)	—

Total debt	$1,378	$—

Current portion	783	—

Long-term debt	$595	$—

        Interest expense related to these leases was approximately $0.04 million in 2008.

        As of December 31, 2008 our minimum contractual payment obligations for the commitments described herein are as follows (in thousands):

	2009	2010	2011	2012	2013	beyond	Total
Perot Master Services Agreement	5,382	4,900	4,880	4,839	4,837	2,025	26,863
Operating Leases	1,989	1,557	1,464	1,411	517	1,130	8,068
Sublease Income	(652)	(565)	(480)	(442)	—	—	(2,139)
Capital Leases	899	428	226	—			1,553
Guaranteed Royalty Payments	800	400	—	—	—	—	1,200
Transformation Project	1,100		—	—	—	—	1,100
Distribution Partner Payments	252	26	—	—	—	—	278

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M—COMMITMENTS AND CONTINGENCIES (Continued)

Indemnification Agreements

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

        See NOTE T—Subsequent Events regarding some of the matters discussed above.

NOTE N—SEGMENT INFORMATION

        Historically, our merchant services segment did not meet the quantitative thresholds that required separate information to be reported. However, we have previously reported our operating results in two operating segments, performance marketing and merchant services. Further, as described in Note C—Discontinued Operations, on August 1, 2007, we divested our merchant services division, resulting in performance marketing becoming our one remaining operating segment. Our two remaining operating segments as of December 31, 2008, MIVA Media and MIVA Direct, aggregate into our one remaining reportable segment, performance marketing. Therefore no separate segment disclosures are presented as of and for the years ended December 31, 2008 and 2007.

        Summarized information by geographical locations is as follows (in thousands):

	Revenues	Long-Lived assets
Year ended December 31, 2008
United States	$89,708	$5,306
United Kingdom	12,307	205
Other International	14,348	167

Total	$116,363	$5,678

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N—SEGMENT INFORMATION (Continued)

	Revenues	Long-Lived assets
Year ended December 31, 2007
United States	$106,676	$22,598
United Kingdom	17,329	1,154
Other International	27,045	201

Total	$151,050	$23,953

        Amounts are attributed to the country of the legal entity that recognized the sale or holds the asset. Other international activity as reported in the table above relates to one of several European entities, including France that is a subsidiary of MIVA Media (UK) Ltd. In addition, activity from Sweden, Denmark, Norway and Finland is included to the extent of the private label agreement with Eniro AB. This private label agreement, originally signed in 2005, and renewed in 2008 is in conjunction with the sale of substantially all of the assets of our indirect, wholly owned subsidiary Espotting Scandinavia AB to Eniro AB.

NOTE O—RELATED PARTY TRANSACTIONS

        On December 31, 2008, Seb Bishop, who resigned his position of Chief Marketing Officer and President of MIVA, Inc. on August 5, 2008, resigned from the Board of Directors. Mr. Bishop is a Director of Steakmedia Limited and also owns a 2.5% interest in Steakmedia. Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop's brother. We used this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers. Amounts invoiced to Steakmedia during the years ended December 31, 2008 and 2007, were $210,447 and $397,171, respectively.

        In addition to Steakmedia, Mr. Bishop is a Director of Adjug, a company that entered into a non-cancelable sublease obligation with our MIVA Media EU division to sublet office space in Munich, Germany during the fourth quarter of 2008. This agreement has a term beginning December 1, 2008 through December 31, 2009 with annual sublease payments totaling approximately $54,900.

        Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc. The Company entered into an agreement in November 2005 with Racepoint for public relations professional services. For the years ended December 31, 2008 and 2007, we incurred fees from Racepoint of $15,000 and $84,141, respectively.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—INCOME TAXES

        The provision (benefit) for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2008	2007
Current:
United States federal	$160	$—
State	112	344
Foreign	(615)	153

	(343)	497

Deferred:
United States federal and state	—	—
Foreign	—	60

	—	60

	$(343)	$557

        The components of loss from continuing operations before income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2008	2007
United States	$(28,951)	$(10,605)
Foreign	(16,451)	(25,776)

	$(45,402)	$(36,381)

        A reconciliation of the difference between the expected provision for income taxes using the statutory United States Federal tax rate and our actual provision is as follows (in thousands):

	For the Year Ended December 31,
	2008	2007
Tax benefit using statutory United States federal tax rate	$(15,891)	$(12,683)
Effect of state income taxes	(32)	169
Write-down of non-deductible costs in excess of net assets of acquired companies	2,056	4,922
Non-U.S. exchange difference on intercompany loan	1,521	—
Non-U.S. tax rate differential	679	1,938
Deferred tax asset valuation allowances	9,799	5,124
Other	1,525	1,087

	$(343)	$557

        Our current tax provision (benefit) excludes the effect of stock option compensation deductible for tax purposes in the United States and overseas as these amounts were credited to additional paid-in-capital.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—INCOME TAXES (Continued)

Due to our losses, there was no tax benefit recorded in 2008 and 2007. The net benefit for 2008 includes the release of an estimated US tax liability of approximately $0.7 million, resulting from certain prior year acquisitions for which no goodwill remains, which was determined during 2008 to no longer be payable, offset by state income tax expense. The deferred tax assets were subject to corresponding valuation allowances.

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

	December 31,
	2008	2007
Deferred tax assets, short-term
Accounts receivable allowances	$92	$151
Accruals	60	549
Other	15	51

Total	$167	$751
Fixed Assets	1,585	1,765
Intangibles	4,242	—
Accruals	2,220	1,825
Net operating losses	16,868	20,835
Valuation allowance	(24,579)	(23,989)

Total	$336	$436
Capitalized software	(298)	(101)
Intangibles	—	(1,086)
Other	(205)	—

Total	$(503)	$(1,187)

Net deferred tax assets	$—	$—

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

        As of December 31, 2008, we had United States and non-U.S. net operating loss ("NOL") carry-forwards for tax purposes of approximately $40.0 million and $9.0 million, respectively. These U.S. NOL carry-forwards will expire at various dates beginning in 2019. The NOLs carry forward indefinitely in the non-U.S entities. As of December 31, 2008, the deferred tax assets related to NOLs in the United States

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—INCOME TAXES (Continued)

and international jurisdictions are fully offset by valuation allowances. We have foreign carry-forwards of $39.0 million, however, due to the closing of offices in Germany, Italy, Spain, and Sweden, and the migration of those operations to the United Kingdom, $30.0 million of the $39.0 million of such NOLs have been written off by valuation allowances or deferred tax liabilities. Upon adoption of SFAS 141(R) on January 1, 2009, subsequent releases, if any, of valuation allowances established at the time of acquisition for deferred tax assets resulting from NOLs will be recorded as reductions to the income tax provision.

        Utilization of the acquired United States NOLs is subject to annual limitation due to the ownership change provisions of the Internal Revenue Code. At December 31, 2008, the annual limitation is $3.5 million, with any unused amounts eligible to be carried forward to future years. This annual limitation may result in the expiration of a portion of the affected NOLs before they are utilized.

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

        The Company adopted FIN 48 as of January 1, 2007. This standard modified the previous guidance provided by SFAS 5, "Accounting for Contingencies," and SFAS 109, "Accounting for Income Taxes" for uncertainties related to the Company's global income tax liabilities. In connection with this adoption of FIN 48, the Company recorded a net decrease to retained earnings of approximately $0.7 million related to the measurement of a position previously taken with respect to certain transfer pricing adjustments reported on our foreign tax returns. This amount of unrecognized tax benefit did not materially change as of December 31, 2008.

        A condensed summary of the Company's unrecognized tax benefits is presented as follows (in $ millions):

	Balance Jan-07	Adjustments in 2007	Balance Dec-07	Adjustments in 2008	Balance Dec-08
Unrecognized tax benefits that affect effective tax rate upon recognizition	$0.6	$—	$0.6	$—	$0.6
Interest / Penalties	$0.1	$—	$0.1	$0.1	$0.2

Total Unrecognized Tax Benefits	$0.7	$—	$0.7	$0.1	$0.8

        The Company recognized accrued interest and penalties related to these unrecognized tax benefits in income tax expense. As of January 1, 2008, the Company had recorded a liability of approximately $0.1 million for interest and penalties.

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE P—INCOME TAXES (Continued)

        As of January 1, 2008, open tax years in major jurisdictions date back to 2002 due to the taxing authorities' ability to adjust operating loss carry-forwards.

        It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, the Company does not expect the change to have a material impact on the results of operations or the financial position of the Company.

NOTE Q—QUARTERLY FINANCIAL SUMMARY (unaudited)

	Three Months Ended
2008	March 31	June 30	September 30	December 31(d)
	(in thousands, except per share data)
Statements of operations
Revenues	$32,671	$30,163	$28,167	$25,362
Gross profit	17,000	15,194	14,288	12,453
Net loss	(5,127)	(6,465)	(10,526)	(23,335)
Net loss per share
Basic	$(0.16)	$(0.20)	$(0.32)	$(0.70)
Diluted	(0.16)	(0.20)	(0.32)	(0.70)

	Three Months Ended
2007	March 31	June 30(a)	September 30(b)	December 31(c)
	(in thousands, except per share data)
Statements of operations
Revenues	$42,244	$38,716	$35,942	$34,148
Gross profit	22,200	20,198	19,022	17,889
Net loss	(5,322)	(16,437)	(3,316)	(11,460)
Net loss per share
Basic	$(0.17)	$(0.52)	$(0.10)	$(0.36)
Diluted	(0.17)	(0.52)	(0.10)	(0.36)

(a)
Includes impairment charge related to goodwill at MIVA Media Europe of $14.0 million.

(b)
Includes impairment charge related to long-lived assets at MIVA Media Europe of $1.4 million.

(c)
Includes impairment charge related to other tangible assets at MIVA Media US of $4.7 million.

(d)
Includes impairment charges related to goodwill and other assets at MIVA Direct and Searchfeed of $18.7 million.

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

401(k) Plan. Costs charged to operations for matching contributions were $0.06 million in 2008 and $0.03 million in 2007.

NOTE S—TREASURY STOCK

        For the year ended December 31, 2008, the Company's shares held in treasury increased by 23,340 shares or approximately $0.03 million. This increase in treasury shares resulted from shares withheld to pay the withholding taxes upon the vesting of restricted stock units during the year.

        For the year ended December 31, 2007, the Company's shares held in treasury increased by 433,178 shares or approximately $1.9 million. This increase in treasury shares resulted from shares withheld to pay taxes in connection with the net issuances of stock options that were exercised by former executive officers. In addition, shares were withheld to pay withholding taxes upon the vesting of certain restricted stock units during the year.

NOTE T—SUBSEQUENT EVENTS

Amendment of Perot Master Services Agreement

        On February 1, 2009, the Company entered into an amendment to the Perot Master Services Agreement with Perot Systems. Under the terms of the amendment, the Master Services Agreement will expire on April 30, 2009, and certain other provisions of the Master Services Agreement have either been modified or terminated. In connection with the Amendment, the Company has issued a letter of credit to Perot Systems for approximately $1.0 million for a portion of the remaining application development costs related to the Company's new technology platform. Additionally, the Company expects to incur approximately $0.6 million in fees for transition services under the Amendment. It is expected that these fees will be incurred over February, March and April 2009 as the transition services are received. As a result of the February 1, 2009 amendment, payments due to Perot Systems after December 31, 2008 were reduced from 26.9 million in the table in Note M—Commitments and Contingencies to $2.1 million due in 2009 above to $2.1 million due in 2009.

Sale of MIVA Media Division

        On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. and certain of its subsidiaries pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media Division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of certain balance sheet liabilities, and subject to certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, and post-closing adjustments (the "MIVA Media Sale").

        The Company and Adknowledge made customary representations, warranties and covenants in the Asset Purchase Agreement and each party has certain indemnification obligations under the Asset Purchase Agreement. Further, the Asset Purchase Agreement prohibits the Company from competing in the business of owning and operating a pay-per-click network connecting advertisers and third party publishers for five years, and prohibits the Company from diverting or soliciting past, existing or prospective clients, customers or sources of financing of Adknowledge or from employing or soliciting for employment Adknowledge's employees (including the Company's employees that transferred to Adknowledge pursuant to the terms of the Asset Purchase Agreement) for two years. In addition, the

MIVA, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE T—SUBSEQUENT EVENTS (Continued)

Asset Purchase Agreement prohibits Adknowledge from employing or soliciting for employment the Company's employees who did not transfer to Adknowledge pursuant to the terms of the Asset Purchase Agreement for two years.

        As of December 31, 2008 the MIVA Media Sale was not yet considered to be probable, therefore, the assets and liabilities of the division are classified as held and used, and the operations are included in continuing operating in the accompanying consolidated financial statements. The approximate amount of major classes of assets and liabilities included as part of the disposal group in the consolidated balance sheet at December 31, 2008 are as follows:

Current Assets	$4,119
Property and equipment, net	$4,737
Current liabilities	$5,150
Long-term debt	$1,378

Amendment of Bank Loan Agreement

        On March 12, 2009, we entered into a Consent and Amendment to Loan and Security Agreement (the "Amendment") with Bridge Bank, which amends certain terms and conditions of the Loan Agreement. Pursuant to the Amendment, MIVA Direct became a borrower under the Loan Agreement and granted a general security interest in its assets to Bridge Bank. The Amendment further provides Bridge Bank's consent to the MIVA Media Sale, provided that the Company was required to repay immediately, out of the proceeds of the MIVA Media Sale, all outstanding advances plus any accrued interest under the Loan Agreement in the amount of approximately $4.4 million. In addition, no further advances under the Loan Agreement will be made until the parties have agreed upon new terms and conditions for borrowing. The Amendment also provides that the letter of credit for the benefit of Perot Systems, Ltd. in the amount of $693,628 issued by Bridge Bank be secured by a cash deposit.

Item 15—Schedule I
Valuation and Qualifying Accounts
Years ended December 31, 2008 and 2007

Description	Balance at the Beginning of Period	Charges to Earnings	Charges to Other Accounts		Acquisitions	Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2008	$723	$804	$—		$—	$(285	)(2)	$1,242
Year Ended December 31, 2007	$1,299	$(107)	$50	(1)	$—	$(519	)(2)	$723
Income tax valuation allowance:
Year Ended December 31, 2008	$23,989	$1,014	$(424)	(1)	$—	$—		$24,579
Year Ended December 31, 2007	$18,325	$5,124	$540	(1)	$—	$—		$23,989

(1)
Change due to foreign currency translation, which is included in other comprehensive income

(2)
Write-off fully reserved accounts receivable