Form 10-K/A
period 2008-12-31
MIVA, INC.
filed 2009-04-07
CIK 1094808

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

         There were 35,069,239 shares of the Registrant's Common Stock outstanding on February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference in Part III.

 Explanatory Note

        MIVA, Inc. is amending its Annual Report on Form 10-K (the "Report") for its fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on March 31, 2009. This amendment is being made to correct a typographical error, which inadvertently omitted brackets on the net cash (used in) operating activities of $(24,857) for the year ended December 31, 2008, on our Consolidated Statements of Cash Flows within Item 8, which is being re-filed herein. The Certifications of the Chief Executive Officer and Chief Financial Officer, which were previously filed as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively, with the Report are being re-filed herewith pursuant to Regulation Section 240.12b-15 of the Securities and Exchange Commission. Additionally, the Power of Attorney, which was previously filed as Exhibit 24.1 with the Report is being re-filed herewith. All such exhibits are filed as part of and incorporated by reference into the Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See index to Consolidated Financial Statements table of contents located on page 55.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

MIVA, INC.
Date: April 7, 2009	By:	/s/ PETER A. CORRAO President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 7th day of April 2009.

Signature	Title

/s/ PETER A. CORRAO Peter A. Corrao	President, Chief Executive Officer, and Director (principal executive officer)
/s/ MICHAEL CUTLER Michael Cutler	Chief Financial Officer (principal financial and accounting officer)
*/s/ LAWRENCE WEBER* Lawrence Weber	Chairman of the Board of Directors
*/s/ GERALD W. HEPP* Gerald W. Hepp	Director
*/s/ JOSEPH P. DURRETT* Joseph P. Durrett	Director
*/s/ ADELE GOLDBERG* Adele Goldberg	Director
*/s/ LEE S. SIMONSON* Lee S. Simonson	Director

*By:	/s/ PETER A. CORRAO	Attorney-in-Fact

 Index of Exhibits

        The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description
24.1		Power of Attorney.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of December 31, 2008 and 2007	57
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2008	58
Consolidated Statements of Stockholders' Equity for each of the two years in the period ended December 31, 2008	59
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2008	60
Notes to Consolidated Financial Statements	61
Financial Statement Schedules:
Valuation and Qualifying Accounts for each of the two years in the period ended December 31, 2008	89
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

MIVA, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(45,453)	$(36,535)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for (recovery of) doubtful accounts	804	(107)
Depreciation and amortization	4,069	9,414
Impairment loss on goodwill and other assets	18,725	20,134
Equity based compensation	3,120	4,093
Gain on disposal of discontinued operations	—	(160)
Gain on sale of assets	(75)	(45)
Changes in operating assets and liabilities
Accounts receivable	1,764	6,920
Prepaid expenses and other current assets	1,226	(313)
Income taxes receivable	174	1,378
Deferred revenue	(1,221)	72
Accounts payable, accrued expenses and other liabilities	(7,990)	(3,756)

Net Cash (used in) provided by operating activities	(24,857)	1,095

Cash Flows from Investing Activities
Proceeds from the sale of property and equipment	—	120
Proceeds from the sale of discontinued operations assets	—	200
Portion of secured line of credit—restricted	(2,000)	—
Purchase of capital items including internally developed software	(3,190)	(397)

Net Cash (used in) provided by investing activities	(5,190)	(77)

Cash Flows from Financing Activities
Proceeds from secured line of credit	4,000	—
Payments to secure line of credit	(796)
Payments made on capital leases and notes payable	(476)	—
Payments made on software license obligation	—	(1,400)
Proceeds received from exercise of stock options and warrants	—	521

Net Cash (used in) provided by financing activities	2,728	(879)

Effect of Foreign Currency Exchange Rates	4,113	178

(Decrease) / Increase in Cash and Cash Equivalents	(23,206)	317
Cash and Cash Equivalents, Beginning of Year	29,905	29,588

Cash and Cash Equivalents, End of Year	$6,699	$29,905

Supplemental Disclosures of Cash Flow Information:
Interest paid	$165	$137

Income taxes paid	$297	$816

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy tax withholding liabilities	$(25)	$(1,950)

Purchase of capital items under capital lease obligation	$1,836	$—

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

QuickLinks

Explanatory Note
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
Index of Exhibits
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
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