Form 10-Q
period 2009-03-31
MIVA, INC.
filed 2009-05-20
CIK 1094808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.         Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 35,566,627 shares of the Registrant’s Common Stock outstanding on April 30, 2009.

FORM 10-Q

MIVA, Inc.

PART 1.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

MIVA, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,554	$6,699
Accounts receivable, less allowances of $2,358 and $1,242 at March 31, 2009 and December 31, 2008.	2,927	11,204
Deferred tax assets	167	167
Income tax receivable	—	247
Prepaid expenses and other current assets	1,096	1,584

TOTAL CURRENT ASSETS	15,744	19,901

Property and equipment, net	224	4,975
Restricted cash	344	2,000
Other assets	682	703

TOTAL ASSETS	$16,994	$27,579

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,162	$6,609
Accrued expenses	6,944	9,620
Current portion of long-term debt	546	783
Deferred revenue	623	1,914

TOTAL CURRENT LIABILITIES	12,275	18,926

Deferred tax liabilities long-term	167	167
Long-term debt	—	4,595
Other long-term liabilities	1,530	1,305

TOTAL LIABILITIES	13,972	24,993

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.001 par value; authorized, 200,000 shares; issued 35,052 and 34,480, respectively; outstanding 33,296 and 32,731, respectively	35	34
Additional paid-in capital	269,834	268,841
Treasury stock; 1,756 and 1,749 shares at cost, respectively	(6,720)	(6,719)
Accumulated other comprehensive income	12,914	12,393
Accumulated Deficit	(273,041)	(271,963)

TOTAL STOCKHOLDERS’ EQUITY	3,022	2,586

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,994	$27,579

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

Revenues	$6,234	$12,070
Cost of services	456	746
Gross profit	5,778	11,324

Operating expenses
Marketing, sales, and service	4,753	8,170
General and administrative	3,077	4,222
Product development	698	848
Amortization	—	492

Total operating expenses	8,528	13,732

Loss from operations	(2,750)	(2,408)

Interest income (expense), net	(82)	103

Loss before provision for income taxes	(2,832)	(2,305)

Income tax expense	14	13

Loss from continuing operations	(2,846)	(2,318)

Loss from discontinued operations	(5,158)	(2,808)

Gain on sale of discontinued operations	6,926	—

Net loss	$(1,078)	$(5,126)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.08)	$(0.07)
Discontinued operations and gain on sale	$0.05	$(0.09)

Weighted-average number of common shares outstanding
Basic	33,197	32,546
Diluted	33,197	32,546

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(1,078)	$(5,127)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision for doubtful accounts	1,533	40
Depreciation and amortization	270	1,370
Equity based compensation	993	725
Gain on sale of business	(6,926)	—
Changes in operating assets and liabilities
Accounts receivable	7,068	(111)
Prepaid expenses and other current assets	489	(241)
Income taxes receivable	70	(17)
Deferred revenue	(1,268)	112
Accounts payable, accrued expenses and other liabilities	(3,312)	(4,082)

Net Cash (used in) operating activities	(2,161)	(7,331)

Cash Flows from Investing Activities
Release of line of credit restricted collateral	2,000	—
Net increase in restricted cash for letter of credit	(344)	—
Net proceeds from sale of business	10,439	—
Purchase of capital items including internally developed software	(133)	(856)

Net Cash provided by (used in) investing activities	11,962	(856)

Cash Flows from Financing Activities

Repayment of secured line of credit	(4,351)	—
Payments made on capital leases and notes payable	(832)	—

Net Cash used in financing activities	(5,183)	—

Effect of Foreign Currency Exchange Rates	237	926

Increase / (Decrease) in Cash and Cash Equivalents	4,855	(7,261)

Cash and Cash Equivalents, Beginning of Period	6,699	29,905

Cash and Cash Equivalents, End of Period	$11,554	$22,644

Supplemental Disclosures of Cash Flow Information:
Interest paid	$80	$—
Income taxes paid	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities:
Treasury stock received to satisfy tax withholding liabilities	$(1)	$—

The accompanying notes are an integral part of these consolidated statements.

MIVA, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

NOTE A - NATURE OF BUSINESS

MIVA, Inc., together with its wholly-owned subsidiaries, collectively, the “Company”, “we”, “us” or “MIVA”, is an online advertising network company.

MIVA Direct

We offer a range of products and services through our Miva Direct division. MIVA Direct offers home page, desktop application, and Internet browser toolbar products under the ALOT brand. Our customizable ALOT Home Page, ALOT Desktop and ALOT Toolbar are designed to make the Internet easy for consumers by providing direct access to affinity content and search results. These products generate over 2 million Internet searches per day.

MIVA Media

On March 12, 2009, we sold certain assets relating to our MIVA Media division.  Following the sale, we no longer operate the MIVA Media business (see NOTE C — Sale of MIVA Media Division), and as a result these operations are presented as discontinued for all periods presented.

The majority of our revenue at MIVA Direct is generated through Internet search queries at our website. MIVA Direct products generate search queries to our website http://search.alot.com, where we provide algorithmic and sponsored search functionality to consumers through our contractual relationships with third-party providers.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the entire year.

The unaudited condensed consolidated financial statements include the accounts and operations of MIVA, Inc. and all of our subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

Despite the Company’s negative operating performance in 2009 and 2008, we currently anticipate that our working capital of approximately $3.4 million, including cash and cash equivalents of approximately $11.6 million as of March 31, 2009, along with cash flows from operations will be sufficient to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  We did not maintain a balance in short-term investments as of March 31, 2009 or December 31, 2008.

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

Comprehensive Loss

Total comprehensive loss is comprised of net loss and net foreign currency translation adjustments.  Total comprehensive loss for the three months ended March 31, 2009 and 2008, was $(0.6) million and $(4.8) million, respectively.  The difference between total comprehensive loss and net loss is the direct result of foreign currency translation adjustments.

Accumulated Other Comprehensive Income

At March 31, 2009, Accumulated Other Comprehensive Income showed a gain of approximately $12.9 million.  The sale of MIVA Media did not include the transfer to the buyer of any significant assets or liabilities related to OCI.  Currently, the Company has no intent to liquidate its foreign subsidiaries.  However, should the company decide to liquidate the foreign entities in a future period, it would likely cause a significant gain from the release of the related currency translation adjustments in Other Comprehensive Income to earnings which includes the gains associated with the parent’s intercompany loans to its foreign subsidiaries.

Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred approximately $4.3 million and $7.6 million in advertising expense for the three months ended March 31, 2009 and 2008, respectively.  The majority of these costs were incurred to promote the Company’s desktop consumer software products.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. As of March 31, 2009, substantially all of our cash and cash equivalents were managed by a number of financial institutions. As of March 31, 2009 our cash and cash equivalents with certain of these financial institutions exceed FDIC insured limits. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States. As of March 31, 2009, one customer (Google) accounted for approximately 62.0% of the accounts receivable balance and represented approximately 92.6% and 92.1% of consolidated revenues for three month periods ended March 31, 2009 and 2008.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any release of valuation allowances related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released.  Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as “deal cost,” will be expensed as incurred.  We had no capitalized deal costs or acquisitions pending at December 31, 2008. Therefore, we did not have any transition adjustments resulting from our adoption of SFAS 141(R) on January 1, 2009.

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. 141(R)-1”).  FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FASB Staff Position is effective for fiscal years beginning on or after December 15, 2008.  The FASB Staff Position is effective for us beginning January 1, 2009 and applies to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited.  Our adoption of SFAS 160 on January 1, 2009 did not have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged.  In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009.  The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  SFAS 162 was effective November 2008.  The adoption of SFAS 162 had no material impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No.  FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”), to be disclosed in the interim periods as well as in annual financial statements.  This standard is effective for the quarter ending after June 15, 2009.  We are currently assessing the potential impact that adoption of this standard may have on our financial statements.

NOTE C — SALE OF MIVA MEDIA DIVISION AND DISCONTINUED OPERATIONS

Sale of MIVA MEDIA Division

On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. (“Adknowledge”) and certain of its subsidiaries pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media Division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of certain balance sheet liabilities, and subject to certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, and post-closing adjustments estimated at approximately $0.7 million, which resulted in a gain on sale of approximately $6.9 million during the quarter ended March 31, 2009 (the “MIVA Media Sale”).  We incurred approximately $1.2 million of legal and financial advisory fees in connection with the MIVA Media Sale, which are included in the net gain on sale.

In addition, in connection with the MIVA Media Sale, we agreed to provide to and receive from Adknowledge certain transition services. As of March 31, 2009 approximately $0.9 million is due to Adknowledge as a result of net cash collected on their behalf and expenses incurred by the Company for transition services provided by Adknowledge since the date of sale, and the estimated post-closing adjustment of $0.7 million, offset by certain expenses paid on behalf of Adknowledge by the Company, which is included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2009.

The Company and Adknowledge made customary representations, warranties and covenants in the Asset Purchase Agreement and each party has certain indemnification obligations under the Asset Purchase Agreement.  Further, the Asset Purchase Agreement prohibits the Company from competing in the business of owning and operating a pay-per-click network connecting advertisers and third party publishers for five years, and prohibits the Company from diverting or soliciting past, existing or prospective clients, customers, or sources of financing of Adknowledge or from employing or soliciting for employment Adknowledge’s employees (including the Company’s employees that transferred to Adknowledge pursuant to the terms of the Asset Purchase Agreement) for two years.  In addition, the Asset Purchase Agreement prohibits Adknowledge from employing or soliciting for employment the Company’s employees who did not transfer to Adknowledge pursuant to the terms of the Asset Purchase Agreement for two years.

As a result of the MIVA Media Sale, and our decision during the quarter ended March 31, 2009, to cease operations of the MIVA Media division in France, in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the operations of the MIVA Media division, including those in France, are presented as discontinued operations and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. No income tax expense has been allocated to discontinued operations for any period presented. The MIVA Media division’s results of operations for the three months ended March 31, 2009 and 2008, and the gain on sale of the division for the three months ended March 31, 2009 were as follows:

	For the Three Months Ended March 31,
	2009	2008
Revenue	$11,053	$20,945

Cost and expenses	16,211	23,753

Loss before provision for income taxes	$(5,158)	$(2,808)

Income tax expense	—	—

Loss from discontinued operations	(5,158)	(2,808)

Gain on sale of discontinued operations	$6,926	$—

The following is a summary of the net assets sold in the MIVA Media Sale as of the March 12, 2009, closing date:

Accounts receivable, net	$3,379
Other receivables	132
Prepaid expenses	391
Property and equipment, net	4,760
Accounts payable	(2,283)
Accrued expenses and other current liabilities	(1,620)
Current portion of long-term debt	(234)
Deferred Revenue	(1,272)
Long-term debt	(409)

Net assets sold	$2,844

NOTE D—AMENDMENT OF PEROT MASTER SERVICES AGREEMENT

On May 11, 2007, the Company entered into a Master Services Agreement with Perot Systems, pursuant to which the Company outsourced certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.

The Master Services Agreement had a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms.  Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement were expected to be approximately $41.8 million, but as a result of the August 2008 amendment to the Master Services Agreement described below, the total was reduced to approximately $37.9 million.  As of March 31, 2009, the Company incurred approximately $13.1 million of operating expenses for services received under the agreement since the agreement’s inception. Such expenses incurred during the three month periods ended March 31, 2009 and 2008, are presented as discontinued operations as a result of the MIVA Media Sale.

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot Systems, pursuant to which the Company will pay Perot Systems to develop a new global advertiser and distribution partner application called the “Transformation Project”. The Transformation Project involves the development and implementation of one enhanced consolidated global system to replace MIVA Media’s existing Internet advertising management and distribution partner management systems.  As of March 12, 2009, the date of the MIVA Media Sale, in connection with the Transformation Project, we had incurred approximately $3.2 million of costs, including $2.6 million of cost with Perot Systems, and $0.6 million of internal development costs, all of which had been capitalized and was to be amortized over the five year estimated useful life of the software once it was placed in service.  This Transformation Project was sold in March 2009 as part of the MIVA Media Sale.

On August 26, 2008, we entered into an amendment to the Master Services Agreement that, among other things, allowed us to “in-source” certain functions (MIVA EU Information Technology functionality and administration and finance and accounting support).  These changes took effect immediately and eliminated the related charges for those services without termination fees as called for in the original contract.  In return, we agreed to a reduction in certain service level agreement (“SLA”) requirements, the elimination of benchmarking pricing, a modified termination payment schedule, and a 10 day payment cycle for invoices.

On February 1, 2009, the Company entered into an amendment to the Master Services Agreement.  Under the terms of the amendment, the Master Services Agreement expired on April 30, 2009, and certain other provisions of the Master Services Agreement have either been modified or terminated. In connection with the Amendment, the Company has issued a letter of credit to Perot Systems for approximately $1.0 million for a portion of the remaining application development costs related to the Company’s new technology platform, which was included in the assets sold as part of the MIVA Media Sale. As of March 31, 2009, Perot System has drawn approximately $0.7 million on this letter of credit.  It is expected the balance will be drawn in the quarter ended June 30, 2009.

The Company accounted for the services received under the Master Services Agreement using the guidance in AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and EITF No. 97-13 “Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation”.

NOTE E — AMENDMENT OF BANK LOAN AGREEMENT

On March 12, 2009, we entered into a Consent and Amendment to Loan and Security Agreement (the “Amendment”) with Bridge Bank, which amends certain terms and conditions of the Loan Agreement.  Pursuant to the Amendment, MIVA Direct became a borrower under the Loan Agreement and granted a general security interest in its assets to Bridge Bank.  The Amendment further provided Bridge Bank’s consent to the MIVA Media Sale, provided that the Company was required to repay immediately, out of the proceeds of the MIVA Media Sale, all outstanding advances plus any accrued interest under the Loan Agreement in the amount of approximately $4.4 million.  In addition, no further advances under the Loan Agreement will be made until the parties have agreed upon new terms and conditions for borrowing.  The Amendment also provides that the letter of credit for the benefit of Perot Systems in the remaining amount of $0.7 million issued by Bridge Bank be secured by a cash deposit.  Perot Systems had drawn $0.4 million as of March 31, 2009.  The cash deposit for the remaining $0.3 million to be drawn is included in restricted cash in the accompanying condensed consolidated balance sheet.

NOTE F — DEPARTURE OF COMPANY EXECUTIVES

On March 13, 2009, two of our former executives (Chief Financial Officer and Chief Operations Officer and Senior Vice President of MIVA Media), left our company to pursue other interests.  Pursuant to the terms of their respective employment agreements aggregate severance compensation was recorded during the quarter ended March 31, 2009, totaled $1.5 million, including $0.7 million in accelerated stock compensation expense and $0.8 million in severance payments.  We have recorded approximately $0.8 million in general and administrative expense from continuing operations and approximately $0.7 million in loss from discontinued operations in the accompanying condensed consolidated statement of operations for the quarter ended March 31, 2009 (see Note G).

NOTE G — RESTRUCTURING AND MASTER SERVICES AGREEMENT

Restructuring — March 2009

As described in Note F, Departure of Company Executives in March 2009.   Approximately $0.4 million in severance payments were accrued as restructure reserve and are included in loss from discontinued operations during the quarter ended March 31, 2009.  This amount is expected to be paid by April 2010.

Restructuring — August 2008 United Kingdom, Germany, France, and Spain Operations

On August 21, 2008, the Company initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office.  The restructuring plan, which evolved to include a workforce reduction of approximately 40 employees and cash payments totaling approximately $2.1 million, is expected to be completed by September 2009.  The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts.

Restructuring — June 2008

On June 17, 2008, the Company initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future, including the closure of our MIVA Media Italian operations. Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees and cash payments totaling approximately $1.0 million that was completed in February 2009.

Restructuring - February 2008

On February 19, 2008, the Company announced a restructuring plan aimed at continued reduction of the overall cost structure of the Company, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses.  Management developed a formal plan that included the identification of a workforce reduction totaling 8 employees, all of which involved cash payments of approximately $0.1 million made in the quarter ended June 30, 2008.

Summary

The following reserve for restructuring is included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2009 (in millions):

	Employee	Other
	Severance	Charges	Total

Balance - December 31, 2008	$1.1	$0.5	$1.6

Restructuring charge - 1st Qtr.	$0.4	$—	$0.4
Cash payments - 1st Qtr.	(0.5)	(0.1)	(0.6)

Balance - March 31, 2009	$1.0	$0.4	$1.4

All actions under the February 19, 2008, restructuring plan were completed by March 31, 2008.  All actions under the June 17, 2008, restructuring plan were completed by February 2009.  All actions under the August 21, 2008, restructuring plan are expected to be completed by September 2009. All actions under the March 12, 2009, restructuring plan are expected to be complete by April 2010.

NOTE H — IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are tested for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount impairment charges are required to be recorded.  In performing this assessment, we compare the carrying value of our reporting units to their fair value.  Quoted market prices in active stock markets are often the best evidence of fair value; therefore, a significant decrease in our stock price could indicate that an impairment of goodwill exists.  We have experienced significant impairment losses in previous years and as of March 31, 2009, we have no remaining goodwill and other intangible assets.

During the fourth quarter of 2008, in connection with our annual impairment testing, we performed a step 1 impairment test of our two reporting units, Searchfeed and Miva Direct, with remaining recorded indefinite lived intangible assets and goodwill for potential impairment.  The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows.  As a result of this analysis, we determined that the estimated fair value of the reporting units exceeded their carrying values and could result in potential impairment.  We then performed an assessment of the long-lived assets of our Searchfeed and MIVA Direct divisions and determined these assets were impaired under the provisions of SFAS No. 144.  Accordingly, in the fourth quarter of 2008, we recorded approximately $2.9 million in non-cash impairment charges to reduce the carrying value of the remaining long-lived tangible and intangible assets to their estimated fair values.  We then performed a step 2 impairment test to determine if the remaining carrying values of recorded goodwill and other indefinite lived intangible assets in these divisions was impaired under the provisions of SFAS No. 142. The step 2 impairment test resulted in a non-cash impairment charge of $14.7 million and $1.1 million, respectively, to reduce the carrying value of goodwill and other indefinite lived intangible assets to their implied fair value.  As a result of these impairment charges, the carrying value of all of the Company’s goodwill and other indefinite lived intangible assets was reduced to zero as of December 31, 2008.

We will continue to assess the potential of impairment for other long-lived assets in future periods in accordance with SFAS 144. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges

NOTE I — ACCOUNTING FOR SHARE-BASED COMPENSATION

For the three months ended March 31, 2009 and 2008, our share-based employee compensation expense consisted of stock option expense of $0.08 million and $0.2 million, respectively, and restricted stock unit (“RSU”) expense of $0.9 million and $0.5 million, respectively.  The stock option expense and the RSU expense totals for the three months ended March 31, 2009 include approximately $0.03 million and $0.6 million, respectively, in accelerated stock-based compensation expense resulting from the vesting of certain stock options and RSUs related to two former officer’s resignations in March 2009.

Stock option activity under the plans during the three months ended March 31, 2009, is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price

Options outstanding at December 31, 2008	1,576	$8.94

Granted	—	—
Exercised	—	—
Forfeited	(54)	5.23
Expired	—	—

Options outstanding at March 31, 2009	1,522	$9.07

The following table summarizes information as of March 31, 2009, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.00 - $3.00	116	6.5	$2.75	65	$2.62
$3.01 - $6.00	978	6.2	4.88	866	4.88
$6.01 - $14.00	42	5.4	11.00	42	11.02
$14.01 - $23.14	386	5.2	21.41	386	21.41
	1,522	5.9	$9.07	1,359	$9.65

As of March 31, 2009, unrecognized compensation expense related to stock options totaled approximately $0.14 million, which will be recognized over a weighted average period of 0.75 years.  The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the three month periods ended March 31, 2009 and 2008.

In January 2009, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon the Company’s common stock reaching, and closing, at a share price at or exceeding $1.00 per share, for ten consecutive trading days.

In January 2008, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon the Company’s common stock reaching, and closing, at a share price at or exceeding $4.00 per share, for ten consecutive trading days.

In January 2007, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that: vest in equal tranches upon the Company’s common stock reaching, and closing, at share prices at or exceeding $6.00, $8.00, $10.00, and $12.00, respectively, for ten consecutive trading days.  In June 2007, all criteria were satisfied for the $6.00 tranche level of restricted stock units and accordingly 86,412 shares attributable to the achievement of the $6.00 performance criteria were issued.

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

New stock options granted and new restricted stock units granted with related expenses for the three months ended March 31, 2009 and 2008, are summarized below (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Stock options granted - new	—	—
Stock option expense - new	$—	$—
Restricted stock units - new	1,339	1,913
Restricted stock unit expense - new	$28	$236

For the three months ended March 31, 2009 and 2008, the following assumptions were used to estimate the fair value and compensation expense of our performance based restricted stock units with market based conditions:

	For the Three Months
	Ended December 31,
	2009	2008
Volatility	111.84%	70.5%
Expected life	7.6 yrs	10 yrs
Risk-free rate	2.49%	4.03%

The restricted stock unit (“RSU”) activity for the three months ended March 31, 2009, is summarized below (in thousands):

			Performance based RSUs
	Total	Service Based	with Market based conditions
	RSUs	RSUs	$1.00	$4.00	$8.00	$10.00	$12.00
Balance, December 31, 2008	2,256	1,799	—	253	68	68	68

Granted	1,339	1,097	242	—
Vested	(583)	(583)
Forfeited	(638)	(464)	(55)	(68)	(17)	(17)	(17)
Expired
Balance, March 31, 2009	2,374	1,849	187	185	51	51	51

NOTE J — INTANGIBLE ASSETS

As a result of our fourth quarter 2008 impairment of goodwill and other indefinite lived intangible assets to their implied fair value, all of the Company’s goodwill and other indefinite lived intangible assets were reduced to zero as of December 31, 2008.

NOTE K — EQUITY AND PER SHARE DATA

We incurred a net loss from continuing operations for the three months ended March 31, 2009.  As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share.  Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented.  The number of stock options that would have been excluded from the calculations was 1.6 million shares with a range of exercise prices between $1.00 and $23.14 as of March 31, 2009.

The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008

Weighted-average number of common shares outstanding basic and diluted	33,197	32,546

NOTE L — LEGAL PROCEEDINGS

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

Lane’s Gifts and Collectibles Litigation

As previously disclosed we entered into an agreement with the plaintiffs to settle this case in January 2008 and received court approval in April 2008.  Under the settlement agreement, all claims against us, including our indemnification obligations to a co-defendant, were dismissed without presumption or admission of any liability or wrongdoing.  Pursuant to the agreement, we established a settlement fund of $3,936,812, of which $1,312,270 was accrued as litigation settlement expense as of December 31, 2007 and paid, in June 2008, for plaintiffs’ attorneys’ fees and class representative incentive awards, and the balance is in advertising credits relating to the class members’ advertising spending with us during the class period.  Advertising credits will be recorded as reductions to revenues in the periods they are redeemed.  For the three months ended March 31, 2009, approximately $1,744 in advertising credits were redeemed. Subject to the terms of the advertising credits, AdKnowledge, the purchaser of the MIVA Media Division, will redeem the advertising credits on an ongoing basis and, subject to a threshold, we have agreed to reimburse AdKnowledge for expenses associated with the advertising credits.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No accruals for potential losses for litigation are recorded for the above referenced items as of March 31, 2009, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE M— COMMITMENTS AND CONTINGENCIES

Operating Leases

On September 10, 2008, we entered into an operating lease agreement with an unrelated third party to lease work space for our London office for the term of 12 months commencing on December 1, 2008.  The agreement includes a right to three month renewals.  Base rent is approximately $0.3 million per year.  As a result of the MIVA Media Sale this agreement was assigned to the buyer.

Sublease Income

In March 2009, in conjunction with the MIVA Media Sale, we licensed one floor in our office located in Fort Myers, Florida (approximately 10,940 square feet) to the buyer with the intent to convert into a sublease agreement upon receipt of landlord consent.  The term of the license agreement commenced on March 13, 2009, and it is expected to end on November 30, 2012.  The sublease payments are expected to be received ratably over this term.

In August 2007, we entered into a real estate sublease agreement with an unrelated party to sublease 20,171 square feet (approximately 50% of our space) in our office located in Fort Myers, Florida.  The term of the sublease agreement commenced on August 17, 2007 and ends on November 30, 2012, unless certain conditions (as defined) are met for earlier termination.

Capital Leases

In September 2008, we entered into non-cancelable leases with unrelated third parties for software and related maintenance, and hardware, for our new Transformation Project.  The total fair market value of this software was approximately $1.0 million with a lease term of nineteen months. The software lease has an imputed interest rate of 9% with quarterly cash outlays of approximately $0.2 million.  The total fair market value of the hardware was approximately $1.1 million with a lease term of three years. The hardware lease has an imputed interest rate of 12.0%. As a result of the MIVA Media sale the hardware lease was assigned to Adknowledge, therefore the related capital lease obligation of approximately $0.7 million has been removed from condensed consolidated balance sheet as of March 31, 2009.  As of March 31, 2009 the software lease has not yet been assigned to Adknowledge, however, under the terms of the MIVA Media sale agreement, Adknowledge will pay 50% of the lease payments under the software lease until the earlier of the assignment of the lease to Adknowledge or end of the lease term.  Therefore, the net book value of the capitalized software of approximately $0.8 million, net of the $0.3 million portion of remaining payments that Adknowledge is required to pay, has been included in the assets sold and liabilities assumed in the MIVA Media Sale as disclosed in Note C above.

Guaranteed Royalty Payments

As a part of our Media Division operations, we have minimum contractual payments on a royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010.  Our rights and minimum payment obligations under this agreement were not assigned to or assumed by Adknowledge as part of the MIVA Media Sale. Therefore, since we are no longer operating the MIVA Media business, the remaining minimum payments of approximately $1.0 million due by us under the agreement have been accrued as of March 31, 2009, and are included in loss from discontinued operations for the three months ended March 31, 2009.

Summary

The amounts of the above commitments as of March 31, 2009, are as follows (in thousands):

	2009	2010	2011	2012	2013	beyond	Total
Operating Leases	1,410	1,556	1,464	1,411	517	1,130	7,488
Sublease Income	(813)	(800)	(721)	(669)	—	—	(3,003)
Capital Leases	450	128	—	—			578
Guaranteed Royalty Payments	600	400	—	—	—	—	1,000
Distribution Partner Payments	59	—	—	—	—	—	59

NOTE N — SEGMENT INFORMATION

Historically, our two operating divisions have been MIVA Media and MIVA Direct, which aggregated into one reportable segment, performance marketing.  Further, as described in Note C — Sale of MIVA Media and Discontinued Operations, we divested our Media business resulting in MIVA Direct becoming our only operating division. Revenues and long-lived assets of MIVA Direct are all within the United States.  Therefore, no separate segment disclosures are presented as of and for the three months ended March 31, 2009 and 2008.

NOTE O — INCOME TAXES

Income Tax Expense

The income tax expense for the three months ended March 31, 2009 and 2008 of $0.014 million and $0.013 million, respectively are primarily due to the FIN48 interest expense, which is reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

NOTE P — TREASURY STOCK

During the three months ended March 31, 2009, the Company’s shares held in treasury increased by a total of 7,252 shares or approximately $1.0 thousand.  This increase in treasury shares resulted from shares withheld to pay the withholding taxes upon the vesting of restricted stock units during the period.

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

MIVA, Inc., together with its wholly-owned subsidiaries, collectively, the “Company”, “we”, “us” or “MIVA”, is an online advertising network company.

MIVA Direct

We offer a range of products and services through our MIVA Direct division.  MIVA Direct offers home page, desktop application and Internet browser toolbar products under the ALOT brand. Our customizable ALOT Home Page, ALOT Desktop and ALOT Toolbar are designed to make the Internet easy for consumers by providing direct access to affinity content and search results. These products generate over 2 million Internet searches per day.

MIVA Media

On March 12, 2009, we sold certain assets relating to our MIVA Media division.  Following the sale, we no longer operate the MIVA Media business (see NOTE C — Sale of MIVA Media Division), and as a result these operations are presented as discontinued for all periods presented.  Our MIVA Media division was an auction based pay-per-click advertising and publishing network that operated across North America and Europe.

Recent Developments

Asset Sale — MIVA Media Business

On March 12, 2009, we completed the MIVA Media Sale. The MIVA Media Sale further streamlined our operations and is another step in our overall strategy of developing and expanding our high margin, consumer-oriented toolbar, homepage and desktop search-related products.  As a result of the transaction, we have reduced our total headcount from 129 on December 31, 2008, to approximately 50 at March 31, 2009.  This includes transferring approximately 75 MIVA Media and certain corporate staff to the buyer.  Our remaining employees will work predominantly out of the Company’s New York offices, with a small number of our employees based in our Fort Myers, Florida office.

We incurred approximately $1.2 million legal and financial advisory fees in connection with the sale of the MIVA Media business.

Perot Master Services Agreement

On February 1, 2009, we entered into an amendment (“Amendment”) to the Perot Master Services Agreement with Perot Systems, pursuant to which we had outsourced certain of its information technology infrastructure services, application development, and customer services functions.

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

In connection with the Amendment, the Company has issued a letter of credit to Perot Systems for approximately $1.0 million for a portion of the remaining application development costs related to the Company’s new technology platform, which was included in the assets sold as part of the MIVA Media Sale. As of March 31, 2009, Perot Systems has drawn approximately $0.7 million on this letter of credit.  It is expected the balance will be drawn in the quarter ended June 30, 2009.

Bridge Bank Loan and Security Agreement

On March 12, 2009, we entered into a Consent and Amendment to Loan and Security Agreement (the “Amendment”) with Bridge Bank, which amends certain terms and conditions of the Loan Agreement.  Pursuant to the Amendment, MIVA Direct became a borrower under the Loan Agreement and granted a general security interest in its assets to Bridge Bank.  The Amendment further provides Bridge Bank’s consent to the MIVA Media Sale, provided that the Company was required to repay immediately, out of the proceeds of the MIVA Media Sale, all outstanding advances plus any accrued interest under the Loan Agreement in the amount of approximately $4.4 million.  In addition, no further advances will be made under the Loan Agreement until the parties have agreed upon new terms and conditions for borrowing.  The Amendment also provides that the letter of credit for the benefit of Perot Systems in the remaining amount of $0.7 million issued by Bridge Bank be secured by a cash deposit.  Perot Systems had drawn $0.4 million as of March 31, 2009.  The cash deposit for the remaining $0.3 million to be drawn is included in restricted cash in the accompanying condensed consolidated balance sheet.

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

•                  Results of operations

•                  Liquidity and capital resources

•                  Use of estimates and critical accounting policies

•                  Special note regarding forward-looking statements

RESULTS OF OPERATIONS

Revenue

During the three months ended March 31, 2009, we recorded revenue of $6.2 million, a decrease of approximately 48.8% from the $12.1 million recorded in the same period in 2008.  The decrease in our revenue is due to a combination of a decline in our active installed product base and a decrease in revenue rates per user.  We believe the decline in our total active installed base is due primarily to a lower active installed base at the beginning of the quarter, 7.1 million at December 31, 2007 compared to 4.6 million at December 31, 2008, a 35% decrease, coupled with reduction in advertising spend from approximately $7.6 million in the first three months of 2008 to approximately $4.3 million in the same period in 2009, a 43.4% decrease.  We believe our decline in revenue rates per user is due to the following reasons: (i) reductions in revenue sharing rates and available services from certain advertising partners; (ii) reductions in the number of revenue generating events on our installed product base; (iii) reductions in search volume triggering lower revenue sharing rates in a tiered rate structure; and (iv) general adverse economic conditions broadly affecting the value of search advertising.  We believe the foregoing factors will have a dampening effect on the level of MIVA Direct’s revenue in 2009.

Distribution of our new ALOT branded products during the three months ended March 31, 2009, was at a rate sufficient to grow our active ALOT live user count from 3.1 million on December 31, 2008, to 3.3 million as of March 31, 2009; at March 31, 2008, the active A LOT live user count was 2.1 million.  This growth, however, was offset by decreased revenue per user performance metrics for all products. Live user count for our legacy brands declined from 1.6 million at December 31, 2008, to 1.1 million at March 31, 2009, and revenue rates per user declined, leading to an overall decline in revenue contributed by legacy branded products; at March 31, 2008, the active legacy brand user count was 4.4 million. During the quarter ended March 31, 2009, the decline in the installed base from legacy brands outpaced the growth rate of ALOT branded products, leading to a net decline in total MIVA Direct users.

We are actively seeking to stop the decline in our active product installed base.  We are focusing on cost effective distribution of our ALOT branded products and limited distribution of our legacy brand because ALOT branded products deliver an approximately 100% higher revenue per user rate than our legacy brands.  Examples of on-going initiatives to expand distribution of ALOT products include: (i) diversifying our product line to include new platforms like Desktop, (ii) adding widget content to our products to expand the number of marketable verticals, (iii) optimizing landing pages for our advertisements, and (iv) seeking new distribution relationships.  If our efforts to improve our active toolbars installed base is not successful, it will have a material adverse impact on our business, financial condition, and results of operations.

For the three months ended March 31, 2009 and 2008, one customer of our MIVA Direct division, Google, accounted for approximately 92.6% and 92.1% of our consolidated revenue, respectively.

We have been named in certain litigation, the outcome of which could directly or indirectly impact the results of our operations.  For additional information regarding pending litigation, refer to Note J — Legal Proceedings above.

We plan to continue our efforts to invest in our business and seek additional revenue through branded toolbars and other initiatives.  We cannot assure you that any of these efforts will be successful.

Cost of Services

Cost of services consists of revenue sharing or other arrangements with our MIVA Direct distribution partners, costs associated with designing and maintaining the technical infrastructure that supports our various services, cost of third-party providers of algorithmic search results, and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

Cost of services decreased to $0.5 million for the three months ended March 31, 2009, compared with $0.7 million in the same periods in the previous year. This decrease is primarily related to a reduction in the depreciation charge between the two periods relating to the impairment charge in the quarter ended December 31, 2008. Cost of services for the three month period ended March 31, 2009, compared to the same period in 2008, increased as a percentage of revenue from 6.2% to 7.3%. This increase in cost of services as a percentage of revenue is primarily attributed to a decrease in revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 and 2008, were as follows (in millions):

	For the Three Months		2009
	Ended March 31,		vs.
	2009	2008	2008
Marketing, sales, and service	$4.7	$8.2	(3.5)
General and administrative	3.1	4.2	(1.1)
Product development	0.7	0.8	(0.1)
Subtotal	8.5	13.2	(4.7)

Amortization	—	0.5	(0.5)
Total	$8.5	$13.7	$(5.2)

Operating expenses, as a percent of revenue, for the three months ended March 31, 2009 and 2008, were as follows:

	For the Three Months		2009
	Ended March 31,		vs.
	2009	2008	2008
Marketing, sales, and service	75.4%	67.7%	7.7%
General and administrative	49.4%	34.8%	14.6%
Product development	11.2%	7.0%	4.2%
Subtotal	136.0%	109.5%	26.5%

Amortization	0.0%	4.1%	-4.1%
Total	136.0%	113.6%	22.4%

Marketing, Sales, and Service

Marketing, sales, and service expense consists primarily of advertising spend for toolbar acquisitions and also includes payroll expense and benefits related to individuals within this category.

Marketing, sales, and service expense decreased approximately $3.5 million for the three months ended March 31, 2009, to $4.7 million compared to $8.2 million for the same period in 2008.  Advertising spend used primarily to attract users of our alot.com brand decreased approximately $3.3 million to $4.3 million in the three months ended March 31, 2009, compared to $7.6 for the same period in the prior year.  The decrease in advertising spend was implemented primarily to conserve cash and cash equivalents.  Additionally, salaries and benefits expense decreased $0.1 million.

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

General and administrative expenses decreased by $1.1 million in the three months ended March 31, 2009, to $3.1 million compared to $4.2 million for the same period in the previous year. Decreases contributing to this variance include: rent and office related expense ($0.1 million); consulting services ($0.5 million); finance expenses ($0.1 million); salaries, benefits, and other employee expenses including share-based compensation ($0.4 million). Included in salaries expense $(0.4) million and share-based compensation expense $(0.4) million were amounts related to severance expenses of a former executive upon termination.

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services; and depreciation for related equipment used in product development.

Product development costs decreased $0.1 million for the three months ended March 31, 2009, as compared to the same period in the previous year.  The primary reason for this decrease was a reduction in the following category: salaries, benefits and other employee expenses, including share-based compensation expense ($0.1 million) associated with the 2008 employee restructuring initiatives.

Amortization

Amortization expense recorded for the three months ended March 31, 2009, was $0.0 million compared to $0.5 million in the same period in the prior year.  This decrease was attributed to an overall reduction in our intangible asset base eligible for amortization, primarily as a result of the recorded impairment losses in prior periods.

Interest Income (expense), net

We had net interest expense of approximately $(0.1) million for the three months ended March 31, 2009 compared to net interest income of approximately $0.1 million in the same period in the prior year. The current year net expense relates to interest incurred related to our capital lease obligations and interest expense incurred through our secured line of credit arrangement with Bridge Bank.  In the prior year we earned net interest income through our cash and cash equivalent balances, and as of March 31, 2008, had not yet entered our capital lease obligations or secured line of credit with Bridge Bank.

Gain on Sale of Discontinued Operations

On March 12, 2009, we sold the assets, net of liabilities assumed, of our MIVA Media business for cash consideration of approximately $11.6 million, and subject to certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, and post-closing adjustments, estimated at approximately $0.7 million, which resulted in a gain on sale of approximately $6.9 million during the quarter ended March 31, 2009. We incurred approximately $1.2 million of legal and financial advisory fees in connection with the sale of the MIVA Media division, which are included in the net gain on sale.  Our decision to divest our MIVA Media business was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan.

Loss from these discontinued operations was $(5.2) million and $(2.8) million, respectively for the three months ended March 31, 2009 and 2008.  Included in the loss from discontinued operations for the three months ended March 31, 2009, is approximately $0.7 million of stock compensation and severance expense resulting from the termination of our Senior Vice President of MIVA Media, and approximately $1.0 million of minimum royalty payment expense accrued as result of the MIVA Media Sale, as described in Notes F and M to our condensed consolidated financial statements as of and for the three months ended March 31, 2009.

There is an estimated corresponding consolidated tax loss on this transaction, the difference in the book gain and tax loss is estimated to be approximately $10.7 million and is predominately related to basis differences in goodwill, which was impaired at December 31, 2008, for book purposes, other intangible assets also impaired at December 31, 2008, and fixed assets, all of which the Company had tax basis in excess of book basis.

Income Taxes

The income tax expense for the three months ended March 31, 2009 and 2008, of $0.014 million and $0.013 million, respectively are primarily due to the FIN48 interest expense, which is reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

Net Loss from Continuing Operations

As a result of the factors described above, we generated a net loss from continuing operations of $(2.8) million and $(2.3) million for the three months ended March 31, 2009 and 2008, respectively, which represents: a loss per weighted average outstanding share of $(0.08) and $(0.07), respectively.

Weighted average common shares used in the earnings per share computation increased 0.6 million shares from 32.6 million shares for the year ended December 31, 2008 to approximately 33.2 million shares for the three months ended March 31, 2009.  This increase is attributable to shares issued upon the vesting of restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, the Company had a total cash and cash equivalents of $11.6 million.  This represents a $4.9 million or 73.2% increase from the total cash and cash equivalents of $6.7 million at December 31, 2008.  The increase in cash was primarily due to the sale of the Media business on March 12, 2009, and offset by: payouts related to the June and August 2008 restructuring initiatives; expenses associated with Perot, our outsourcing partner; and repayment to Bridge Bank related to our outstanding line of credit.

Operating Activities

Net cash used in operations totaled $2.2 million in the three months ended March 31, 2009.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected and between expenses recorded and expenses paid.  The net income from operations ($1.1 million) included non-cash items of a provision for doubtful accounts ($1.5 million), depreciation and amortization ($0.3 million), and compensation expense based on equity grants rather than cash ($1.0 million).

Thus, the cash used in operations before the effect of timing differences was $1.7 million.  With respect to revenue, the accounts receivable decreased $(7.1) million, but was offset by the net decrease in our deferred revenue of approximately $(1.2) million.  With respect to expenses, the amount paid was more than the amount recorded by $2.7 million.  Payments and other decreases associated with our accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($3.3) million, but were offset by the decrease in prepaid expenses and other items $(0.6) million.

With respect to the net income from operations, while we had a gain on sale of approximately $6.9 million related to the sale of the Media business, the related net proceeds of $10.4 million are classified as cash flow from investing activities.

Net cash used in operations totaled $7.3 million in the three months ended March 31, 2008.  The net loss from operations ($5.1 million) included non-cash items including: a provision for doubtful accounts ($0.04 million), depreciation and amortization ($1.4 million), and compensation expense based on equity grants rather than cash ($0.7 million).  Thus, the cash used in operations before the effect of timing differences was $3.0 million.  With respect to revenue, the amount collected was approximately equal to the amount recorded; the amount collected was less than the amount recorded ($0.1 million increase in accounts receivable) but offset by a increase in the revenue collected but deferred to the future ($0.1 million increase in deferred revenue).  With respect to expenses, the amount paid was more than the amount recorded by $4.3 million.  Payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($4.1 million), as were the payments on prepaid expenses and other items ($0.2 million).

Investing Activities

Net cash provided by investing activities totaled approximately $12.0 million during the three months ended March 31, 2009.  Cash was provided by: the net proceeds from the sale of the MIVA Media business ($11.6 million), less legal and financial advisory costs paid for the sale of approximately $1.2 million; and cash released from restriction ($2.0 million) as collateral for the secured line of credit agreement with Bridge Bank.  Offsetting these two sources was cash used to purchase and develop capital assets, including internally developed software ($0.1 million), and $0.3 million of cash restricted under a cash account securing a letter of credit.

Net cash used in investing activities totaled approximately $0.9 million during the three months ended March 31, 2008.   This use of cash was for the purchase of capital assets and the development of internally developed software

Financing Activities

Net cash used in financing activities totaled approximately $5.2 million during the three months ended March 31, 2009.  This use of cash consisted of a one-time payment to satisfy the obligation associated with paying off the secured line of credit agreement with Bridge Bank ($4.4 million) and cash used to pay the quarterly payments on the capital lease obligations ($0.8 million).

In the three months ended March 31, 2008 we did not have any financing activities.

Liquidity

We currently anticipate that our working capital of approximately $3.4 million, including cash and cash equivalents of approximately $11.6 million as of March 31, 2009, along with cash flows from operations, will be sufficient to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.

In the ordinary course of business, we may provide indemnifications of varying scope and terms to advertisers, advertising agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, including our recently executed MIVA Media Sale, services to be provided by us, or from intellectual property infringement claims made by third parties.  In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  We also have agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors,” in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.

RESTRUCTURING

Restructuring — March 2009

As described in Note F, Departure of Company Executives in March 2009.   Approximately $0.4 million in severance payments were accrued as restructure reserve and are included in loss from discontinued operations during the quarter ended March 31, 2009.  This amount is expected to be paid by April 2010.

Restructuring — August 2008 United Kingdom, Germany, France, and Spain Operations

On August 21, 2008, the Company initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office.  The restructuring plan, which evolved to include a workforce reduction of approximately 40 employees and cash payments totaling approximately $2.1 million, is expected to be completed by September 2009.  The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts.

Restructuring — June 2008

On June 17, 2008, the Company initiated a restructuring plan in order to maximize efficiencies within the Company, eliminate certain unprofitable operations, and better position the Company for the future, including the closure of our MIVA Media Italian operations. Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees and cash payments totaling approximately $1.0 million that was completed in February 2009.

Restructuring - February 2008

On February 19, 2008, the Company announced a restructuring plan aimed at continued reduction of the overall cost structure of the Company, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses.  Management developed a formal plan that included the identification of a workforce reduction totaling 8 employees, all of which involved cash payments of approximately $0.1 million made in the quarter ended June 30, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported therein.  The most significant of these areas involving difficult or complex judgments made by management with respect to the preparation of our consolidated financial statements in fiscal 2009 include:

• Revenue

• Allowance for Doubtful Accounts

• Income Taxes

• Purchase Accounting

• Share-Based Compensation

• Legal Contingencies

In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

During the three months ended March 31, 2009, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008, filed by us with the SEC on March 31, 2009 and April 7, 2009, respectively.

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

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s past results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

As a result of the sale of the Media business we do not have material international revenues generated from continuing operations for the three months ended March 31, 2009 and 2008. However, historically we have had international revenues and the corresponding foreign exchange rate fluctuations were recorded and these foreign exchange rate fluctuations were recorded within the assets and liabilities of our foreign operations in their respective local currencies and then translated into U.S. dollars in preparing our condensed consolidated balance sheet.  This exposure to foreign exchange rate fluctuations arises in part from intercompany accounts in which costs incurred in the United States or the United Kingdom are charged to our subsidiaries.  There was no significant portion of the foreign currency translation adjustment related to the assets sold in the MIVA Media Sale. However, in the future, should the Company liquidate or partially liquidate its foreign subsidiaries currency translation gain (or loss) relating to assets and liabilities included in the liquidation, including any related to intercompany accounts, would be released from Other Comprehensive Income to earnings. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary.   Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of our parent company or different subsidiaries result in gains and losses that are reflected in our condensed consolidated statements of operations.  The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ended March 31, 2009, was a net translation adjustment of approximately $0.5 million. This net translation adjustment is recognized within stockholders’ equity through accumulated other comprehensive income.

Item 4(T). CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weakness identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of March 31, 2009.

We identified a material weakness in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 5, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on information we have received to date, we do not believe that the material weakness impacted the quality of the financial information for prior periods.  Accordingly, we currently do not expect that we will be required to restate our financial statements for any prior reported periods.

The sale of the Media Division on March 12, 2009, required that we shut down and relocate certain computer equipment used to store electronic accounting information.  During this move, we discovered that during the quarter ended March 31, 2009, a backup routine had not been verified in accordance with our procedures and that data for a two week period had been lost.  While we were able to reconstruct the data, this reconstruction and material adjustments occurring late in the financial statement close process for the quarter ended March 31, 2009, resulted in having to rely on an extension of time for filing our first quarter 2009 Form 10-Q.

The Company is in the process of converting its accounting system to one that will be more effective and efficient in handling the accounting information needed for the Company’s continuing operations and realigning responsibilities for operation of the system.  Backup verification procedures will be made an integral part of the system.

Except as described above, we have made no change to our internal control over financial reporting in connection with our first quarter 2009 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Lane’s Gifts and Collectibles Litigation

As previously disclosed we entered into an agreement with the plaintiffs to settle this case in January 2008 and received court approval in April 2008.  Under the settlement agreement, all claims against us, including our indemnification obligations to a co-defendant, were dismissed without presumption or admission of any liability or wrongdoing.  Pursuant to the agreement, we established a settlement fund of $3,936,812, of which $1,312,270 was accrued as litigation settlement expense as of December 31, 2007 and paid, in June 2008, for plaintiffs’ attorneys’ fees and class representative incentive awards, and the balance is in advertising credits relating to the class members’ advertising spending with us during the class period.  Advertising credits will be recorded as reductions to revenues in the periods they are redeemed.  For the three months ended March 31, 2009, approximately $1,744 in advertising credits were redeemed.  Subject to the terms of the advertising credits, AdKnowledge, the purchaser of the MIVA Media Division, will redeem the advertising credits on an ongoing basis and, subject to a threshold, we have agreed to reimburse AdKnowledge for expenses associated with the advertising credits.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No accruals for potential losses for litigation are recorded for the above referenced items as of March 31, 2009, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

Item 1A.      Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K/A filed with the Securities and Exchange Commission on April 2, 2009, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

Risks Relating to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

In December 2006, we entered into an agreement with Google pursuant to which we agreed to utilize Google’s paid listings and algorithmic search services for approved MIVA Direct websites and applications. We renewed our agreement with Google in November 2008 for a two year term beginning on January 1, 2009.  We receive a share of the revenue generated by the paid listing services supplied to us from Google. The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google’s system to display relevant ads in response to our end-user queries.   For the quarter ended March 31, 2009, Google accounted for approximately 92.6% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights. Google also competes with our MIVA Direct business.  If (i) we fail to have websites and applications approved by Google; (ii) Google’s performance deteriorates, (iii) we violate Google’s guidelines, or (iv) Google exercises its termination rights, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.  If any of these circumstances were to occur, we may not be able to find another suitable alternate paid listings provider or otherwise replace the lost revenues.

Risks Relating to an Investment in Our Common Stock

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.

As of March 31, 2009, we had stock options outstanding to purchase a total of approximately 1.5 million shares at a weighted average price of $9.07 per share under our stock incentive plans.

Also, as of March 31, 2009, we had 2.4 million restricted stock units outstanding including approximately 0.5 million in restricted stock units that would vest upon the Company’s common stock reaching, and closing, at share prices ranging from $1.00 to $12.00 for ten consecutive trading days.  The remaining approximate 1.9 million restricted stock units will vest in equal increments on January 2nd in years 2010, 2011, 2012 and 2013.  If outstanding stock options are exercised or restricted stock units vest, significant dilution will occur to our stockholders.

Our stock price may result in our failure to maintain NASDAQ Marketplace Rules related to minimum stock price requirements, which could result in NASDAQ delisting our common stock.

NASDAQ Marketplace Rules require us to have a minimum closing bid price of $1.00 per share for our common stock.  In the event that our common stock closing bid price falls below $1.00 per share for 30 consecutive business days we would likely receive notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from the NASDAQ Global Market if we were unable to maintain the requisite minimum stock price during the subsequent probationary period. On October 16, 2008, we received notice from NASDAQ immediately suspending the enforcement of the rules requiring the minimum $1.00 closing bid price.  In addition, NASDAQ also suspended the enforcement of the rules requiring a minimum market value of publicly held shares.  The suspension of the minimum bid price and market value will remain in effect through April 30, 2009, at which time these rules are expected to be reinstated unless they are further extended.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we purchased shares in connection with vesting of restricted stock units as described in the table below.

Issuer Purchases of Equity Securities
(d) Maximum Number
				(c) Total Number of	(or Approximate Dollar
	(a) Total			Shares (or Units)	Value) of Shares (or Units)
	Number of		(b) Average	Purchased as Part of	that May Yet Be
	Shares		Price Paid	Publicly Announced	Purchased Under the
Period	Purchased		per Share	Plans or Programs	Plans or Programs
Jan. 1, 2009 through Jan. 31, 2009	7,252		$0.18	n/a	n/a
Feb. 1, 2009 through Feb. 28, 2009	—		—	n/a	n/a
Mar. 1, 2009 through Mar. 31, 2009	—		—	n/a	n/a
Total	7,252	(1)	$0.18	—

(1) Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIVA, Inc.

Date: May 20, 2009	By: /s/ Michael Cutler
Michael Cutler
Chief Financial Officer
(Duly Authorized Officer and Principal
Financial Officer)

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

2.2	a*	Asset Purchase Agreement dated March 12, 2009 among MIVA, Inc., B & B Advertising, Inc., MIVA (UK) Limited, U.S. Acquisition Sub, Inc., Ajax Media Ltd., and Adknowledge, Inc.

10.1	b*	Amendment No. 2 to the Agreement and Work Order No. 3 dated February 1, 2009 between MIVA, Inc. and Perot Systems Corporation.

10.2	b	Consent and Amendment to Loan and Security Agreement dated March 12, 2009 among MIVA, Inc., MIVA Direct, Inc. and Bridge Bank, National Association.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

(a)  Incorporated by reference to the exhibit previously filed on March 18, 2009 with MIVA’s Form 8-K.

(b)  Incorporated by reference to the exhibit previously filed on March 31, 2009 with MIVA’s Form 10-K.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

        The Agreements that have been filed or incorporated herein by reference (the “Agreements”) are included to provide investors and security holders with information regarding their terms. They are not intended to provide any other financial information about the Company or its subsidiaries and affiliates. The representations, warranties and covenants contained in each of the Agreements were made only for purposes of the Agreements and as of specific dates; were solely for the benefit of the parties to the Agreements; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Agreements, which subsequent information may or may not be fully reflected in public disclosures by the Company.