Form 10-Q
period 2009-06-30
Vertro, Inc.
filed 2009-08-12
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to ______________________

Commission file number: 0-30428
Vertro, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5220 Summerlin Commons Blvd. Fort Myers, Florida 33907	(239) 321-5791
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Accelerated filer  ☐
Non-accelerated filer  ☐  (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

There were 35,593,144 shares of the Registrant’s Common Stock outstanding on August 1, 2009.

FORM 10-Q

Vertro, Inc.

Table of Contents

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets
	June 30, 2009 (Unaudited), and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations
	For the three and six months ended June 30, 2009 and 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows
	For the six months ended June 30, 2009 and 2008	5

	Notes to Unaudited Interim Condensed Consolidated
	Financial Statements for the three and six months ended
	June 30, 2009 and 2008	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	28

Item 4(T).	Controls and Procedures.	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	29

Item 1A.	Risk Factors.	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 4.	Submission of Matters to a Vote of Security Holders.	32

Item 6.	Exhibits.	33

Signatures		33

PART 1.      FINANCIAL INFORMATION
ITEM 1.       Financial Statements

Vertro, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$8,316	$6,699
Accounts receivable, less allowances of $1,815 and $1,242
at June 30, 2009 and December 31, 2008.	2,308	11,204
Deferred tax assets	167	167
Income tax receivable	5	247
Prepaid expenses and other current assets	427	1,584

TOTAL CURRENT ASSETS	11,223	19,901

Property and equipment, net	193	4,975
Restricted cash	550	2,000
Other assets	530	703

TOTAL ASSETS	$12,496	$27,579

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,750	$6,609
Accrued expenses	6,078	11,534
Current portion of long-term debt	-	783

TOTAL CURRENT LIABILITIES	10,828	18,926

Deferred tax liabilities long-term	167	167
Long-term debt	-	4,595
Other long-term liabilities	1,384	1,305

TOTAL LIABILITIES	12,379	24,993
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	-	-
Common stock, $.001 par value; authorized, 200,000 shares; issued 35,513 and 34,480, respectively; outstanding 33,757 and 32,731, respectively	35	34
Additional paid-in capital	270,078	268,841
Treasury stock; 1,756 and 1,749 shares at cost, respectively	(6,720)	(6,719)
Accumulated other comprehensive income	12,914	12,393
Accumulated Deficit	(276,190)	(271,963)

TOTAL STOCKHOLDERS' EQUITY	117	2,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,496	$27,579

The accompanying notes are an integral part of these consolidated statements.

Vertro, Inc
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues	$6,002	$10,303	$12,236	$22,373
Cost of services	445	520	901	1,266
Gross profit	5,557	9,783	11,335	21,107

Operating expenses
Marketing, sales, and service	6,143	7,600	10,896	15,771
General and administrative	2,193	4,045	5,285	8,305
Product development	633	994	1,331	1,842
Amortization	40	461	40	953
Restructuring Charges	-	588	(15)	551

Total operating expenses	9,009	13,688	17,537	27,422

Loss from operations	(3,452)	(3,905)	(6,202)	(6,315)
Interest income, net	9	50	(72)	153
Exchange rate gain (loss)	(398)	-	(398)	-

Loss before provision for income taxes	(3,841)	(3,855)	(6,672)	(6,162)

Income tax expense	14	26	27	85

Loss from continuing operations	(3,855)	(3,881)	(6,699)	(6,247)

Income/(loss) from discontinued operations	491	(2,583)	(4,667)	(5,345)

Gain on Sale of Discontinued Operations	213	-	7,139	-

Net loss	(3,151)	(6,464)	(4,227)	(11,592)

Basic earnings (loss) per share
Continuing operations	$(0.11)	$(0.12)	$(0.20)	$(0.19)
Discontinued operations	$0.02	$(0.08)	$0.07	$(0.16)

Diluted earnings (loss) per share
Continuing operations	$(0.11)	$(0.12)	$(0.20)	$(0.19)
Discontinued operations	$0.02	$(0.08)	$0.07	$(0.16)

Weighted-average number of common
shares outstanding
Basic	33,707	32,600	33,453	32,603
Diluted	33,707	32,600	33,453	32,603

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months
	ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(4,227)	$(11,592)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities
Provision for doubtful accounts	745	84
Depreciation and amortization	334	2,499
Write off of deferred financing costs	560
Equity based compensation	1,238	1,385
Gain on sale of business	(7,139)	-
Exchange Rate Loss	398	-
Changes in operating assets and liabilities
Accounts receivable	4,772	1,135
Prepaid expenses and other current assets	206	854
Income taxes receivable	242	(42)
Deferred revenue	-	(709)
Other Assets	41	-
Accounts payable, accrued expenses and other liabilities	(2,161)	(5,315)

Net Cash (used in) operating activities	(4,991)	(11,701)

Cash Flows from Investing Activities
Release of line of credit restricted collateral	2,000	-
Net increase in restricted cash for letter of credit	(550)	-
Net proceeds from sale of business	9,770	-
Purchase of capital items including internally developed software	(312)	(1,510)

Net Cash provided by (used in) investing activities	10,908	(1,510)

Cash Flows from Financing Activities

Repayment of secured line of credit	(4,351)	-
Payments made on capital leases and notes payable	(186)	-

Net Cash used in financing activities	(4,537)	-

Effect of Foreign Currency Exchange Rates	237	516

Increase / (Decrease) in Cash and Cash Equivalents	1,617	(12,695)

Cash and Cash Equivalents, Beginning of Period	6,699	29,905

Cash and Cash Equivalents, End of Period	$8,316	$17,210

The accompanying notes are an integral part of these consolidated statements.

 Vertro, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

NOTE A - NATURE OF BUSINESS

Vertro, Inc., together with its wholly-owned subsidiaries, collectively, the “Company”, “we”, “us” or “Vertro”, is a software and technology company.  Effective June 9, 2009, Vertro, Inc., formerly known as MIVA, Inc., merged a newly formed, wholly owned subsidiary with and into the Company, and changed the Company's legal name to "Vertro, Inc." as a result thereof. The name change does not affect the rights of the stockholders of the Company. There were no other changes to the Company's Certificate of Incorporation.

ALOT (formerly known as MIVA Direct)
We offer a range of products and services through our ALOT division. ALOT offers home page, desktop application, and Internet browser toolbar products under the ALOT brand. Our customizable ALOT Home Page, ALOT Desktop and ALOT Toolbar are designed to make the Internet easy for consumers by providing direct access to affinity content and search results. These products generate approximately 2 million Internet searches per day.

MIVA Media
On March 12, 2009, we sold certain assets relating to our MIVA Media division.  Following the sale, we no longer operate the MIVA Media business (see NOTE C – Sale of MIVA Media Division), and as a result these operations are presented as discontinued for all periods presented.

The majority of our revenue at ALOT is generated through Internet search queries at our website. ALOT products generate search queries to our website http://search.alot.com, where we provide algorithmic and sponsored search functionality to consumers through our contractual relationships with third-party providers.

These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three months and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the entire year.

The unaudited condensed consolidated financial statements include the accounts and operations of MIVA, Inc. and all of our subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

Despite the Company’s negative operating performance in 2009 and 2008, we currently anticipate that our working capital of approximately $0.4 million, including unrestricted cash of approximately $8.3 million as of June 30, 2009, along with cash flows from operations, will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.  Our working capital is calculated by subtracting current liabilities from current assets on our balance sheet.  We are in the process of reviewing our current liabilities and expect to settle a portion of our current liabilities related to discontinued operations for less than their carrying value during Q3 2009.  Additionally, our forecast for future liquidity and capital requirements is dependent on a number of factors, including our ability to monetize our products, our ability to distribute our products, our ability to execute on our business plans, and our ability to meet financial forecasts. We also cannot assure you that we will be able to successfully address these factors or that if our expectations are not met that we will have sufficient capital resources to meet our obligations.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  We did not have any cash equivalents as of June 30, 2009.  References to cash equivalents relate to the Company’s cash equivalents held in 2008 and used for comparative purposes.

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

Comprehensive Loss

Total comprehensive loss is comprised of net loss shown in the condensed consolidated statement of operations and net foreign currency translation adjustments.  Total comprehensive loss for the three and six months ended June 30, 2009 was $(3.1) million and $(3.7) million, respectively.  Total comprehensive loss for the three and six months ended June 30, 2008 was $(6.5) million and $(11.3) million, respectively.  The difference between total comprehensive loss and net loss is the direct result of foreign currency translation adjustments.

Accumulated Other Comprehensive Income

At June 30, 2009, Accumulated Other Comprehensive Income, which is shown in the equity section of the condensed consolidated balance sheet, is an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million.   The sale of MIVA Media on March 12, 2009 did not include the transfer to the buyer of any significant assets or liabilities of our foreign subsidiaries.  The Company plans to release the $12.9 million of related currency translation adjustments from Accumulated Other Comprehensive Income to discontinued operations in the consolidated statement of operations when the retained foreign entity assets are substantially liquidated.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current year presentation.

Foreign Currency Gains and Losses

As a result of the sale of MIVA Media the Company has terminated EU centered operations and all operations are now centered in the US.  As a result, the US dollar subsequently became the functional currency for all operations.  Effective April 1, 2009, the Company is recording all current foreign currency translation adjustments in current period income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale, which is reflected in the balance sheet as accumulated other comprehensive income, will be reflected in discontinued operations when the retained foreign entity assets are substantially liquidated.

Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. For the three months and six months ended June 30, 2009, the Company incurred approximately $5.8 million and $10.1 million in advertising expense. For the same periods in 2008, the company incurred approximately $7.2 million and $14.8 million respectively.  The majority of these costs were incurred to promote the Company’s ALOT consumer software products.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. As of March 31, 2009, substantially all of our cash and cash equivalents were managed by a number of financial institutions. As of June 30, 2009 our cash and cash equivalents with certain of these financial institutions exceed FDIC insured limits. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States. At June 30, 2009, one customer (Google) accounted for approximately 81% of the accounts receivable balance.  For the three and six months ending June 30, Google represented approximately 89% and 90% of consolidated revenues in 2009, and 94% and 93% for the same periods 2008.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any release of valuation allowances related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released.  Additionally, under SFAS 141(R) transaction related expenses, which were previously capitalized as "deal cost," will be expensed as incurred.  We had no capitalized deal costs or acquisitions pending at December 31, 2008. Therefore, we did not have any transition adjustments resulting from our adoption of SFAS 141(R) on January 1, 2009.

In April 2009, the FASB issued Staff Position No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP No. 141(R)-1”).  FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FASB Staff Position is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this FASB Staff Position by us on January 1, 2009 did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited.  Our adoption of SFAS 160 on January 1, 2009 did not have a material effect on our financial position or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities.  SFAS 162 was effective November 2008.  The adoption of SFAS 162 had no material impact on the Company’s financial statements.  However, its effect has been nullified by the issuance in June 2009 of SFAS No. 168 “The FASB Accounting Standards Codification TM and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”).  SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants.  The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  SFAS 168 will become effective for us in the third quarter of 2009 and will not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No.  FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  It requires the fair value for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS No. 107"), to be disclosed in the interim periods as well as in annual financial statements.  This standard was effective for the quarter ending June 30, 2009.  The adoption of this standard did not have a material effect on our  financial statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our consolidated financial statements. We have evaluated subsequent events for recognition or disclosure through August 12, 2009, which was the date we filed this Form 10-Q with the SEC.

NOTE C – SALE OF MIVA MEDIA DIVISION AND DISCONTINUED OPERATIONS

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

In addition, in connection with the MIVA Media Sale, the Company agreed to provide to and receive from Adknowledge certain transition services. At June 23, 2009 and as contemplated in the MIVA Media Sale Purchase Agreement, the Company finalized an agreement for the Net Working Capital purchase price adjustment of $0.7 million as disclosed in the Company’s previous filing.  At June 30, 2009 approximately $0.4 million is due to Adknowledge as a result of net cash collected on their behalf.  Additionally, as contemplated in the Purchase Agreement, during the quarter ended June 30, 2009, the Company executed an agreement with the lessor that assigned the Company’s previous obligation for a software lease from the Company to Adknowledge.  The remaining lease liability of $0.3 million was released and is included in gain on sale of discontinued operations for the period ending June 30, 2009.

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

As a result of the MIVA Media Sale, and our decision during the quarter ended March 31, 2009, to cease operations of the MIVA Media division in France, in accordance with the provisions of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the operations of the MIVA Media division, including those in France, are presented as discontinued operations and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. No income tax expense has been allocated to discontinued operations for any period presented.  In the three months ended June 30, 2009, the Company had income from discontinued operations of $0.5 million due to the collection of receivables that had been previously reserved, partially offset by general and administrative expenses related to the unwinding of the EU operation.

NOTE D–AMENDMENT OF PEROT MASTER SERVICES AGREEMENT

On May 11, 2007, the Company entered into a Master Services Agreement with Perot Systems, pursuant to which the Company outsourced certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.

The Master Services Agreement had a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms.  Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement were expected to be approximately $41.8 million, but as a result of the August 2008 amendment to the Master Services Agreement described below, the total was reduced to approximately $37.9 million.  As of June 30, 2009, the Company incurred approximately $13.3 million of operating expenses for services received under the agreement since the agreement’s inception. Such expenses incurred during the six month periods ended June 30, 2009 and 2008, are presented as discontinued operations as a result of the MIVA Media Sale.

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot Systems, pursuant to which the Company will pay Perot Systems to develop a new global advertiser and distribution partner application called the "Transformation Project". The Transformation Project involves the development and implementation of one enhanced consolidated global system to replace MIVA Media's existing Internet advertising management and distribution partner management systems.  As of March 12, 2009, the date of the MIVA Media Sale, in connection with the Transformation Project, we had incurred approximately $3.2 million of costs, including $2.6 million of cost with Perot Systems, and $0.6 million of internal development costs, all of which had been capitalized and was to be amortized over the five year estimated useful life of the software once it was placed in service.  This Transformation Project was sold in March 2009 as part of the MIVA Media Sale.

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

On February 1, 2009, the Company entered into an amendment to the Master Services Agreement.  Under the terms of the amendment, the Master Services Agreement expired on April 30, 2009, and certain other provisions of the Master Services Agreement have either been modified or terminated. In connection with the Amendment, the Company has issued a letter of credit to Perot Systems for approximately $1.0 million for a portion of the remaining application development costs related to the Company's new technology platform, which was included in the assets sold as part of the MIVA Media Sale. As of June 30, 2009, Perot System has drawn approximately $0.7 million on this letter of credit.  It is expected the balance will be drawn in the quarter ending September 30, 2009.  As part of the Purchase agreement, Adknowledge will reimburse the Company for any amounts drawn on the Letter of Credit.

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

NOTE E – AMENDMENT OF BANK LOAN AGREEMENT

On March 12, 2009, we entered into a Consent and Amendment to Loan and Security Agreement (the “Amendment”) with Bridge Bank, which amends certain terms and conditions of the Loan Agreement.  Pursuant to the Amendment, ALOT (formerly dba MIVA Direct) became a borrower under the Loan Agreement and granted a general security interest in its assets to Bridge Bank.  The Amendment further provided Bridge Bank’s consent to the MIVA Media Sale, provided that the Company was required to repay immediately, out of the proceeds of the MIVA Media Sale, all outstanding advances plus any accrued interest under the Loan Agreement in the amount of approximately $4.4 million.  In addition, no further advances under the Loan Agreement will be made until the parties have agreed upon new terms and conditions for borrowing. As a result, during the three months ended June 30, 2009 we recognized approximately $0.6 million of unamortized loan costs related to the Loan Agreement as additional financing costs in general and administrative expense. The Amendment also provides that the letter of credit for the benefit of Perot Systems in the remaining amount of $0.35 million issued by Bridge Bank be secured by a cash deposit.  Perot Systems had drawn $0.7 million as of June 30, 2009.  The cash deposit for the remaining $0.35 million to be drawn is included in restricted cash in the accompanying condensed consolidated balance sheet.

NOTE F – DEPARTURE OF COMPANY EXECUTIVES

There were no significant departures of company executives in the 3 months ending June 30, 2009.

NOTE G – RESTRUCTURING

Restructuring – June 2009

In June 2009, approximately $0.2 million in severance payments were accrued as restructure reserve and are included in gain from discontinued operations during the quarter ended June 30, 2009.

Restructuring – March 2009

In March 2009, approximately $0.4 million in severance payments were accrued as restructure reserve and are included in loss from discontinued operations during the quarter ended March 31, 2009.  This amount is expected to be paid by April 2010.

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

Summary

The following reserve for restructuring is included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2009 (in millions):

	Employee	Other
	Severance	Charges	Total
Balance - December 31, 2008	$1.1	$0.5	$1.6

Restructuring charge - 1st Qtr.	$0.4	$-	$0.4
Cash payments - 1st Qtr.	(0.5)	(0.1)	$(0.6)

Balance - March 31, 2009	$1.0	$0.4	$1.4

Restructuring charge - 2nd Qtr.	$0.2	$-	$0.2
Cash payments - 2nd Qtr.	(0.4)	(0.4)	$(0.8)

Balance - June 30, 2009	$0.9	$-	$0.9

All actions under the February 19, 2008, restructuring plan were completed by March 31, 2008.  All actions under the June 17, 2008, restructuring plan were completed by February 2009.  All actions under the August 21, 2008, restructuring plan are expected to be completed by September 2009. All actions under the March 12, 2009, restructuring plan are expected to be complete by April 2010. All actions under the June, 2009 restructuring plan are expected to be completed in 2010.

NOTE H – IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets with indefinite lives are tested for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment charges are required to be recorded when the carrying amount exceeds fair value.  In performing this assessment, we compare the carrying value of our reporting units to their fair value.  Quoted market prices in active stock markets are often the best evidence of fair value; therefore, a significant decrease in our stock price could indicate that an impairment of goodwill exists. We have experienced significant impairment losses in previous years and as of June 30, 2009, we have no remaining goodwill and or other indefinite life intangible assets.

During the fourth quarter of 2008, in connection with our annual impairment testing, we performed a step 1 impairment test of our two reporting units, Searchfeed and ALOT, with remaining recorded indefinite lived intangible assets and goodwill for potential impairment.  The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows.  As a result of this analysis, we determined that the estimated fair value of the reporting units exceeded their carrying values and could result in potential impairment.  We then performed an assessment of the long-lived assets of our Searchfeed and ALOT divisions and determined these assets were impaired under the provisions of SFAS No. 144.  Accordingly, in the fourth quarter of 2008, we recorded approximately $2.9 million in non-cash impairment charges to reduce the carrying value of the remaining long-lived tangible and intangible assets to their estimated fair values.  We then performed a step 2 impairment test to determine if the remaining carrying values of recorded goodwill and other indefinite lived intangible assets in these divisions was impaired under the provisions of SFAS No. 142. The step 2 impairment test resulted in a non-cash impairment charge of $14.7 million and $1.1 million, respectively, to reduce the carrying value of goodwill and other indefinite lived intangible assets to their implied fair value.  As a result of these impairment charges, the carrying value of all of the Company’s goodwill and other indefinite lived intangible assets was reduced to zero as of December 31, 2008.

We will continue to assess the potential of impairment for other long-lived assets in future periods in accordance with SFAS 144. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges

NOTE I – ACCOUNTING FOR SHARE-BASED COMPENSATION

For the three months ended June 30, 2009 and 2008, our share-based employee compensation expense consisted of stock option expense of $0.05 million and $0.17 million, respectively, and restricted stock unit (“RSU”) expense of $0.19 million and $0.47 million, respectively.  For the six months ended June 30, 2009 and 2008, our share-based employee compensation expense consisted of stock option expense of $0.11 million and $0.34 million, respectively, and restricted stock unit (“RSU”) expense of $1.1 million and $1.0 million, respectively.  The stock option expense and the RSU expense totals for the six months ended June 30, 2009 include approximately $0.7 in accelerated stock-based compensation expense resulting from the vesting of certain stock options and RSUs related to two former officer’s resignations in March 2009.  Stock option activity under the plans during the six months ended June 30, 2009, is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price

Options outstanding at December 31, 2008	1,576	$8.94

Granted	-	-
Exercised	-	-
Forfeited	(54)	5.23
Expired	-	-

Options outstanding at March 31, 2009	1,522	$9.07

Granted	-	-
Exercised	-	-
Forfeited	(264)	$8.05
Expired	-	-

Options outstanding at June 30, 2009	1,258	$9.29

The following table summarizes information as of June 30, 2009, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.00 - $3.00	65	5.7	$2.63	65	$2.63
$3.01 - $6.00	842	5.9	4.91	746	4.91
$6.01 - $14.00	33	5.3	10.76	33	10.76
$14.01 - $23.14	318	4.9	22.09	318	22.09
	1,258	5.6	$9.29	1,162	$9.65

As of June 30, 2009, unrecognized compensation expense related to stock options totaled approximately $0.1 million, which will be recognized over a weighted average period of 0.5 years.  The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the three month or six month periods ended June 30, 2009 and 2008.

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

In January 2007, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest in equal tranches upon the Company’s common stock reaching, and closing, at share prices at or exceeding $6.00, $8.00, $10.00, and $12.00, respectively, for ten consecutive trading days.  In June 2007, all criteria were satisfied for the $6.00 tranche level of restricted stock units and accordingly 86,412 shares attributable to the achievement of the $6.00 performance criteria were issued.

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

New stock options granted and new restricted stock units granted with related expenses for the three and six months ended June 30, 2009 and 2008, are summarized below (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Stock options granted - new	-	-	-	-
Stock option expense - new	$-	$-	$-	$-
Restricted stock units - new	-	10	1,339	1,923
Restricted stock unit expense - new	$53	$1	$81	$447

For the three and six months ended June 30, 2009 and 2008, the following assumptions were used to estimate the fair value and compensation expense of our performance based restricted stock units with market based conditions:

	For the Three and Six Months Ended June 30,
	2009	2008
Volatility	111.8	70.5%
Expected life	7.6 yrs	10 yrs
Risk-free rate	2.49	4.0%

The restricted stock unit (“RSU”) activity for the three and six months ended June 30, 2009, is summarized below (in thousands):

			Performance based RSUs
	Total	Service Based	with Market based conditions
	RSUs	RSUs	$1.00	$4.00	$8.00	$10.00	$12.00
Balance, December 31, 2008	2,256	1,800	-	253	68	68	68

Granted	1,339	1,096	242	-
Vested	(583)	(583)
Forfeited	(638)	(465)	(55)	(68)	(17)	(17)	(17)
Expired	-	-	-	-	-	-	-
Balance, March 31, 2009	2,374	1,848	187	185	51	51	51

Granted	-	-	-	-
Vested	(469)	(469)	-
Forfeited	(153)	(12)	(45)	(49)	(16)	(16)	(16)
Expired	-	-	-	-	-	-	-
Balance, June 30, 2009	1,752	1,367	142	136	35	35	35

NOTE J – INTANGIBLE ASSETS

As a result of our fourth quarter 2008 impairment of goodwill and other indefinite lived intangible assets to their implied fair value, all of the Company’s goodwill and other indefinite lived intangible assets were reduced to zero as of December 31, 2008.

NOTE K – EQUITY AND PER SHARE DATA

We incurred a net loss from continuing operations for the three months ended June 30, 2009.  As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share.  Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented.  The number of stock options that would have been excluded from the calculations was 1.3 million shares with a range of exercise prices between $1.00 and $23.14 as of June 30, 2009.

The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted-average number of common shares outstanding basic and diluted	33,707	32,600	33,453	32,603

NOTE L – LEGAL PROCEEDINGS

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida.  The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of Vertro, Inc.  Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

Plaintiffs allege generally that, during the putative class period, we made certain misleading statements and omitted material information.  Plaintiffs seek unspecified damages and other relief.

On July 27, 2005, the Court consolidated all of the outstanding lawsuits under the case style In re MIVA, Inc. (now known as Vertro, Inc.) Securities Litigation, selected lead plaintiff and lead counsel for the consolidated cases, and granted Plaintiffs leave to file a consolidated amended complaint, which was filed on August 16, 2005.  We and the other defendants moved to dismiss the complaint on September 8, 2005.

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

No accruals for potential losses for litigation are recorded for the above referenced items as of June 30, 2009, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE M– COMMITMENTS AND CONTINGENCIES

Operating Leases

Our primary administrative, sales, customer service, and technical facilities are in a leased office facility in New York, New York.  Our New York office is approximately 10,700 square feet and the lease expires in January 2016.  We also lease an office in Fort Myers, Florida, that served primarily as our headquarters and operations center for MIVA Media.  The total space under our Fort Myers lease is approximately 42,000 square feet and expires in November 2012.  We sublease portions of our Fort Myers facility as set forth below.

On September 10, 2008, we entered into an operating lease agreement with an unrelated third party to lease work space for our London office for the term of 12 months commencing on December 1, 2008.  The agreement includes a right to three month renewals.  Base rent is approximately $0.3 million per year.  As part of the MIVA Media Sale this agreement was licensed to the buyer.

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

The above subleases represent a significant portion of our office space in Fort Myers, Florida and our financial position would be harmed if our subtenants breach the terms of our sublease.  The commercial real estate market in Fort Myers, Florida has suffered significant decline in recent years.  If our subtenants breach our sublease it is unlikely that we could locate substitute tenants.  Additionally, we may not be able to collect damages from our subtenants if the subleases are breached.  If the subleases are breached it would have a material adverse impact on our financial condition.

Capital Leases

In September 2008, we entered into non-cancelable leases with unrelated third parties for software and related maintenance, and hardware, for our new Transformation Project.  The total fair market value of this software was approximately $1.0 million with a lease term of nineteen months. The software lease has an imputed interest rate of 9% with quarterly cash outlays of approximately $0.2 million.  The total fair market value of the hardware was approximately $1.1 million with a lease term of three years. The hardware lease has an imputed interest rate of 12.0%. As a result of the MIVA Media sale the hardware lease was assigned to Adknowledge, therefore the related capital lease obligation of approximately $0.7 million has been removed from condensed consolidated balance sheet as of March 31, 2009.  As of June 30, 2009 the software lease was assigned to Adknowledge and the related liability of approximately $0.3 million that had been recognized by Vertro was released and recognized as gain on sale as described in Note C.

Guaranteed Royalty Payments

As a part of our Media Division operations, we have minimum contractual payments on a royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010.  Our rights and minimum payment obligations under this agreement were not assigned to or assumed by Adknowledge as part of the MIVA Media Sale. Therefore, since we are no longer operating the MIVA Media business, these remaining minimum payments of approximately $1.0 million due by us under the agreement were accrued as of June 30, 2009 and included as a loss from discontinued operations in that period.

Summary

The amounts of the above commitments as of June 30, 2009, are as follows (in thousands):

	2009	2010	2011	2012	2013	beyond	Total
Operating Leases	901	1,542	1,464	1,411	517	1,130	6,965
Sublease Income	(536)	(800)	(721)	(669)	-	-	(2,726)
Capital Leases	-	-	-	-	-	-	-
Guaranteed Royalty Payments	400	600	-	-	-	-	1,000

NOTE N – SEGMENT INFORMATION

Historically, our two operating divisions have been MIVA Media and MIVA Direct (now dba ALOT), which aggregated into one reportable segment, performance marketing.  Further, as described in Note C – Sale of MIVA Media and Discontinued Operations, we divested our Media business resulting in ALOT becoming our only operating division. Revenues and long-lived assets of ALOT are all within the United States.  Therefore, no separate segment disclosures are presented as of and for the three months and six months ended June 30, 2009 and 2008.

NOTE O – INCOME TAXES

Income Tax Expense

The income tax expense for the three months ended June 30, 2009 and 2008, $0.01 million and $0.03 million, respectively, and for the six months ended June 30, 2009 and 2008, of $0.03 million and $0.09 million, respectively, are primarily due to the FIN48 interest expense which is reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

NOTE P – TREASURY STOCK

During the three months ended June 30, 2009, the Company’s shares held in treasury increased by a total of 7,252 shares or approximately $1.7 thousand.  This increase in treasury shares resulted from shares withheld to pay the withholding taxes upon the vesting of restricted stock units during the period.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, the accuracy of which involves risks and uncertainties.  We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements.  This management’s discussion and analysis of financial condition and results of operations also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commercial markets and spending.  Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.  Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” included within this report.

Vertro, Inc., together with its wholly-owned subsidiaries, collectively, the “Company”, “we”, “us” or “Vertro”, is a software and technology company.

We offer a range of products and services through our ALOT division.  ALOT offers toolbar homepage and desktop applications, which are marketed under the ALOT brand. Our customizable ALOT Homepage, Desktop and Toolbar products are designed to ‘Make the Internet Easy’ for consumers by providing direct access to affinity content and search results. These products generate approximately 2 million Internet searches per day.

On March 12, 2009, we sold certain assets relating to our Media division.  Following the sale, we no longer operate the Media business (see NOTE C – Sale of MIVA Media Division), and as a result these operations are presented as discontinued for all periods presented.  Our Media division was an auction based pay-per-click advertising and publishing network that operated across North America and Europe.

Organization of Information

Management’s discussion and analysis of financial condition and results of operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements.  It includes the following sections:

•	Results of continuing operations

•	Liquidity and capital resources

•	Use of estimates and critical accounting policies

•	Special note regarding forward-looking statements

RESULTS OF CONTINUING OPERATIONS

Revenue

During the three months ended June 30, 2009, we recorded revenue from continuing operations of $6.0 million, a decrease of approximately 42% from the $10.3 million recorded in the same period in 2008, and approximately 3% decrease from the $6.2 million recorded in the first 3 months in 2009.  For the six months ended June 30, 2009, we recorded revenue of $12.2 million compared with $22.4 million for the six months ended June 30, 2008, a decline of 45%.  The decrease in our revenue is due to a combination of a decline in our active installed product base and a decrease in revenue rates generated per live user.

We believe our decline in revenue rates per live user is due to the following reasons: (i) reductions in revenue sharing rates and available services from certain advertising partners; (ii) reductions in the number of revenue generating events on our installed product base; (iii) reductions in search volume triggering lower revenue sharing rates in a tiered rate structure; and (iv) general adverse economic conditions broadly affecting the value of search advertising.  We believe the foregoing factors will have a dampening effect on the level of ALOT’s revenue in 2009.

We believe the year over year decline in live users of our products is due primarily to reductions in advertising spend.  Advertising spend for the first six months of 2009 was $10.1 million, approximately 32% less than the $14.8 million spent on advertising in the first half of 2008.  This reduction in advertising spend resulted in the total number of live users of our toolbar products to decrease from 6.3 million on June 30, 2008 to 4.7 million on June 30 2009.

Our advertising spend is focused exclusively on promoting our ALOT toolbar brand.  The ALOT brand was launched in 2007 to replace our legacy toolbar brand and we have experienced steady growth in ALOT users since the launch.  ALOT toolbar live users have increased from 2.9 million on June 30, 2008 to 3.3 million on March 31, 2009 and 4.1 million on June 30, 2009.  This growth in ALOT toolbar users was offset by a decline in the number of users of our legacy toolbar brand as a result of us lowering and then completely eliminating the amount of advertising we were using to promote this legacy brand.  Users of our legacy toolbar brand decreased from 3.5 million on June 30, 2008, to 1.1 million on March 31, 2009 and 0.7 million on June 30, 2009.

The second quarter of 2009 was the first quarter in which growth in ALOT toolbar users was greater than the attrition of our legacy toolbar users.  This resulted in our total number of live toolbar users to increase from 4.3 million at March 31, 2009 to 4.7 million users at June 30, 2009.

We are continuing to focus on cost effective distribution of our ALOT branded products.  Examples of on-going initiatives to expand distribution of ALOT products include: (i) diversifying our product line to include new platforms like Desktop, (ii) adding widget content to our products to expand the number of marketable verticals, (iii) optimizing landing pages for our advertisements, and (iv) seeking new distribution relationships.  If our efforts to improve our live active toolbars installed base is not successful, it will have a material adverse impact on our business, financial condition, and results of operations.

For the three and six months ended June 30, 2009, one customer of our ALOT division, Google, accounted for approximately 89% and 90% of our consolidated revenue, respectively.  In the three and six months ended June 30, 2008 Google accounted for 94% and 93% of our total consolidated revenue, respectively.

We have been named in certain litigation, the outcome of which could directly or indirectly impact the results of our operations.  For additional information regarding pending litigation, refer to Note L – Legal Proceedings above.

We plan to continue our efforts to invest in our business and seek additional revenue through branded toolbars and other initiatives.  We cannot assure you that any of these efforts will be successful.

Cost of Services

Cost of services consists of costs associated with designing and maintaining the technical infrastructure that supports our various services and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

Cost of services decreased to $0.4 and $0.9 million for the three months and six months ended June 30, 2009, compared with $0.5 million and $1.3 million in the same periods in the previous year.  The decrease was primarily related to a reduction in the depreciation charge between the two periods relating to the impairment charge in the quarter ended December 31, 2008.  Cost of services for the three and six month periods ended June 30, 2009, compared to the same periods in 2008, increased as a percentage of revenue from 5.0% to 7.4% and 5.7% to 7.4% respectively.  This increase in cost of services as a percentage of revenue is primarily attributed to a decrease in revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 and 2008, were as follows (in millions):

			QTD-2009
	For the Three Months Ended June 30,		vs.
	2009	2008	QTD-2008
Marketing, sales, and service	6.1	7.6	(1.5)
General and administrative	2.2	4.0	(1.9)
Product development	0.6	1.0	(0.4)
Subtotal	9.0	12.6	(3.7)

Amortization	0.0	0.5	(0.5)
Restructuring Charges	-	0.6	(0.6)
Total	$9.0	$13.7	$(4.7)

Operating expenses, as a percent of revenue, for the three months ended June 30, 2009 and 2008, were as follows:

			QTD-2009
	For the Three Months Ended June 30,		vs.
	2009	2008	QTD-2008
Marketing, sales, and service	102.4%	73.8%	28.6%
General and administrative	36.6%	31.4%	-2.7%
Product development	10.6%	9.7%	0.9%
Subtotal	149.5%	122.7%	26.8%

Amortization	0.7%	4.9%	-4.2%
Restructuring Charges	0.0%	5.7%	-5.7%
Total	150.2%	133.3%	16.9%

Operating expenses for the six months ended June 30, 2009 and 2008, were as follows (in millions):

			YTD-2009
	For the Six Months Ended June		vs.
	2009	2008	YTD-2008
Marketing, sales, and service	$10.9	$15.8	(4.9)
General and administrative	5.3	8.3	(3.0)
Product development	1.3	1.8	(0.5)
Subtotal	17.5	25.9	(8.4)

Amortization	0.0	1.0	(0.9)
Restructuring Charges	(0.0)	0.6	(0.6)
Total	$17.5	$27.4	$(9.9)

Operating expenses, as a percent of revenue, for the six months ended June 30, 2009 and 2008, were as follows:

			YTD-2009
	For the Six Months Ended June 30,		vs.
	2009	2008	YTD-2008
Marketing, sales, and service	89.3%	70.5%	18.8%
General and administrative	43.3%	33.2%	6.2%
Product development	10.9%	8.2%	2.7%
Subtotal	143.5%	115.8%	27.7%

Amortization	0.3%	4.3%	-3.9%
Restructuring Charges	-0.1%	2.5%	-2.6%
Total	144.0%	122.6%	21.1%

Marketing, Sales, and Service

Marketing, sales, and service expense consists primarily of advertising spend for toolbar acquisitions and also includes payroll expense and benefits related to individuals within this category.

Marketing, sales, and service expense decreased approximately $1.5 million for the three months ended June 30, 2009, to $6.1 million compared to $7.6 million for the same period in 2008.  Advertising spend used primarily to attract users of our alot.com brand decreased approximately $1.4 million to $5.8 million in the three months ended June 30, 2009 compared to $7.2 million for the same period in the prior year.  Additionally, salaries and benefits expense decreased $0.9 million.

Marketing, sales, and service expense decreased approximately $4.9 million for the six months ended June 30, 2009, to $10.9 million compared to $15.8 million for the same period in 2008.  Advertising spend used primarily to attract users of our alot.com brand decreased approximately $4.7 million to $10.1 million in the six months ended June 30, 2009 compared to $14.8 million for the same period in the prior year.  Additionally, salaries and benefits expense decreased $1.0 million.  The decrease in advertising spend which had a suppressing effect on subsequent revenue, was implemented primarily to conserve cash during the first quarter of 2009.

General and Administrative

General and administrative expenses decreased by $1.9 million in the three months ended June 30, 2009, to $2.2 million compared to $4.0 million for the same period in the previous year.  Decreases contributing to this variance include: rent and office related expense ($0.1 million); consulting services ($0.8 million); finance expenses ($0.5 million); and salaries, benefits, and other employee expenses, including share-based compensation ($0.5 million). Included within the three months ended June 30, 2009, consulting fees ($0.6 million) were amounts relating to acceleration of the Bridge Bank loan fees amortization. The final settlement of outstanding items with Perot contributed to lower consulting costs in the three months ended June 30, 2009. Under finance expense, the company was successful in reducing (Delaware) state franchise tax obligations for previous years.  Additionally, with the reduction of assets, the state property taxes were down significantly year over year.

General and administrative expenses decreased by $3.0 million in the six months ended June 30, 2009, to $5.3 million compared to $8.3 million for the same period in the previous year.  Decreases contributing to this variance include: rent and office related expense ($0.2 million); consulting services ($1.3 million); finance expenses ($0.6 million); and salaries, benefits, and other employee expenses, including share-based compensation ($0.9 million).  Included in salaries expense $(0.4 million) and share based compensation expense $(0.4 million) were amounts related to severance expenses of former executives upon termination.

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services; and depreciation for related equipment used in product development.

Product development expenses decreased by $0.4 million in the three months ended June 30, 2009, to $0.6 million compared to $1.0 million for the same period in the previous year.

Product development expenses decreased by $0.5 million in the six months ended June 30, 2009, to $1.3 million compared to $1.8 million for the same period in the previous year.

Amortization

Amortization expense recorded for the three months and six months ended June 30, 2009 respectively, was $0.04 million and $0.04 million compared to $0.5 million and $1.0 million in the same period in the prior year.  These decreases are attributed to an overall reduction in our intangible asset base eligible for amortization, primarily as a result of the recorded impairment losses in prior periods.

Interest Income (expense), net

We had net interest income of approximately $0.01 million and interest expense of approximately $0.072 million, respectively, for the three months and six months ended June 30, 2009 compared to net interest income of approximately $0.05 million and $0.15 million, respectively, in the same periods in the prior year. The current year net expense relates to interest incurred related to our capital lease obligations and interest expense incurred through our secured line of credit arrangement with Bridge Bank.  In the prior year we earned net interest income through our cash and cash equivalent balances and as of June 30, 2008, had not yet entered our capital lease obligations or secured line of credit with Bridge Bank.

Gain on Sale of Discontinued Operations

On March 12, 2009, with the exception of certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, we sold the assets, net of liabilities assumed, of our MIVA Media business for cash consideration of approximately $11.6 million and post-closing adjustments, estimated at approximately $0.7 million, which resulted in a gain on sale of approximately $6.9 million during the quarter ended March 31, 2009. We incurred approximately $1.2 million of legal and financial advisory fees in connection with the sale of the MIVA Media division, which are included in the net gain on sale.  During the three months ending June 30, 2009, the Company successfully executed an agreement with Adknowledge to assign a Software license lease at a gain that was partially offset by other post-sale adjustments resulting in a net additional gain on sale of $0.2 million.  Our decision to divest our MIVA Media business was due primarily to inconsistencies between the division’s products and services and the Company’s current and future strategic plan.

Income from discontinued operations were $0.5 million and a loss of $2.6 million, respectively for the three months ended June 30, 2009 and 2008, and losses of $4.7 million and $5.3 million, respectively for the six months ended June 30, 2009 and 2008.  Approximately $0.7 million of the income relates to EU receivables previously reserved and subsequently collected in the three months ended June 30, 2009 and partially offset by $0.2 million of other operational expenses.  The loss from discontinued operations for the six months ended June 30, 2009, includes approximately $0.7 million of stock compensation and severance expense resulting from the termination of our Senior Vice President of MIVA Media, and approximately $1.0 million of minimum royalty payment expense accrued as result of the MIVA Media Sale.

As a result of the MIVA Media sale the Company has terminated EU centered operations and all operations are now centered in the US.  As a result, the US dollar subsequently became the functional currency for all operations.  Effective April 1, 2009, the Company is recording all current foreign currency translation adjustments in income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale, will be reflected in discontinued opeartions when the retained assets of the foreign subsidiaries are substantially liquidated.

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

Income Taxes

The income tax expense for the three months ended June 30, 2009 and 2008, of $0.01 million and $0.03 million, respectively, and six months ended June 30, 2009 and 2008 of $0.03 million and $0.09 million are primarily due to the FIN48 interest expense, which is reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

Net Loss from Continuing Operations

As a result of the factors described above, we generated a net loss from continuing operations of $(3.9) million and $(3.9) million for the three months ended June 30, 2009 and 2008, respectively, which represents: a loss per weighted average outstanding share of $(0.11) and $(0.12), respectively.   For the six months ended June 30, 2009 and 2008 we generated a net loss from continuing operations of $(6.7) million and $(6.2) million, which represents: a loss per weighted average outstanding share of $(0.20) and $(0.19), respectively.

Weighted average common shares used in the earnings per share computation increased 1.2 million shares from 32.5 million shares for the year ended December 31, 2008 to approximately 33.7 million shares for the six months ended June 30, 2009.  This increase is attributable to shares issued upon the vesting of restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, the Company had a total unrestricted cash of $8.3 million.  This represents a $1.6 million or 24% increase from the total cash of $6.7 million at December 31, 2008.  The increase in cash was primarily due to the sale of the Media business on March 12, 2009, offset by: payouts related to the June and August 2008 restructuring initiatives; expenses associated with Perot, our outsourcing partner; repayment to Bridge Bank  of our outstanding line of credit and operating expenses in excess of revenue in the six months ending June 30, 2009.

Operating Activities

Net cash used in operations totaled $5.0 million in the six months ended June 30, 2009.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected and between expenses recorded and expenses paid.  The net loss from operations ($4.2 million) included non-cash items of a provision for doubtful accounts ($0.7 million), depreciation and amortization ($0.3 million), write-off the deferred finance costs ($0.6 million), compensation expense based on equity grants rather than cash ($1.2 million) and gain on sale of business ($7.1 million).  Thus, the cash used in operations before the effect of timing differences was ($8.1 million).  With respect to revenue, the accounts receivable decreased ($4.8 million).  With respect to expenses, the amount paid was more than the amount recorded by $4.7 million; payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($2.2 million), but were offset by the decrease in prepaid expenses and other items ($0.5 million).

Net cash used in operations totaled $11.7 million in the six months ended June 30, 2008.  The net loss from operations ($11.6 million) included non-cash items of a provision for doubtful accounts ($0.1 million), depreciation and amortization ($2.5 million), and compensation expense based on equity grants rather than cash ($1.4 million).  Thus, the cash used in operations before the effect of timing differences was $7.6 million.  With respect to revenue, the amount collected was more than the amount recorded $1.1 million decrease in accounts receivable) but offset by a decrease in the revenue collected but deferred to the future ($0.7 million decrease in deferred revenue).  With respect to expenses, the amount paid was more than the amount recorded by $4.4 million; payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($5.3 million), but were offset by the decrease in prepaid expenses and other items ($0.9 million).

Investing Activities

Net cash provided by investing activities totaled approximately $10.9 million during the six months ended June 30, 2009.  Cash was provided by: the net proceeds from the sale of the MIVA Media business ($9.8 million) and cash released from restriction ($2.0 million) as collateral for the secured line of credit agreement with Bridge Bank. Offsetting these two sources was cash used to purchase and develop capital assets and $0.5 million of cash restricted under a cash account securing a letter of credit ($0.35 million) and an account to secure the credit limit for credit cards issued to the Company by Bridge Bank ($0.2 million).

Net cash used in investing activities totaled approximately $4.5 million during the six months ended June 30, 2008.   This use of cash was for the purchase of capital assets and the development of internally developed software.

Financing Activities

Net cash used in financing activities totaled approximately $4.5 million during the six months ended June 30, 2009.  This use of cash consisted of a one-time payment to pay off the secured line of credit agreement with Bridge Bank ($4.4 million) and cash used to pay the quarterly payments on the capital lease obligations ($0.2 million).

There were no financing activities in the six months ended June 30, 2008.

Liquidity

We currently anticipate that our working capital of approximately $0.4 million, including unrestricted cash of approximately $8.3 million as of June 30, 2009, along with cash flows from operations, will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.  Our working capital is calculated by subtracting current liabilities from current assets on our balance sheet.  We are in the process of reviewing our current liabilities and expect to settle a portion of our current liabilities related to discontinued operations for less than their carrying value in Q3 2009.  Additionally, our forecast for future liquidity and capital requirements is dependent on a number of factors, including our ability to monetize our products, our ability to distribute our products, our ability to execute on our business plans, and our ability to meet financial forecasts. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions.  As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement.  The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  We also cannot assure you that we will be able to successfully address these factors or that if our expectations are not met that we will have sufficient capital resources to meet our obligations.

In the ordinary course of business, we have provided indemnifications of varying scope and terms to advertisers, advertising agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, including our recently executed MIVA Media Sale, services to be provided by us, or from intellectual property infringement claims made by third parties.  We may have future liabilities for some of these MIVA Media related indemnifications even though we have sold that division In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  We also have agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors,” in our Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2009 and April 7, 2009, respectively, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.

RESTRUCTURING
Restructuring – June 2009
In June 2009, approximately $0.2 million in severance payments were accrued as restructure reserve and are included in gain from discontinued operations during the quarter ended June 30, 2009.

Restructuring – March 2009
Approximately $0.4 million in severance payments were accrued as restructure reserve and are included in loss from discontinued operations during the quarter ended March 31, 2009.  This amount is expected to be paid in full by April 2010.

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

During the three months ended June 30, 2009, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008, filed by us with the SEC on March 31, 2009 and April 7, 2009, respectively.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, or the negative of such terms or other comparable terminology.  This report includes, among others, statements regarding our:

•	revenue;
•	primary operating costs and expenses;
•	capital expenditures;
•	operating lease arrangements;
•	evaluation of possible acquisitions of, or investments in business, products and technologies; and
•	sufficiency of existing cash to meet operating requirements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Historically we have had international revenues in foreign subsidiaries and the corresponding foreign exchange rate fluctuations were recorded within the assets and liabilities of those subsidiaries in their respective local currencies (the functional currencies) and then translated into U.S. dollars in preparing our condensed consolidated financial statements.  This exposure to foreign exchange rate fluctuations arose in part from intercompany accounts in which costs incurred in the United States or the United Kingdom were charged to our subsidiaries   typically denominated in the functional currency of the foreign subsidiary.   Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of our parent company or different subsidiaries result in gains and losses that are reflected in our condensed consolidated statements of operations.  The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ending June 30, 2009, was a net translation adjustment of approximately $0.5 million. This net translation adjustment was recognized within stockholders’ equity through accumulated other comprehensive income.

As a result of the sale of the Media business we do not have material international revenues generated from continuing operations for the three months ended June 30, 2009.  Further, there was no significant portion of the foreign currency translation adjustment related to the assets sold in the MIVA Media Sale.  As a result, effective April 1, 2009, the Company has concluded that the functional currency for all operations is the US dollar.  As a result, foreign currency translation adjustments are now included in income (loss) from continuing operations.  The balance of foreign currency translation adjustments of $12.9 million accumulated through the date of sale, which is reflected in the June 30, 2009 balance sheet as accumulated other comprehensive income, will be reflected in discontinued operations when the retained assets of the foreign subsidiaries are substantially liquidated.

Item 4(T). CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weakness identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of June 30, 2009.

In the first quarter, we identified a material weakness in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 5, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on information we have received to date, we do not believe that the material weakness impacted the quality of the financial information for prior periods.  Accordingly, we currently do not expect that we will be required to restate our financial statements for any prior reported periods.

The sale of the Media Division on March 12, 2009, required that we shut down and relocate certain computer equipment used to store electronic accounting information.  During this move, we discovered that during the quarter ended March 31, 2009, a backup routine had not been verified in accordance with our procedures and that data for a two week period had been lost.  While we were able to reconstruct the data, this reconstruction and material adjustments occurring late in the financial statement close process for the quarter ended March 31, 2009, resulted in having to rely on an extension of time for filing our first quarter 2009 Form 10-Q.  In the quarter ending June 30, 2009, steps were taken by the Company to remediate the deficiency and assure compliance with the company’s internal control policies with the implementation of a new accounting system prior to the year end.

The Company is in the process of converting its accounting system to one that will be more effective and efficient in handling the accounting information needed for the Company’s continuing operations and realigning responsibilities for operation of the system.  Backup verification procedures will be made an integral part of the system.

Except as described above, we have made no change to our internal control over financial reporting in connection with our second quarter 2009 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Shareholder Class Action Lawsuits

Beginning on May 6, 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida.  The complaints allege that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of Vertro.  Plaintiffs purport to bring these claims on behalf of a class of our investors who purchased our stock between September 3, 2003 and May 4, 2005.

Plaintiffs allege generally that, during the putative class period, we made certain misleading statements and omitted material information.  Plaintiffs seek unspecified damages and other relief.

On July 27, 2005, the Court consolidated all of the outstanding lawsuits under the case style In re MIVA, Inc. (now known as Vertro) Securities Litigation, selected lead plaintiff and lead counsel for the consolidated cases, and granted Plaintiffs leave to file a consolidated amended complaint, which was filed on August 16, 2005.  We and the other defendants moved to dismiss the complaint on September 8, 2005.

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

No accruals for potential losses for litigation are recorded for the above referenced items as of June 30, 2009, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with SFAS 5, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

Item 1A.      Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K/A filed with the Securities and Exchange Commission on April 7, 2009, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

Risks relating to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

In December 2006, we entered into an agreement with Google pursuant to which we agreed to utilize Google’s paid listings and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in November 2008 for a two year term beginning on January 1, 2009.  We receive a share of the revenue generated by the paid listing services supplied to us from Google. The amount of revenue we receive from Google depends upon a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries.   For the quarter ended June 30, 2009, Google accounted for approximately 89% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights. Google also competes with our ALOT business.  If (i) we fail to have websites and applications approved by Google; (ii) Google’s performance deteriorates, (iii) we violate Google’s guidelines, or (iv) Google exercises its termination rights, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.  If any of these circumstances were to occur, we may not be able to find another suitable alternate paid listings provider or otherwise replace the lost revenues.

Risks Relating to an Investment in Our Common Stock

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.

As of June 30, 2009, we had stock options outstanding to purchase a total of approximately 1.3 million shares at a weighted average price of $9.29 per share under our stock incentive plans.

Also, as of June 30, 2009, we had 1.8 million restricted stock units outstanding including approximately 0.4 million in restricted stock units that would vest upon the Company’s common stock reaching, and closing, at share prices ranging from $1.00 to $12.00 for ten consecutive trading days.  The remaining approximate 1.4 million restricted stock units will vest in equal increments on January 2nd in years 2010, 2011, 2012 and 2013.  If outstanding stock options are exercised or restricted stock units vest, significant dilution will occur to our stockholders.

Our failure to maintain continued listing compliance criteria in accordance with NASDAQ Marketplace Rules could result in NASDAQ delisting our common stock.

NASDAQ Marketplace Rules require us to have a minimum closing bid price of $1.00 per share for our common stock as well as maintaining certain stockholders equity, marketplace value, or other financial metric criteria.  In the event that we do not maintain compliance with the continued listing compliance criteria we will likely receive notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from the NASDAQ Global Market if we were unable to maintain the requisite minimum criteria during the subsequent probationary period.

Recently our stock price has traded below $1.00 and, if our stock continues to trade below $1.00, we will likely receive notice from NASDAQ that ultimately could lead to the delisting of our stock.  Additionally, we may not be in compliance with other continued listing compliance criteria.  In the event that we were delisted from the NASDAQ Global Market, our common stock would become significantly less liquid, which would likely adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Global Market.

We sublease a significant portion of our office space in Fort Myers, Florida and our financial position would be harmed if our subtenant breaches the terms of our sublease.

In August 2007, we entered into a real estate sublease agreement with an unrelated party to sublease 20,171 square feet (approximately 50% of our space) in our office located in Fort Myers, Florida.  The term of the sublease agreement commenced on August 17, 2007 and ends on November 30, 2012, unless certain conditions (as defined) are met for earlier termination.  The commercial real estate market in Fort Myers, Florida has suffered significant decline in recent years.  If our subtenant breaches our sublease it is unlikely that we could locate a substitute tenant.  Additionally, we may not be able to collect damages from our subtenant if the sublease is breached.  If the sublease is breached it would have a material adverse impact on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March and six months ended June 30, 2009, we purchased shares in connection with vesting of restricted stock units as described in the table below.

				(c) Total Number	(d) Maximum Number
				of Shares (or	(or Approximate Dollar
	(a) Total		(b)	Units) Purchased	Value) Shares (or Units)
	Number of		Average	as Part of Publicly	Purchased as Part of
	Shares		Price Paid	Announced Plans	Publicly Announced
	Purchased		per Share	or Programs	Plans or Programs

Period
Jan. 1, 2009 through Jan 31, 2009	7,252		$0.18	n/a	n/a
Feb. 1, 2009 through Feb. 28, 2009				n/a	n/a
Mar. 1, 2009 through Mar. 31, 2009				n/a	n/a
Total	7,252	(1)	$0.18	-

Period
Apr. 1, 2009 through Apr 30, 2009	7,252		$0.24	n/a	n/a
May. 1, 2009 through May. 31, 2009				n/a	n/a
Jun. 1, 2009 through Jun. 30, 2009				n/a	n/a
Total	7,252	(1)	$0.24	-

(1) Represents shares withheld by the Company upon the vesting of restricted stock units to satisfy withholding taxes.

Item 4.	Submission of Matters to a Vote of Security Holders.
We held our Annual Meeting of Stockholders on June 11, 2009, for the following purposes:

(1)           To elect six Directors, each to serve until the next annual meeting of stockholders or until their respective successors are duly elected and qualified; and

(2)           To approve a stockholder resolution to authorize the Board of Directors, in its sole and absolute discretion without further action of the stockholders, to amend the Company’s Amended and Restated Certificate of Incorporation to implement a reverse stock split of the Company’s common stock, $0.001 par value per share, at a ratio of 1-for-10 at any time prior to December 31, 2009.

The following director nominees received the number of votes set forth opposite their respective names:

Election of Directors	For	Against

Peter A. Corrao	21,506,114	4,630,096
Dr. Adele Goldberg	21,619,914	4,519,296
Lee S. Simonson	21,393,896	4,742,314
Joseph P. Durrett	21,617,091	4,519,119
Gerald W. Hepp	21,232,690	4,903,520
Lawrence Weber	15,748,793	10,387,417

Accordingly, the foregoing nominees have been elected Directors of the Company.

The resolution authorizing the Board to implement a reverse stock split received the following votes:

Reverse Stock Split	For	Against	Abstain

	19,445,711	6,513,742	176,757

Accordingly, the resolution was approved.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertro, Inc.

Date: August 12, 2009	By: /s/ Michael Cutler
Michael Cutler
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit No.	Footnote	Description

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of
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