Form 10-Q
period 2009-09-30
Vertro, Inc.
filed 2009-11-12
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

There were 35,864,896 shares of the Registrant’s Common Stock outstanding on November 2, 2009.

FORM 10-Q

Vertro, Inc.

Table of Contents

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.	3

	Condensed Consolidated Balance Sheets
	September 30, 2009 (Unaudited), and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations
	For the three and nine months September 30, 2009 and 2008	4

	Unaudited Condensed Consolidated Statements of Cash Flows
	For the nine months ended September 30, 2009 and 2008	5

	Notes to Unaudited Interim Condensed Consolidated
	Financial Statements for the three and nine months ended
	September 30, 2009 and 2008	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	26

Item 4.	Controls and Procedures.	27

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 6.	Exhibits.	32

Signatures		32

PART 1.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements

Vertro, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$6,330	$6,699
Accounts receivable, less allowances of $891and $1,242 at September 30, 2009 and December 31, 2008.	2,741	11,204
Deferred tax assets	167	167
Income tax receivable	114	247
Prepaid expenses and other current assets	265	1,584
TOTAL CURRENT ASSETS	9,617	19,901

Property and equipment, net	53	4,975
Restricted cash	550	2,000
Other assets	500	703

TOTAL ASSETS	$10,720	$27,579

LIABILITIES AND (CAPITAL DEFICIT) STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$5,152	$6,609
Accrued expenses	4,129	11,534
Other Current Liabilities	41	783

TOTAL CURRENT LIABILITIES	9,322	18,926

Deferred tax liabilities long-term	167	167
Long-term debt	-	4,595
Other long-term liabilities	1,382	1,305

TOTAL LIABILITIES	10,871	24,993

(CAPITAL DEFICIT) STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	-	-
Common stock, $.001 par value; authorized, 200,000 shares; issued 35,552 and 34,480, respectively; outstanding 33,786 and 32,731, respectively	35	34
Additional paid-in capital	270,457	268,841
Treasury stock; 1,766 and 1,749 shares at cost, respectively	(6,722)	(6,719)
Accumulated other comprehensive income	12,914	12,393
Accumulated Deficit	(276,835)	(271,963)

TOTAL (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY	(151)	2,586

TOTAL LIABILITIES AND (CAPITAL DEFICIT) STOCKHOLDERS' EQUITY	$10,720	$27,579

The accompanying notes are an integral part of these consolidated statements.

Vertro, Inc
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues	$7,389	$10,367	$19,625	$32,741
Cost of services	479	660	1,380	1,926
Gross profit	6,910	9,707	18,245	30,815

Operating expenses
Marketing, sales, and service	6,350	6,882	17,246	22,653
General and administrative	1,595	3,420	6,880	11,725
Product development	596	861	1,927	2,703
Amortization	106	411	146	1,364
Restructuring charges	-	110	(15)	661

Total operating expenses	8,647	11,684	26,184	39,106

Loss from operations	(1,737)	(1,977)	(7,939)	(8,291)
Interest (expense), net	(2)	29	(75)	182
Exchange rate loss	(89)	-	(487)	-

Loss before provision for income taxes	(1,828)	(1,948)	(8,501)	(8,109)

Income tax expense (benefit)	-	(18)	27	67

Loss from continuing operations	(1,828)	(1,930)	(8,528)	(8,176)

Income/(loss) from discontinued operations	1,184	(8,596)	(3,483)	(13,942)

Gain on sale of discontinued operations	-	-	7,139	-

Net loss	$(644)	$(10,526)	$(4,872)	$(22,118)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.05)	$(0.06)	$(0.25)	$(0.25)
Discontinued operations	$0.04	$(0.26)	$0.11	$(0.43)
Earnings (loss) per share - basic and diluted	$(0.01)	$(0.32)	$(0.14)	$(0.68)

Weighted-average number of common shares outstanding
Basic	33,784	32,641	33,564	32,596
Diluted	33,784	32,641	33,564	32,596

The accompanying notes are an integral part of these consolidated statements.

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months
	ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(4,872)	$(22,118)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities
Provision for doubtful accounts	134	84
Depreciation and amortization	473	3,578
Write-off of deferred financing costs	560	-
Equity based compensation	1,616	2,572
Foreign Exchange Loss	487	-
Gain on sale of business	(7,139)	(76)
Changes in operating assets and liabilities
Accounts receivable	4,950	2,132
Prepaid expenses and other current assets	368	967
Income taxes receivable	133	72
Deferred revenue	-	(908)
Other Assets	71
Accounts payable, accrued expenses and other liabilities	(3,759)	(1,770)

Net Cash used in operating activities	(6,978)	(15,467)

Cash Flows from Investing Activities
Release of line of credit restricted collateral	2,000	-
Net increase in restricted cash for letter of credit	(550)	-
Net proceeds from sale of business	9,770	-
Purchase of capital items including internally developed software	(311)	(4,233)

Net Cash provided by (used in) investing activities	10,909	(4,233)

Cash Flows from Financing Activities

Repayment of secured line of credit	(4,351)	-
Payments made on capital leases and notes payable	(186)	(647)

Net Cash used in financing activities	(4,537)	(647)

Effect of foreign currency exchange rates	237	1,610

Decrease in cash and cash equivalents	(369)	(18,737)

Cash and Cash Equivalents, Beginning of Period	6,699	29,905

Cash and Cash Equivalents, End of Period	$6,330	$11,168

NOTE A - NATURE OF BUSINESS
Vertro, Inc., together with its wholly-owned subsidiaries, collectively, the “Company”, “we”, “us” or “Vertro”, is a technology and software company.  Effective June 9, 2009, Vertro, Inc., formerly known as MIVA, Inc., merged a newly formed, wholly owned subsidiary with and into the Company, and changed the Company's legal name to "Vertro, Inc." as a result thereof. The name change does not affect the rights of the stockholders of the Company. There were no other changes to the Company's Certificate of Incorporation.

ALOT (formerly known as MIVA Direct)
We offer a range of products and services through our ALOT division. ALOT offers home page, desktop application, and Internet browser toolbar products under the ALOT brand. Our customizable ALOT Home Page, ALOT Desktop and ALOT Toolbar are designed to make the Internet easy for consumers by providing direct access to affinity content and search results. These products generate approximately 2.4 million Internet searches per day.

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements.  Operating results for the three months and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the entire year.

The unaudited condensed consolidated financial statements include the accounts and operations of Vertro, Inc. and all of our subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

Despite the Company’s negative operating performance in 2009 and 2008, we currently anticipate that our working capital of approximately $0.3 million, including unrestricted cash of approximately $6.3 million as of September 30, 2009, along with cash flows from operations, will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.  Our working capital is calculated by subtracting current liabilities from current assets on our balance sheet.  During the quarter ended September 30, 2009 we settled a portion of our current liabilities related to discontinued operations for less than their carrying value, and we anticipate continuing that process in 2009 and beyond, as the redemption period for these liabilities expires.  Additionally, our forecast for future liquidity and capital requirements is dependent on a number of factors, including our ability to monetize our products, our ability to distribute our products, our ability to execute on our business plans, our ability to continue our relationship with our largest customer, and our ability to meet financial forecasts. We also cannot assure you that we will be able to successfully address these factors or that, if our expectations are not met, we will have sufficient capital resources to meet our obligations.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less.  We did not have any cash equivalents as of September 30, 2009.  References to cash equivalents relate to the Company’s cash equivalents held in 2008 and used for comparative purposes.

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

Comprehensive Loss

Total comprehensive loss is comprised of net loss shown in the condensed consolidated statement of operations and net foreign currency translation adjustments.  Total comprehensive loss for the three and nine months ended September 30, 2009 was $0.6 million and $4.3 million, respectively.  Total comprehensive loss for the three and nine months ended September 30, 2008 was $8.9 million and $20.2 million, respectively.  The difference between total comprehensive loss and net loss is the direct result of foreign currency translation adjustments.

Accumulated Other Comprehensive Income

At September 30, 2009, Accumulated Other Comprehensive Income, which is shown in the equity section of the condensed consolidated balance sheet, is an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million.   The sale of MIVA Media on March 12, 2009 did not include the transfer to the buyer of any significant assets or liabilities of our foreign subsidiaries.  The Company plans to release the $12.9 million of related currency translation adjustments from Accumulated Other Comprehensive Income to discontinued operations in the consolidated statement of operations when the retained foreign entity assets are substantially liquidated.

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

Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. For the three months and nine months ended September 30, 2009, the Company incurred approximately $6.0 million and $16.1 million in advertising expense. For the same periods in 2008, the company incurred approximately $6.5 million and $21.3 million respectively.  The majority of these costs were incurred to promote the Company’s ALOT consumer software products.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and accounts receivable. As of March 31, 2009, substantially all of our cash was managed by a number of financial institutions. As of September 30, 2009 our cash and cash equivalents with certain of these financial institutions exceed FDIC insured limits. Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States. At September 30, 2009, one customer (Google) accounted for approximately 84% of the accounts receivable balance.  For the three and nine months ending September 30, Google represented approximately 89% and 90% of consolidated revenues in 2009, and 95% and 93% for the same periods 2008.

New Accounting Pronouncements

On July 1, 2009, the FASB Accounting Standards Codification was issued.  Upon release of the Codification all previously existing non-governmental GAAP standards were superseded.  The Codification was established as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, along with the rules and interpretive releases of the SEC, as authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  Subsequently, the FASB will issue Accounting Standards Updates (“ASU”) to the Codification and will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  The Codification is effective for us in the third quarter of 2009 and does not have a material impact on our consolidated financial statements.

In December 2007, a revision of accounting rules for “Business Combinations” was issued. (The substance of the revised accounting rules can be found in the Business Combinations Topic of the FASB Accounting Standards Codification.) The revised rules establish the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. These rules are to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any release of valuation allowances related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released.  Additionally, under the revised accounting rules transaction related expenses, which were previously capitalized as "deal cost," will be expensed as incurred.  We had no capitalized deal costs or acquisitions pending at December 31, 2008. Therefore, we did not have any transition adjustments resulting from our adoption of the revised rules on January 1, 2009.

In April 2009, related Business Combination accounting rules were adopted that deal with accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  These related rules amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  These rules are effective for fiscal years beginning on or after December 15, 2008.  The adoption of these rules by us on January 1, 2009, did not have a material effect on our financial position or results of operations.

In December 2007, new accounting rules were issued regarding non-controlling interests in consolidated financial statements. These rules establish accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The new rules are effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited.  Our adoption of these rules on January 1, 2009, did not have a material effect on our financial position or results of operations.

In September 2006, new accounting rules for “Fair Value Measurements” were issued.  These rules define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expand disclosures about fair value measurements. These rules were effective for fiscal years beginning after November 15, 2007, with earlier application encouraged.  However, in February 2008, the effective date of these rules were deferred by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, we adopted these new rules, except as they apply to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which we adopted on January 1, 2009.  The adoption of these rules did not have a material effect on our financial position or results of operations. The book values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of these instruments.

In June 2009, accounting rules were issued related to “Subsequent Events”. These rules incorporate the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. They also require entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. These rules are effective for all interim and annual periods ending after June 15, 2009. We adopted these rules upon issuance, which had no material impact on our consolidated financial statements. We have evaluated subsequent events for recognition or disclosure through November 11, 2009, which was the date we filed this Form 10-Q with the SEC.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”), which clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available. ASU 2009-05 is effective for the first reporting period beginning after the issuance of this standard. The Company is currently evaluating the impact that the adoption of ASU 2009-05 will have on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2009-13 will have on its consolidated financial statements.

NOTE C – SALE OF MIVA MEDIA DIVISION AND DISCONTINUED OPERATIONS

Sale of MIVA MEDIA Division

On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. (“Adknowledge”) and certain of its subsidiaries pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media Division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of certain balance sheet liabilities, and post-closing adjustments estimated at the time at approximately $0.7. We retained certain assets and liabilities, including assets and liabilities of the MIVA Media division in France.  The sale resulted in a gain of approximately $6.9 million during the quarter ended March 31, 2009 (the “MIVA Media Sale”).  We incurred approximately $1.2 million of legal and financial advisory fees in connection with the MIVA Media Sale, which are included in the net gain on sale.

In addition, in connection with the MIVA Media Sale, the Company agreed to provide to and receive from Adknowledge certain transition services. At June 23, 2009 and as contemplated in the MIVA Media Sale Purchase Agreement, the Company finalized an agreement for the Net Working Capital purchase price adjustment of $0.7 million.  At September 30, 2009 approximately $0.1 million is due from Adknowledge as a result of transition services provided.  Additionally, as contemplated in the Purchase Agreement, during the quarter ended June 30, 2009, the Company executed an agreement with the lessor that assigned the Company’s previous obligation for a software lease from the Company to Adknowledge.  The remaining lease liability of $0.3 million was released and is included in gain on sale of discontinued operations for the nine months ending September 30, 2009.

The Company and Adknowledge made customary representations, warranties and covenants in the Asset Purchase Agreement and each party has certain indemnification obligations under the Asset Purchase Agreement.  Further, the Asset Purchase Agreement prohibits the Company from competing in the business of owning and operating a pay-per-click network connecting advertisers and third party publishers for five years, and prohibits the Company from diverting or soliciting past, existing or prospective clients, customers, or sources of financing of Adknowledge or from employing or soliciting for employment Adknowledge’s employees (including the Company’s employees that transferred to Adknowledge pursuant to the terms of the Asset Purchase Agreement) for two years.  In addition, the Asset Purchase Agreement prohibits for two years Adknowledge from employing or soliciting for employment the Company’s employees who did not transfer to Adknowledge pursuant to the terms of the Asset Purchase Agreement.

As a result of the MIVA Media Sale, and our decision during the quarter ended March 31, 2009, to cease operations of the MIVA Media division in France, the operations of the MIVA Media division, including those in France, are presented as discontinued operations and, accordingly, these operating results are segregated and reported as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. No income tax expense has been allocated to discontinued operations for any period presented.  In the three months ended September 30, 2009, the Company had income from discontinued operations of $1.2 million due to the collection of receivables that had been previously reserved and the release of advertiser prepayment liabilities, partially offset by general and administrative expenses related to the unwinding of discontinued operations.

NOTE D–AMENDMENT OF PEROT MASTER SERVICES AGREEMENT

On May 11, 2007, the Company entered into a Master Services Agreement with Perot Systems, pursuant to which the Company outsourced certain of its information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.

The Master Services Agreement had a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms.  Aggregate fees payable by the Company to Perot Systems under the Master Services Agreement were expected to be approximately $41.8 million, but as a result of the August 2008 amendment to the Master Services Agreement described below, the total was reduced to approximately $37.9 million.  As of June 30, 2009, the Company incurred approximately $13.3 million of operating expenses for services received under the agreement since the agreement’s inception. Such expenses incurred during the six month periods ended June 30, 2009 and 2008, are presented as discontinued operations as a result of the MIVA Media Sale.  There was no activity related to the Perot Master Services Agreement in the 3 month period ending September 30, 2009.

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot Systems, pursuant to which the Company was to pay Perot Systems to develop a new global advertiser and distribution partner application called the "Transformation Project". The Transformation Project involved the development and implementation of a single enhanced consolidated global system to replace MIVA Media's existing Internet advertising management and distribution partner management systems.  As of March 12, 2009, the date of the MIVA Media Sale, in connection with the Transformation Project, we had incurred approximately $3.2 million of costs, including $2.6 million of cost with Perot Systems, and $0.6 million of internal development costs, all of which had been capitalized and was to be amortized over the five year estimated useful life of the software once it was placed in service.  This Transformation Project was sold in March 2009 as part of the MIVA Media Sale.

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

On February 1, 2009, the Company entered into an amendment to the Master Services Agreement.  Under the terms of the amendment, the Master Services Agreement expired on April 30, 2009, and certain other provisions of the Master Services Agreement have either been modified or terminated. In connection with the Amendment, the Company has issued a letter of credit to Perot Systems for approximately $1.0 million for a portion of the remaining application development costs related to the Company's new technology platform, which was included in the assets sold as part of the MIVA Media Sale. As of September 30, 2009, Perot Systems has drawn approximately $0.7 million on this letter of credit.  The final draw occurred in October 2009.  As part of the Asset Purchase Agreement, Adknowledge is to reimburse the Company for any amounts drawn on the Letter of Credit.

NOTE E – AMENDMENT OF BANK LOAN AGREEMENT

On March 12, 2009, we entered into a Consent and Amendment to Loan and Security Agreement (the “Amendment”) with Bridge Bank, which amends certain terms and conditions of the Loan Agreement.  Pursuant to the Amendment, ALOT (formerly dba MIVA Direct) became a borrower under the Loan Agreement and granted a general security interest in its assets to Bridge Bank.  The Amendment further provided Bridge Bank’s consent to the MIVA Media Sale, provided that the Company was required to repay immediately, out of the proceeds of the MIVA Media Sale, all outstanding advances plus any accrued interest under the Loan Agreement in the amount of approximately $4.4 million.  In addition, no further advances under the Loan Agreement will be made until the parties have agreed upon new terms and conditions for borrowing. As a result, during the three months ended June 30, 2009, we recognized approximately $0.6 million of unamortized loan costs related to the Loan Agreement as additional financing costs in general and administrative expense. The Amendment also provides that the letter of credit for the benefit of Perot Systems in the remaining amount of $0.35 million issued by Bridge Bank be secured by a cash deposit.  Perot Systems had drawn $0.7 million as of September 30, 2009.  The cash deposit for the remaining $0.35 million that was drawn in October, 2009 is included in restricted cash in the accompanying condensed consolidated balance sheet.

NOTE F – DEPARTURE OF COMPANY EXECUTIVES

There were no significant departures of Company executives in the 3 months ending September 30, 2009.

NOTE G – RESTRUCTURING
Restructuring – June 2009
In June 2009, approximately $0.2 million in severance payments were accrued as restructure reserve and are included in gain from discontinued operations during the quarter ended June 30, 2009.  These payments will be completed by year end 2010.

Restructuring – March 2009

In March 2009, approximately $0.4 million in severance payments were accrued as restructure reserve and are included in loss from discontinued operations during the quarter ended March 31, 2009.  This amount is expected to be paid by April 2010.

Restructuring – August 2008 United Kingdom, Germany, France, and Spain Operations

On August 21, 2008, the Company initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office.  The restructuring plan, which evolved to include a workforce reduction of approximately 40 employees and cash payments totaling approximately $2.1 which was completed by  September 30, 2009.  The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts.

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

Summary

The following reserve for restructuring is included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2009 (in millions):

	Employee	Other
	Severance	Charges	Total

Balance - December 31, 2008	$1.1	$0.5	$1.6

Restructuring charge - 1st Qtr.	$0.4	$-	$0.4
Cash payments - 1st Qtr.	$(0.5)	(0.1)	(0.6)

Balance - March 31, 2009	$1.0	$0.4	$1.4

Restructuring charge - 2nd Qtr.	$0.2	$-	$0.2
Cash payments - 2nd Qtr.	$(0.4)	(0.4)	(0.8)

Balance - June 30, 2009	$0.9	$-	$0.9

Restructuring charge - 3rd Qtr.	$-	$-	$-
Cash payments - 3rd Qtr.	$-	-	-

Balance - September 30, 2009	$0.9	$-	$0.9

All actions under the February 19, 2008, restructuring plan were completed by March 31, 2008.  All actions under the June 17, 2008, restructuring plan were completed by February 2009.  All actions under the August 21, 2008, restructuring plan were completed by September 2009. All actions under the March 12, 2009, restructuring plan are expected to be complete by April 2010. All actions under the June 2009 restructuring plan are expected to be completed by December 2010.

NOTE H – IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with indefinite lives are tested for impairment annually and also when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Impairment charges are required to be recorded when the carrying amount exceeds fair value.  In performing this assessment, we compare the carrying value of our reporting units to their fair value.  Quoted market prices in active stock markets are often the best evidence of fair value; therefore, a significant decrease in our stock price could indicate that an impairment of goodwill exists. We have experienced significant impairment losses in previous years and as of September 30, 2009, we have no remaining goodwill or other indefinite life intangible assets.

During the fourth quarter of 2008, in connection with our annual impairment testing, we performed a step 1 impairment test of our two reporting units, Searchfeed and ALOT, with remaining recorded indefinite lived intangible assets and goodwill for potential impairment.  The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows.  As a result of this analysis, we determined that the estimated fair value of the reporting units were less than their carrying values and could result in potential impairment.  We then performed an assessment of the long-lived assets of our Searchfeed and ALOT divisions and determined these assets were impaired.  Accordingly, in the fourth quarter of 2008, we recorded approximately $2.9 million in non-cash impairment charges to reduce the carrying value of the remaining long-lived tangible and intangible assets to their estimated fair values.  We then performed a step 2 impairment test to determine if the remaining carrying values of recorded goodwill and other indefinite lived intangible assets in these divisions was impaired. The step 2 impairment test resulted in a non-cash impairment charge of $14.7 million and $1.1 million, respectively, to reduce the carrying value of goodwill and other indefinite lived intangible assets to their implied fair value.  As a result of these impairment charges, the carrying value of all of the Company’s goodwill and other indefinite lived intangible assets was reduced to zero as of December 31, 2008.

We will continue to assess the potential of impairment for other long-lived assets in future periods. Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges

NOTE I – ACCOUNTING FOR SHARE-BASED COMPENSATION
For the three months ended September 30, 2009 and 2008, our share-based employee compensation expense consisted of stock option expense of $0.05 million and $0.2 million, respectively, and restricted stock unit (“RSU”) expense of $0.3 million and $1.0 million, respectively.  For the nine months ended September 30, 2009 and 2008, our share-based employee compensation expense consisted of stock option expense of $0.2 million and $0.5 million, respectively, and RSU expense of $1.4 million and $2.1 million, respectively.  The stock option expense and the RSU expense totals for the nine months ended September 30, 2009 include approximately $0.7 million in accelerated stock-based compensation expense resulting from the vesting of certain stock options and RSUs related to two former officer’s resignations in March 2009.  Stock option activity under the plans during the nine months ended September 30, 2009, is summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price

Options outstanding at December 31, 2008	1,576	$8.94

Granted	-	-
Exercised	-	-
Forfeited	(54)	5.23
Expired	-	-

Options outstanding at March 31, 2009	1,522	$9.07

Granted	-	-
Exercised	-	-
Forfeited	(264)	$8.05
Expired	-	-

Options outstanding at June 30, 2009	1,258	$9.29

Granted	-	-
Exercised	-	-
Forfeited	(78)	$4.05
Expired	-	-

Options outstanding at September 30, 2009	1,180	$9.63

The following table summarizes information as of September 30, 2009, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.00 - $3.00	15	1.3	$1.64	15	$1.64
$3.01 - $6.00	818	5.7	4.93	764	4.93
$6.01 - $14.00	33	5.0	10.76	33	10.76
$14.01 - $23.14	314	4.7	22.19	314	22.19
	1,180	5.3	$9.63	1,126	$9.87

As of September 30, 2009, unrecognized compensation expense related to stock options totaled approximately $0.05 million, which will be recognized over a weighted average period of .25 years.  The fair value of the stock options is estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the three month or nine month periods ended September 30, 2009 and 2008.

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

New stock options granted and new restricted stock units granted with related expenses for the three and nine months ended September 30, 2009 and 2008, are summarized below (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Stock options granted - new	-	-	-	-
Stock option expense - new	$-	$-	$-	$-
Restricted stock units - new	123	40	1,462	1,963
Restricted stock unit expense - new	$24	$248	$105	$447

For the three and nine months ended September 30, 2009 and 2008, the following assumptions were used to estimate the fair value and compensation expense of our performance based restricted stock units with market based conditions:

	For the Three and Nine Months
	Ended September 30,
	2009	2008
Volatility	111.8%	70.5%
Expected life	7.6 yrs	10 yrs
Risk-free rate	2.49%	4.0%

The restricted stock unit (“RSU”) activity for the three and nine months ended September 30, 2009, is summarized below (in thousands):

			Performance based RSUs
	Total	Service Based	with Market based conditions
	RSUs	RSUs	$1.00	$4.00	$8.00	$10.00	$12.00
Balance, December 31, 2008	2,256	1,800	-	253	68	68	68

Granted	1,339	1,096	242	-	-	-	-
Vested	(583)	(583)		-	-	-	-
Forfeited	(638)	(465)	(55)	(68)	(17)	(17)	(17)
Expired	-	-	-	-	-	-	-
Balance, March 31, 2009	2,374	1,849	187	185	51	51	51

Granted	-	-	-	-	-	-	-
Vested	(469)	(469)	-	-	-	-	-
Forfeited	(153)	(12)	(45)	(49)	(16)	(16)	(16)
Expired	-	-	-	-	-	-	-
Balance, June 30, 2009	1,752	1,369	142	136	35	35	35

Granted	123	113	10	-	-	-	-
Vested	(40)	(40)	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-
Expired	-	-	-	-	-	-	-
Balance, September 30, 2009	1,835	1,442	152	136	35	35	35

NOTE J – INTANGIBLE ASSETS

As a result of our fourth quarter 2008 impairment of goodwill and other indefinite lived intangible assets to their implied fair value, all of the Company’s goodwill and other indefinite lived intangible assets were reduced to zero as of December 31, 2008.

NOTE K – EQUITY AND PER SHARE DATA

We incurred a net loss from continuing operations for the three months ended September 30, 2009.  As a result, potentially dilutive shares are not included in the calculation of Earnings per Share because to do so would have an anti-dilutive effect on the loss per share.  Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of Earnings per Share because option prices were greater than average market prices for the periods presented.  The number of stock options that would have been excluded from the calculations was 1.2 million shares with a range of exercise prices between $1.00 and $23.14 as of September 30, 2009.

The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted-average number of common shares
outstanding basic and diluted	33,784	32,641	33,564	32,596

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

On December 28, 2005, the Court granted Defendants’ motion to dismiss.  The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006.  On February 9, 2006, Defendants filed a renewed motion to dismiss.  On March 15, 2007, the Court granted in large part Defendants' motion to dismiss.  On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss.  On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent.  The Court requested additional briefing on the scienter issue, and on February 15, 2008, entered an Order dismissing one of the individual defendants from the lawsuit and limiting the claims that could be brought against another individual defendant.  In addition, Plaintiffs previously had moved the Court to certify a putative class of investors, and Defendants had filed briefs in opposition thereto.  On March 12, 2008, the Court entered an Order certifying a class of those investors who purchased the Company's common stock from February 23, 2005, to May 4, 2005.  The Court also dismissed two of the proposed class representatives for lack of standing.  Plaintiffs have served discovery requests on Defendants, and the discovery phase of the lawsuit has been ongoing.

Defendants filed a motion for summary judgment on March 2, 2009, and, on April 10, 2009, the Court entered an order staying discovery pending the resolution of that motion.  On August 25, 2009, the magistrate judge issued a report recommending that Defendants’ motion for summary judgment be granted.  Plaintiffs filed their objections to the magistrate judge’s report on September 18, 2009, and, on October 5, 2009, Defendants filed their response to these objections.  The issue of whether to adopt the magistrate judge’s report and recommendation is presently before the District Court.

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

No accruals for potential losses for litigation are recorded for the above referenced items as of September 30, 2009, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

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

Guaranteed Royalty Payments

As a part of our Media Division operations, we have minimum contractual payments on a royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010.  Our rights and minimum payment obligations under this agreement were not assigned to or assumed by Adknowledge as part of the MIVA Media Sale. Therefore, since we are no longer operating the MIVA Media business, these remaining minimum payments of approximately $0.8 million due by us under the agreement were accrued as of June 30, 2009 and included as a loss from discontinued operations in that period.

Contingent Advertising Credit Liability

In connection with the settlement of the lawsuit with customers of the Media Division prior to the sale of the Division to Adknowledge, we agreed to grant future advertising credits to the plantiffs.  Subject to the terms of the advertising credits, Adknowledge will redeem the advertising credits on an ongoing basis, and, subject to a threshold, we have agreed to reimburse Adknowledge for expenses associated with the excess.

Summary

The amounts of the above commitments as of September 30, 2009, are as follows (in thousands):

	2009	2010	2011	2012	2013	beyond	Total
Operating Leases	432	1,542	1,464	1,411	517	1,130	6,496
Sublease Income	(250)	(800)	(721)	(669)	-	-	(2,440)
Guaranteed Royalty Payments	200	600	-	-	-	-	800

NOTE N – SEGMENT INFORMATION

Historically, our two operating divisions have been MIVA Media and MIVA Direct (now dba ALOT), which aggregated into one reportable segment, performance marketing.  Further, as described in Note C – Sale of MIVA Media and Discontinued Operations, we divested our Media business resulting in ALOT becoming our only operating division. Revenues and long-lived assets of ALOT are all within the United States.  Therefore, no separate segment disclosures are presented as of and for the three and nine month periods ended September 30, 2009 and 2008.

NOTE O – INCOME TAXES

Income Tax Expense

The income tax expense for the three months ended September 30, 2009 and 2008, $0.00 million and ($0.02) million, respectively, and for the nine months ended September 30, 2009 and 2008, of $0.03 million and $0.07 million, respectively, are primarily due to interest expense which is reported as a discrete item, and state income tax.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

NOTE P – TREASURY STOCK

During the three months ended September 30, 2009, the Company’s shares held in treasury increased by a total of 9,912 shares or approximately $3 thousand.  This increase in treasury shares resulted from shares withheld to pay the withholding taxes upon the vesting of restricted stock units during the period.

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

We offer a range of products and services through our ALOT division.  ALOT offers toolbar homepage and desktop applications, which are marketed under the ALOT brand. Our customizable ALOT Homepage, Desktop and Toolbar products are designed to ‘Make the Internet Easy’ for consumers by providing direct access to affinity content and search results. These products generate approximately 2.4 million Internet searches per day.

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

RESULTS OF CONTINUING OPERATIONS

Revenue

During the three months ended September 30, 2009, we recorded revenue from continuing operations of $7.4 million, a decrease of approximately 29% from the $10.4 million recorded in the same period in 2008, and approximately a 23% increase from the $6.0 million recorded in the  three months ended June 30, 2009.  For the nine months ended September 30, 2009, we recorded revenue of $19.6 million compared with $32.7 million for the nine months ended September 30, 2008, a decline of 40%.  The increase in our revenue from the three months ending June 30, 2009 to the three months ending September 30, 2009 was primarily due to increased number of live users, increased clicks on sponsored listings, a marginal increase in revenue per click, and higher non-search revenue.

The decrease in our revenue for the three and nine months ending September 30, 2009 compared to the the same periods in 2008 is due to a combination of a decline in our active installed product base and a decrease in revenue rates generated per live user year over year.

We believe our decline in revenue rates per live user was primarily due to the following reasons: (i) reductions beginning in Q1 2009 in revenue sharing rates and available services from certain advertising partners; (ii) reductions in the number of revenue generating events on our installed product base; (iii) reductions in search volume in Q1 and Q2 triggering lower revenue sharing rates in a tiered rate structure; and (iv) general adverse economic conditions broadly affecting the value of search advertising.  We believe the foregoing factors will have a dampening effect on the level of ALOT’s revenue in 2009.

We believe the year over year decline in live users of our products is due primarily to reductions in advertising spend.  Advertising spend for the first nine months of 2009 was $16.1 million, approximately 24% less than the $21.3 million spent on advertising in the nine months of 2008.  This reduction in advertising spend resulted in the total number of live users of our toolbar products to decrease from 5.6 million on September 30, 2008 to 5.3 million on September 30, 2009.

Our advertising spend is focused exclusively on promoting our ALOT toolbar brand.  The ALOT brand was launched in 2007 to replace our legacy toolbar brand and we have experienced steady growth in ALOT users since the launch.  ALOT toolbar live users have increased from 3.3 million on September, 30, 2008 to 4.8 million on September 30, 2009.  This growth in ALOT toolbar users was offset by a decline in the number of users of our legacy toolbar brand as a result of us lowering and then completely eliminating the amount of advertising we were using to promote this legacy brand.  Users of our legacy toolbar brand decreased from 2.3 million on September 30, 2008, to 0.5 million on September 30, 2009.

The third quarter of 2009 was the second consecutive quarter in which growth in ALOT toolbar users was greater than the attrition of our legacy toolbar users.  This resulted in our total number of live toolbar users to increase from 4.7 million at June 30, 2009 to 5.3 million users at September 30, 2009.

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

For the three and nine months ended September 30, 2009, one customer of our ALOT division, Google, accounted for approximately 89% and 90% of our consolidated revenue, respectively.  In the three and nine months ended September 30, 2008 Google accounted for 95% and 93% of our total consolidated revenue, respectively.

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

Cost of services decreased to $0.5 million and $1.3 million for the three months and nine months ended September 30, 2009, compared with $0.7 million and $1.9 million in the same periods in the previous year.  The decrease was primarily related to a reduction in the depreciation charge between the two periods relating to the impairment charge in the quarter ended December 31, 2008.  Cost of services for the three month periods ended September 30, 2009 compared to the same period in 2008, remained the same as a percentage of revenue at 6% and decreased to 6% from 7% for the nine months ended September 30, 2009 compared to the same period in 2008.  The marginal changes in the cost of services as a percentage of revenue was primarily attributed to a reduction in depreciation expense due to the impairment charge in the quarter ended December 31, 2008 mostly offset by a decrease in revenue.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 and 2008, were as follows (in millions):

	For the Three Months Ended		QTD-2009
	September 30,		vs.
	2009	2008	QTD-2008
Marketing, sales, and service	6.4	6.9	(0.5)
General and administrative	1.6	3.4	(1.8)
Product development	0.6	0.9	(0.3)
Subtotal	8.6	11.2	(2.6)

Amortization	0.1	0.4	(0.3)
Restructuring Charges	-	0.1	(0.1)
Total	$8.7	$11.7	$(3.0)

Operating expenses, as a percent of revenue, for the three months ended September 30, 2009 and 2008, were as follows:

	For the Three Months Ended		QTD-2009
	September 30,		vs.
	2009	2008	QTD-2008
Marketing, sales, and service	86.6%	66.6%	20.0%
General and administrative	21.7%	32.8%	-11.1%
Product development	8.1%	8.7%	-0.6%
Subtotal	116.4%	108.1%	8.3%

Amortization	1.4%	3.9%	-2.5%
Restructuring Charges	0.0%	1.0%	-1.0%
Total	117.8%	113.0%	4.8%

Operating expenses for the nine months ended September 30, 2009 and 2008, were as follows (in millions):

	For the Nine Months Ended		YTD-2009
	September 30,		vs.
	2009	2008	YTD-2008
Marketing, sales, and service	$17.2	$22.7	(5.5)
General and administrative	6.9	11.7	(4.8)
Product development	1.9	2.7	(0.8)
Subtotal	26.0	37.1	(11.1)

Amortization	0.1	1.4	(1.3)
Restructuring Charges	-	0.7	(0.7)
Total	$26.1	$39.2	$(13.1)

Operating expenses, as a percent of revenue, for the nine months ended September 30, 2009 and 2008, were as follows:

	For the Nine Months Ended		YTD-2009
	September 30,		vs.
	2009	2008	YTD-2008
Marketing, sales, and service	87.6%	69.3%	18.3%
General and administrative	35.2%	35.7%	-0.5%
Product development	9.7%	8.2%	1.5%
Subtotal	132.5%	113.2%	19.3%

Amortization	0.5%	4.3%	-3.8%
Restructuring Charges	0.0%	2.1%	-2.1%
Total	133.0%	119.6%	13.4%

Marketing, Sales, and Service

Marketing, sales, and service expense consists primarily of advertising spend for toolbar acquisitions and also includes payroll expense and benefits related to individuals within this category.

Marketing, sales, and service expense decreased approximately $0.5 million for the three months ended September 30, 2009, to $6.4 million compared to $6.9 million for the same period in 2008.  Advertising spend used primarily to attract users of our Alot.com brand decreased approximately $0.5 million to $6.0 million in the three months ended September 30, 2009 compared to $6.5 million for the same period in the prior year.

Marketing, sales, and service expense decreased approximately $5.5 million for the nine months ended September 30, 2009, to $17.2 million compared to $22.7 million for the same period in 2008.  Advertising spend used primarily to attract users of our Alot.com brand decreased approximately $5.2 million to $16.1 million in the nine months ended September 30, 2009 compared to $21.3 million for the same period in the prior year.  Additionally, salaries and benefits expense decreased $0.2 million.  The decrease in advertising spend which had a suppressing effect on subsequent revenue, was implemented primarily to conserve cash during the first quarter of 2009.

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

General and administrative expenses decreased by $1.8 million in the three months ended September 30, 2009, to $1.6 million compared to $3.4 million for the same period in the previous year.  Decreases contributing to this variance include: rent and office related expense ($0.1 million); consulting services ($0.8 million); finance expenses ($0.1 million); and salaries, benefits, and other employee expenses, including share-based compensation ($0.9 million).

General and administrative expenses decreased by $4.8 million in the nine months ended September 30, 2009, to $6.9 million compared to $11.7 million for the same period in the previous year.  Decreases contributing to this variance include: rent and office related expense ($0.2 million); consulting services ($2.1 million); finance expenses ($0.7 million); and salaries, benefits, and other employee expenses, including share-based compensation ($1.8 million).  Included in salaries expense ($0.6 million) and share based compensation expense ($1.2 million) were amounts related to severance expenses of former executives upon termination.

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services; and depreciation for related equipment used in product development.

Product development expenses decreased by $0.3 million in the three months ended September 30, 2009, to $0.6 million compared to $0.9 million for the same period in the previous year.

Product development expenses decreased by $0.8 million in the nine months ended September 30, 2009, to $1.9 million compared to $2.7 million for the same period in the previous year.

Amortization

Amortization expense is primarily related to the amortization of capitalized software costs.  Amortization expense recorded for the three months and nine months ended September 30, 2009 respectively, was $0.10 million and $0.15 million compared to $0.4 million and $1.4 million in the same period in the prior year.  These decreases were attributed to an overall reduction in our intangible asset base eligible for amortization, primarily as a result of the recorded impairment losses in prior periods.

Interest Income (expense), net

We had interest expense of approximately $0.002 million and $0.08 million, respectively, for the three months and nine months ended September 30, 2009 compared to net interest income of approximately $0.03 million and $0.2 million, respectively, in the same periods in the prior year. The current year net expense relates to interest incurred related to our capital lease obligations and interest expense incurred through our secured line of credit arrangement with Bridge Bank.  In the prior year we earned net interest income through our cash and cash equivalent balances and as of September 30, 2008, had not yet entered our capital lease obligations or secured line of credit with Bridge Bank.

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

Income (loss) from discontinued operations was income of $1.2 million and a loss of $8.6 million, respectively for the three months ended September 30, 2009 and 2008, and losses of $3.5 million and $13.9 million, respectively for the nine months ended September 30, 2009, and 2008.  Approximately $1.4 million of the income relates to $0.8 million of EU receivables previously reserved and subsequently collected and $0.6 million in the settlement of prepaid advertiser liabilities for less than their carrying value recognized in the three months ended September 30, 2009, which was partially offset by $0.2 million of other expenses.  The loss from discontinued operations for the nine months ended September 30, 2009, includes approximately $0.7 million of stock compensation and severance expense resulting from the termination of our Senior Vice President of MIVA Media, and approximately $1.0 million of minimum royalty payment expense accrued as result of the MIVA Media Sale.

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

Income Taxes

The income tax expense for the three months ended September 30, 2009 and 2008, of $0.00 million and ($0.02) million, respectively, and nine months ended September 30, 2009 and 2008 of $0.03 million and $0.07 million were peimarily due to interest expense, which is reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

Net Loss from Continuing Operations

As a result of the factors described above, we generated a net loss from continuing operations of $1.8 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, which represents: a loss per weighted average outstanding share of $0.05 and $0.06 respectively.   For the nine months ended September 30, 2009 and 2008 we generated a net loss from continuing operations of $8.5 million and $8.2 million, which represents: a loss per weighted average outstanding share of $0.25 and $0.25 respectively.

Weighted average common shares used in the earnings per share computation increased 0.9 million shares from 32.7 million shares outstanding as of December 31, 2008 to approximately 33.6 million shares for the nine months ended September 30, 2009.  This increase was attributable to shares issued upon the vesting of restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2009, the Company had a total unrestricted cash of $6.3 million.  This represents a $0.4 million or 6% decrease from the total cash of $6.7 million at December 31, 2008.  The decrease in cash was primarily due to the sale of the Media business on March 12, 2009, offset by: payouts related to the June and August 2008 restructuring initiatives; expenses associated with Perot, our outsourcing partner; repayment to Bridge Bank  of our outstanding line of credit and operating expenses in excess of revenue in the nine months ending September 30, 2009.

Operating Activities
Net cash used in operations totaled $7.0 million in the nine months ended September 30, 2009.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected and between expenses recorded and expenses paid.  The net loss from operations ($4.9 million) included non-cash items of a provision for doubtful accounts ($0.1 million), depreciation and amortization ($0.5 million), write-off the deferred finance costs ($0.6 million), compensation expense based on equity grants rather than cash ($1.6 million) and gain on sale of business ($7.1 million).  Thus, the cash used in operations before the effect of timing differences was ($8.7 million).  With respect to revenue, the accounts receivable decreased ($5.0 million).  With respect to expenses, the amount paid was more than the amount recorded by $3.2 million; payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($3.8 million), but were offset by the decrease in prepaid expenses and other items ($0.4 million).

Net cash used in operations totaled $15.5 million in the nine months ended September 30, 2008.  The net loss from operations ($22.1 million) included non-cash items for a decrease in the provision for doubtful accounts ($0.08 million), depreciation and amortization ($3.6 million), and compensation expense based on equity grants rather than cash ($2.6 million).  Thus, the cash used in operations before the effect of timing differences was $16.0 million.  With respect to revenue, the amount collected was more than the amount recorded ($2.1 million decrease in accounts receivable) but offset by a decrease in the revenue collected but deferred to the future ($0.9 million decrease in deferred revenue).  With respect to expenses, the amount paid was more than the amount recorded by $0.8 million; payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($1.8     million), but were offset by the decrease in prepaid expenses and other items ($1.0 million).

Investing Activities
Net cash provided by investing activities totaled approximately $10.9 million during the nine months ended September 30, 2009.  Cash was provided by: the net proceeds from the sale of the MIVA Media business ($9.8 million) and cash released from restriction ($2.0 million) as collateral for the secured line of credit agreement with Bridge Bank. Offsetting these two sources was cash used to purchase and develop capital assets and $0.55 million of cash restricted under a cash account securing a letter of credit ($0.35 million) and an account to secure the credit limit for credit cards issued to the Company by Bridge Bank ($0.2 million).

Net cash used in investing activities totaled approximately $4.2 million during the nine months ended September 30, 2008.   This use of cash was for the purchase of capital assets and the development of internally developed software.

Financing Activities

Net cash used in financing activities totaled approximately $4.5 million during the nine months ended September 30, 2009.  This use of cash consisted of a one-time payment to pay off the secured line of credit agreement with Bridge Bank ($4.35 million) and cash used to pay the quarterly payments on the capital lease obligations ($0.18 million).

There was $0.6 million of cash used in in financing activities in the nine months ended September 30, 2008.

Liquidity

We currently anticipate that our working capital of approximately $0.3 million, including unrestricted cash of approximately $6.3 million as of September 30, 2009, along with cash flows from operations, will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.  Our working capital is calculated by subtracting current liabilities from current assets on our balance sheet.  We settled approximately $0.6 million of our current liabilities related to discontinued operations for less than their carrying value in Q3 2009.  We expect to settle additional amounts as additional prepaid revenues expire in Q4 2009 and beyond.  Our forecast for future liquidity and capital requirements is dependent on a number of factors, including our ability to monetize our products, our ability to retain our most significant customer, our ability to distribute our products, our ability to execute on our business plans, and our ability to meet financial forecasts. In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions.  As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a new revolving loan agreement.  The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  We also cannot assure you that we will be able to successfully address these factors or that, if our expectations are not met, we will have sufficient capital resources to meet our obligations.

In the ordinary course of business, we have provided indemnifications of varying scope and terms to advertisers, advertising agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, including our recently executed MIVA Media Sale, services to be provided by us, or from intellectual property infringement claims made by third parties.  We may have future liabilities for some of these MIVA Media related indemnifications even though we have sold that division. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  We also have agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors,” in our Form 10-K,  Form 10-K/A, and Form 10-Qs filed with the Securities and Exchange Commission on March 31, 2009 ,April 7, 2009, May 20, 2009, and August 12, 2009, respectively, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.

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

Restructuring – August 2008 United Kingdom, Germany, France, and Spain Operations

On August 21, 2008, the Company initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office.  The restructuring plan, which evolved to include a workforce reduction of approximately 40 employees and cash payments totaling approximately $2.1 million, has been completed by September 30, 2009.  The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts.

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

•	Allowance for Doubtful Accounts
•	Income Taxes
•	Share Based Compensation
•	Legal Contingencies

In each situation, management is required to make estimates about the effects of matters or future events that are inherently uncertain.

During the three months ended September 30, 2009, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2008, filed by us with the SEC on March 31, 2009 and April 7, 2009, respectively.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue”, or the negative of such terms or other comparable terminology.  This report includes, among others, statements regarding our:

•	Revenue;
•	Primary Operating costs and expenses
•	Capital expenditures;
•	Operating lease arrangements;
•	Evaluation of possible acquisitions of, or investments in business, produces and technologies; and
•	Sufficiency of existing cash to meet operating requirements.

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s past results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, as amended on April 7, 2009, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Historically we have had international revenues in foreign subsidiaries and the corresponding foreign exchange rate fluctuations were recorded within the assets and liabilities of those subsidiaries in their respective local currencies (the functional currencies) and then translated into U.S. dollars in preparing our condensed consolidated financial statements.  This exposure to foreign exchange rate fluctuations arose in part from intercompany accounts in which costs incurred in the United States or the United Kingdom were charged to our subsidiaries   typically denominated in the functional currency of the foreign subsidiary.   Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of our parent company or different subsidiaries result in gains and losses that are reflected in our condensed consolidated statements of operations.  The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ending September 30, 2009, was a net translation adjustment of approximately $0.09 million. This net translation adjustment was recognized in loss from continuing operations within Company’s Statement of Operations.

As a result of the sale of the Media business we do not have material international revenues generated from continuing operations for the three months ended September 30, 2009.  Further, there was no significant portion of the foreign currency translation adjustment related to the assets sold in the MIVA Media Sale.  As a result, effective April 1, 2009, the Company has concluded that the functional currency for all operations is the US dollar.  Thus, foreign currency translation adjustments are now included in income (loss) from continuing operations.  The balance of foreign currency translation adjustments of $12.9 million accumulated through the date of sale, which is reflected in the September 30, 2009 balance sheet as accumulated other comprehensive income, will be reflected in discontinued operations when the retained assets of the foreign subsidiaries are substantially liquidated.

Item 4. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation and because of the material weakness identified below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2009.

In the first quarter of 2009, we identified a material weakness in our internal control over financial reporting.  As defined by the Public Company Accounting Oversight Board (“PCAOB”) in Auditing Standard No. 5, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on information we have received to date, we do not believe that the material weakness impacted the quality of the financial information for prior periods.  Accordingly, we currently do not expect that we will be required to restate our financial statements for any prior reported periods.

The sale of the Media Division on March 12, 2009, required that we shut down and relocate certain computer equipment used to store electronic accounting information.  During this move, we discovered that during the quarter ended March 31, 2009, a backup routine had not been verified in accordance with our procedures and that data for a two week period had been lost.  While we were able to reconstruct the data, this reconstruction and material adjustments occurring late in the financial statement close process for the quarter ended March 31, 2009, resulted in having to rely on an extension of time for filing our first quarter 2009 Form 10-Q.  In the quarter ending September 30, 2009, steps were taken by the Company to remediate the deficiency and assure compliance with the company’s internal control policies with the implementation of a new accounting system prior to the year end. In the third quarter, the computer equipment was moved to a secure location and back-up procedures have been implemented.

The Company is in the process of converting its accounting system to one that will be more effective and efficient in handling the accounting information needed for the Company’s continuing operations and realigning responsibilities for operation of the system.  Backup verification procedures will be made an integral part of the system.

Except as described above, we have made no change to our internal control over financial reporting during the period covered by this report evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 28, 2005, the Court granted Defendants’ motion to dismiss.  The Court granted Plaintiffs leave to submit a further amended complaint, which was filed on January 17, 2006.  On February 9, 2006, Defendants filed a renewed motion to dismiss.  On March 15, 2007, the Court granted in large part Defendants' motion to dismiss.  On March 29, 2007, Defendants filed a motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal or, in the alternative, for reconsideration of the motion to dismiss.  On July 17, 2007, the Court (1) denied the motion for amendment to the March 15, 2007, order to include certification for interlocutory appeal and (2) granted the motion for reconsideration as to the issue of whether Plaintiffs pled a strong inference of scienter in light of intervening precedent.  The Court requested additional briefing on the scienter issue, and on February 15, 2008, entered an Order dismissing one of the individual defendants from the lawsuit and limiting the claims that could be brought against another individual defendant.  In addition, Plaintiffs previously had moved the Court to certify a putative class of investors, and Defendants had filed briefs in opposition thereto.  On March 12, 2008, the Court entered an Order certifying a class of those investors who purchased the Company's common stock from February 23, 2005, to May 4, 2005.  The Court also dismissed two of the proposed class representatives for lack of standing.  Plaintiffs have served discovery requests on Defendants, and the discovery phase of the lawsuit has been ongoing.

Defendants filed a motion for summary judgment on March 2, 2009, and, on April 10, 2009, the Court entered an order staying discovery pending the resolution of that motion.  On August 25, 2009, the magistrate judge issued a report recommending that Defendants’ motion for summary judgment be granted.  Plaintiffs filed their objections to the magistrate judge’s report on September 18, 2009, and, on October 5, 2009, Defendants filed their response to these objections.  The issue of whether to adopt the magistrate judge’s report and recommendation is presently before the District Court.

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

No accruals for potential losses for litigation are recorded for the above referenced items as of September 30, 2009, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

Item 1A.      Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K/A filed with the Securities and Exchange Commission on April 7, 2009, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K/A.

Risks relating to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

In December 2006, we entered into an agreement with Google pursuant to which we agreed to utilize Google’s paid listings and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in November 2008 for a two year term beginning on January 1, 2009.  We receive a share of the revenue generated by the paid listing services supplied to us from Google. The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries.   For the quarter ended September 30, 2009, Google accounted for approximately 89% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights. Google also competes with our ALOT business.  If (i) we fail to have websites and applications approved by Google; (ii) Google’s performance deteriorates, (iii) we violate Google’s guidelines, or (iv) Google exercises its termination rights, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.  If any of these circumstances were to occur, we may not be able to find another suitable alternate paid listings provider or otherwise replace the lost revenues.

Risks Relating to an Investment in Our Common Stock

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest ..

As of September 30, 2009, we had stock options outstanding to purchase a total of approximately 1.2 million shares at a weighted average price of $9.63 per share under our stock incentive plans.

Also, as of September 30, 2009, we had 1.8 million restricted stock units outstanding including approximately 0.4 million in restricted stock units that would vest upon the Company’s common stock reaching, and closing, at share prices ranging from $1.00 to $12.00 for ten consecutive trading days.  The remaining approximate 1.4 million restricted stock units will vest in equal increments on January 2 nd in years 2010, 2011, 2012 and 2013.  If outstanding stock options are exercised or restricted stock units vest, significant dilution will occur to our stockholders.

Our failure to maintain continued listing compliance criteria in accordance with NASDAQ Marketplace Rules could result in NASDAQ delisting our common stock.

On September 15, 2009, we received two noncompliance notices from The NASDAQ Stock Market. The first notice states that the minimum bid price of our common stock has traded below $1.00 per share for 30 consecutive business days and that we are therefore not in compliance with NASDAQ Listing Rule 5450(a)(5); the second notice states that we have not maintained a minimum market value of publicly held shares of $15,000,000 for the last 30 consecutive trading days, as required for continued inclusion on the NASDAQ Global Market by NASDAQ Listing Rules 5450(b)(2)(C) or 5450(b)(3)(C).

The minimum bid price notification letter states that we will be afforded 180 calendar days, or until March 15, 2010, to regain compliance with the minimum closing bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days. If the Company does not regain compliance by March 15, 2010, NASDAQ will provide written notification to us that the our common stock will be delisted. At that time, we may appeal NASDAQ's delisting determination to a NASDAQ Listing Qualifications Panel.

The minimum market value for publicly held shares (MVPHS) notification letter states that we will be afforded 90 calendar days, or until December 14, 2009, to regain compliance. MVPHS is calculated by multiplying the publicly held shares, which is total shares outstanding less any shares held by officers, directors, employee stock ownership plans, or beneficial owners of 10% or more, by the closing inside bid price. If we do not meet the minimum $15,000,000 market value test for a minimum of 10 consecutive trading days before December 14, 2009, we will receive notice of delisting from NASDAQ, which notice may be appealed at that time. Further, we may transfer its securities listing to the NASDAQ Capital Market, provided it meets the continued inclusion requirements for that market.

We intend to actively monitor the bid price for our common stock and the market value of our publicly held shares and will consider available options to resolve the deficiencies and regain compliance with the NASDAQ requirements. In the event that we were delisted from the NASDAQ Global Market, and we are not able to get listed on the NASDAQ Capital Market, our common stock would become significantly less liquid, which would likely adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2009, we purchased shares in connection with vesting of restricted stock units as described in the table below.

				(c) Total Number	(d) Maximum Number (or
				of Shares (or	Approximate Dollar
	(a) Total		(b)	Units) Purchased	Value) Shares (or Units)
	Number of		Average	as Part of Publicly	Purchased as Part of
	Shares		Price Paid	Announced Plans	Publicly Announced Plans
	Purchased		per Share	or Programs	or Programs

Period
Jan. 1, 2009 through Jan 31, 2009	7,252		$0.18	n/a	n/a
Feb. 1, 2009 through Feb. 28, 2009				n/a	n/a
Mar. 1, 2009 through Mar. 31, 2009				n/a	n/a
Total	7,252	(1)	$0.18	-

Period
Apr. 1, 2009 through Apr 30, 2009	7,252		$0.24	n/a	n/a
May. 1, 2009 through May. 31, 2009				n/a	n/a
Jun. 1, 2009 through Jun. 30, 2009				n/a	n/a
Total	7,252	(1)	$0.24	-

Period
July 1, 2009 through July 31, 2009	9,252		$0.19	n/a	n/a
Aug. 1, 2009 through Aug. 31, 2009	660		$0.21	n/a	n/a
Sept. 1, 2009 through Sept 30, 2009				n/a	n/a
Total	9,912	(1)	$0.19
(1) Represents shares withheld by the Company upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized .

Vertro, Inc.

Date: November 12, 2009	By: /s/ Michael Cutler
Michael Cutler
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit No.	Footnote	Description

10.1		MIVA, Inc.Amended and Restated Policy for Compensation For Independent Members of The Board of Directors
10.2		Loan and Security Agreement dated November 7, 2008 between MIVA, Inc. and Bridge Bank, National Association.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commision under Rule 24b-2.  The omitted material has been filed separately with the Commission.  The location of the omitted material is redacted in the exhibit with asterisks (***).

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