Form 10-K
period 2009-12-31
Vertro, Inc.
filed 2010-03-25
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File Number:  0-30428
Vertro, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

143 Varick Street New York, New York 10013	(212) 231-2000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC
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
Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period of time that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $5,375,395 on June 30, 2009.

There were 34,141,972 shares of the Registrant’s Common Stock outstanding on March 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference in Part III.

Table of Contents

PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Some of the statements in this report constitute forward-looking statements that are based upon current expectations and involve certain risks and uncertainties within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

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

Explanatory Note

References to “we,” “us,” “our,” “Vertro” or “the Company” in this Annual Report on Form 10-K mean Vertro, Inc. and its wholly-owned subsidiaries.  On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. and certain of its subsidiaries (“Adknowledge”) pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of certain balance sheet liabilities, and subject to certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, and post-closing adjustments (the “MIVA Media Sale”).  Following the MIVA Media Sale on March 12, 2009, we no longer operate the MIVA Media business.  References to the MIVA Media division or business in this Annual Report on Form 10-K are to the MIVA Media business and operations as they were conducted by us prior to the MIVA Media Sale and during the period required to be covered by this report.  Please see Part I, Item 1A-Risk Factors and elsewhere in this report for risks you should consider in light of the MIVA Media Sale.

ITEM 1. BUSINESS

Overview

We are an Internet company that owns and operates the ALOT product portfolio.  We were organized under the laws of the State of Nevada in October 1995 under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation (“BeFirst”).  As a result of the merger, BeFirst became our wholly-owned subsidiary.  In June 1999, we changed our name to BeFirst.com and, in September 1999, we changed our name again to FindWhat.com.  In September 2004, we reincorporated from the State of Nevada to the State of Delaware, as a result of a merger.  The reincorporation did not cause any change in our personnel, management, assets, liabilities, net worth, or the location of our headquarters.  In June 2005, we changed our name to MIVA, Inc. and in June 2009 we changed our name to Vertro, Inc.

During the period covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media (which was sold in the MIVA Media Sale on March 12, 2009).

ALOT

Our ALOT division offers three different products, each of which is given to consumers free of charge:

-	ALOT Toolbar – a toolbar that can be permanently displayed in either an Internet Explorer or Firefox web browser;

-	ALOT Home – a web page that users can customize to suit their specific interests; and

-	ALOT Desktop – a software application that enables users to display online content directly on their computer desktop.

Each of these ALOT products is used to display what we refer to as buttons. These buttons provide quick and easy access to online content. There are more than 1,000 ALOT buttons available for our users, including buttons that can be used to check the latest weather, listen to online radio stations, find recipes, check email, keep up to date with news headlines, or catch up with the latest celebrity gossip. Users can add and remove buttons from their ALOT products as often as they like; all of our buttons are free to use.

Micro-segmentation

Our in-house editorial team is constantly working to produce micro-segmented configurations of our ALOT products. Consumers can, for example, choose to install an ALOT Toolbar with buttons that relate specifically to video games, finance, or health and fitness; or they could select an ALOT Home web page with buttons specifically related to music, parenting, or travel. Regardless of which configuration consumers choose, they can add and remove buttons to make their ALOT product totally relevant to their individual interests.

Revenue Model

As well as displaying buttons, all of our ALOT products also include a search box and this is where the majority of our revenue is derived. Our users conduct more than 2 million searches per day and when they conduct these searches they are returned both algorithmic results and associated sponsored listings. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. If users click on a sponsored listing after conducting a search we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. For the year ended December 31, 2009, search revenue from Google accounted for approximately 91% of our consolidated revenue from continuing operations.

In addition to search revenue, our ALOT products display third-party content through buttons. These buttons generate Internet traffic that is monetized through pay-per-click and cost-per-action relationships with publishing partners and advertisers. Our website page-views are also monetized through cost-per-thousand display ads. We are also able to utilize user behavioral data to improve the targeting of our product offerings and to generate other forms of revenue. As we continue to build a consumer audience in various marketable affinity segments, we believe we will be positioned to monetize our properties through behavioral, video, and other new advertising formats.

We have historically experienced, and may continue to experience, seasonal fluctuations in the number of click-throughs to advertisements on our ALOT products.  Historically, during the first quarter and the early part of the fourth quarter of each calendar year, we realize more activity than during the second and third quarters, and late in the fourth quarter due to increased overall Internet usage related to colder weather and holiday purchases.

We market and distribute our ALOT products, which are free, directly to consumers.  In order to promote our products with consumers, we buy key-word advertising on Google, Yahoo, and other search engines, we buy display advertising on various networks, and we bundle our products with third party software companies. Depending on the media, usually we pay under Cost per Click (CPC), Cost per Impression (CPM) or Cost per Acquisition (CPA) terms.

Competition

Our ALOT competitors include, but are not limited to: IAC, MSN, Google, Yahoo!, Answers.com, IncrediMail, InfoSpace and Conduit.com. Each of these entities offers a form of online media or entertainment through websites or downloadable products. These offerings can include web search, online news and information and other content and services.

Technology and Operations

Our high-traffic websites and high volume of content and software downloads require a fast, reliable and secure infrastructure that can be easily scaled to maintain acceptable response times under the stress of growth. We believe that we have an infrastructure for ALOT that provides us with a platform from which to operate and grow our business, including core product engineering operations in our New York City location, and redundant offsite co-location facilities and content delivery networks.

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

Additionally, the U.S. Congress and some state legislatures have introduced legislation designed to regulate spyware, which has not been precisely defined, but which is often defined as software installed on consumers’ computers without their informed consent that is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. Our internal policies prohibit reliance on “spyware” for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings currently provided by our ALOT division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent to or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers’ computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.

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

MIVA Media – Pay-Per-Click Advertising and Publishing Network
Prior to the MIVA Media Sale, MIVA Media operated an online auction based Pay-Per-Click Advertising network within North America and in Europe. Advertisers and advertising agencies used the MIVA Media network to create, manage, and execute targeted pay-per-click advertising campaigns to reach potential customers. MIVA Media then syndicated its advertising listings to online publishers who used the MIVA Media network to generate recurring revenue from their online properties.  The MIVA Media business derived its revenue primarily from online advertising by delivering relevant contextual and search ad listings on a pay-for-performance basis. Advertisers and advertising agencies only paid when a predetermined action occurred, such as when an Internet user clicked on an ad.  Following the sale of the MIVA Media business, we no longer operate the MIVA Media business, and as a result these operations are presented as discontinued operations for all periods presented.

MIVA Media’s competitors included companies that offer various forms of performance marketing solutions.  Typically these competitors serve ad listings to consumers through branded search properties and/or through relationships with third-party website publishers, through an advertising network similar to MIVA Media. Examples of competitors that offer pay-per-click based ad solutions for their own and third-party use include Google, MSN, Yahoo!, IAC/InteractiveCorp (Ask.com), InfoSpace, LookSmart, Marchex, Adknowledge and 7Search.

We relied on a patent license from Yahoo! for the operation of certain portions of our MIVA Media business.  After the MIVA Media Sale we are still a party to the license agreement.  We received the license on August 15, 2005, when we settled a patent infringement lawsuit brought by Overture Services (“Overture Services”) and Yahoo! Inc. (collectively with Overture Services “Yahoo!”) against us regarding U.S. Patent No. 6,269,361 and received a royalty bearing non-exclusive license from Yahoo! regarding certain patents.  The license agreement may be terminated by Yahoo! or by us upon the occurrence of certain events, including upon certain material breaches by either party to the agreement or if we were to challenge the validity or enforceability of the Yahoo! patents.  As of February 28, 2010, we had a minimum payment obligation for royalty payments under the agreement totaling $400,000 through August 2010.

Employees

As of December 31, 2009, we had 42 full-time employees.  We had approximately 9 employees in marketing, sales and service (which includes, but is not limited to departments such as business development, sales, marketing, customer service, credit transactions, business affairs, corporate development, and affiliate relations), 23 employees in our technical, product development, and product management departments, and 10 in our general and administrative departments.

Our ALOT sales and marketing activities are concentrated in New York.

We have never had a work stoppage and our employees are not represented by any collective bargaining unit.  We consider our relations with our employees to be good.

Available Information

We maintain an Internet website at http://www.vertro.com. We make available free of charge on our website links to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.   We are providing the address to our Internet website solely for the information of investors.  None of the information on our Internet website is part of this report. Additionally, individuals can access our electronically filed reports, proxy statements and other information through the Internet site maintained by the Securities and Exchange Commission at http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

In December 2006, we entered into an agreement with Google pursuant to which we agreed to utilize Google’s paid listings and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in November 2008 for a two year term beginning on January 1, 2009.  We receive a share of the revenue generated by the paid listing services supplied to us from Google. The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries.   For the year ended December 31, 2009, Google accounted for approximately 91% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights. Google also competes with our ALOT business.  If (i) we fail to have websites and applications approved by Google; (ii) Google’s performance deteriorates, (iii) we violate Google’s guidelines, or (iv) Google exercises its termination rights, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.  If any of these circumstances were to occur, we may not be able to find another suitable alternate paid listings provider or otherwise replace the lost revenues.

The success of ALOT is dependent on our ability to maintain and grow our active consumer base.

Our ALOT division operates a portfolio of consumer-oriented interactive products including toolbars, homepages and desktop applications. ALOT derives the majority of its revenue from advertisements directed towards consumers. The amount of revenue generated by ALOT is dependent on our ability to maintain and grow our active consumer installed base.  Factors that could negatively influence our ability to maintain and grow our active consumer base include, but are not limited to, government regulation, acceptance of our toolbar products by consumers, the availability of advertising to promote our toolbar products, third-party designation of our toolbar and/or other products as undesirable or malicious, user attrition, competition, and sufficiency of capital to purchase advertising.  For example, advertising spend at ALOT, which is used to promote and acquire consumers, was strategically reduced throughout 2009 to meet acquisition cost targets and to ensure cash balances were maintained and conserved.  If we are unable to maintain and grow our active consumer base, it could have a material adverse effect on our business, financial condition, and results of operations.

We deliver advertisements to users from third-party ad networks that expose our users to content and functionality over which we don’t have ultimate control.

We display to users pay-per-click, banner, cost per acquisition, and other forms of Internet advertisements that come from third-party ad networks.  We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable to us, there can be no assurance that such advertisements will not contain content or functionality that is harmful to our relationship with our users.  Our inability to control what types of advertisements get displayed to our users could have a material adverse effect on our business, financial condition, and results of operations.

Our business is dependent upon our ability to deliver qualified leads to Google, our primary paid listings provider.

Our primary paid listings provider utilizes ALOT to deliver high quality Internet traffic to its advertisers. We believe our primary paid listings provider will only use our services if we deliver high quality Internet traffic. If our primary paid listings provider is not satisfied with the quality of Internet traffic delivered from us it may take remedial action. We may not be successful in delivering high quality traffic to our primary paid listings provider, which could have a material adverse effect on our business, financial position, and results of operations.

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
•
in 2004, we acquired several companies, including a U.S. performance-based, keyword-targeted advertising business (B & B Advertising, which subsequently became a part of MIVA Media); a provider of performance-based, keyword-targeted Internet advertising services in Europe (espotting, which subsequently became a part of MIVA Media); and a desktop software company (Comet Systems, that is now our ALOT division);

•	in March 2009, we sold our MIVA Media business, which accounted for 61.2% of our consolidated revenues for the fiscal year ended December 31, 2008.

Accordingly, we have a limited operating history upon which an investor can make an evaluation of the likelihood of our success. As of March 12, 2009, we operate only the ALOT business.  Moreover, we derive nearly all of our net revenue from online advertising, which is a rapidly evolving market. An investor should consider the likelihood of our future success to be speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce. To address these risks, we must, among other things:

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

We continue to develop new initiatives related to current and future product and service offerings that may not meet our expectations in terms of the viability, success, or profitability of such initiatives.

We have and continue to pursue new initiatives related to current and proposed product and service offerings in an effort to stay aligned with the dynamic e-commerce marketplace.  There can be no assurance that any of these initiatives will be timely, viable, successful, and profitable or will enjoy the same margins as our historical business. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing, and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce, or implement these or other products or services could materially adversely affect our business, financial condition, and results of operations.

We have recently divested our MIVA Media Division pursuant to an Asset Purchase Agreement and we have certain ongoing obligations to the buyer and may have future potential liability to third parties.

In March 2009, we sold our MIVA Media division pursuant to an Asset Purchase Agreement.  Under the terms of the Asset Purchase Agreement, we made certain representations and warranties and covenants in favor of the buyer and we have certain indemnification obligations to the buyer.  Because the transaction was structured as an asset purchase, we also retained potential liability to third parties for the pre-closing operation of the MIVA Media business.  These obligations and retained liabilities could subject us to potential claims in the future, which could result in the diversion of management’s time and attention and could cause us to incur expenditures defending ourselves against such claims or could cause us to have to make payments to the buyer or third parties.

In addition, in connection with the MIVA Media Sale, we agreed to provide to the buyer and receive from the buyer certain transition services.  Examples of services under the arrangement include finance, accounting, technology, office space, expense reimbursement and similar matters that were substantially completed by November 30, 2009.  If (i) the buyer of our MIVA Media division breaches its obligations under these agreements, (ii) we are unable to fulfill our obligations to provide services, or (iii) we are unable to obtain required consents to the transactions, it could materially adversely affect our business, financial condition, and results of operations.

We have in the past and may in the future implement restructuring programs, which may subject us to claims and liabilities.

Over the past few years, we have implemented a number of restructuring programs to reduce our headcount, reduce expenses and streamline our operations.  We may implement further restructurings in the future.  These restructurings may subject us to claims and liabilities from employees and third parties, which could result in us making payments to such persons and could materially adversely affect our financial condition.

We face substantial and increasing competition in the market for Internet-based marketing services.

We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include IAC, MSN, Google, Yahoo!, Answers.com, Incredimail, Infospace and Conduit.com. Some of our principal competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, personnel, and other resources than we have. These competitors historically have developed and expanded their portfolios of products and services more rapidly than we have. In addition, these and other competitors may have or obtain certain intellectual property rights that may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing aggressively in research and development, and competing more aggressively for consumers. We expect that these competitors will increasingly use their financial and technological resources to compete with us.

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

To succeed, we must grow. We may make additional acquisitions in the future as part of our growth initiatives. These may include acquisitions of international companies or other international operations. We have limited experience in acquiring and integrating companies, and we may also expand into new lines of business in which we have little or no experience. Additionally, we may fail to achieve anticipated synergies from such acquisitions. Accordingly, our growth strategy subjects us to a number of risks, including the following:

•
we may incur substantial costs, delays, or other operational or financial problems in integrating acquired businesses, including integrating each company’s accounting, management information, human resource, and other administrative systems to permit effective management;

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

In 2004, we grew rapidly through multiple acquisitions and a significant merger and these events assisted in achieving higher than normal growth rates.  In March 2009, we divested a significant portion of our business through the sale of our MIVA Media division.  We may not be able to return to the 2004 historical growth rates and our future growth rates may continue to decline as a result of various factors.  Additionally, our growth rate could continue to decline into and throughout 2010, due to, among other things:

•	operating in an environment of increased competition both domestically and internationally;

•
increased expenditures for certain aspects of our business as a percentage of our net revenues, which may include product development expenditures, sales, advertising, and marketing expenses, and increased public company costs; and

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

Our systems and operations are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users, or “hackers,” and similar events. Any such events could interrupt our services and severely damage our business. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data, or render us unable to provide services to our customers. In addition, we may be unable to provide services and access to websites due to a failure of the data communications capacity we require, as a result of human error, natural disaster, or other operational disruptions. The occurrence of any or all of these events could materially adversely affect our business, financial condition, and results of operations, and damage our brands if clients or prospective clients believe that our products are unreliable.

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

We have historically experienced, and may continue to experience, seasonal fluctuations in the number of click-throughs to advertisements available to ALOT.  Historically, during the first quarter and the early part of the fourth quarter of each calendar year, we realize more activity than during the second and third quarters, and late in the fourth quarter due to increased overall Internet usage related to colder weather and holiday purchases. These seasonal fluctuations may continue in the future.

We are subject to a patent settlement and license agreement from Yahoo! for certain portions of a divested business.

We are subject to a patent settlement and license agreement from Yahoo! for certain portions of our MIVA Media business that were divested in March 2009. On August 15, 2005, we settled a patent infringement lawsuit brought by Overture Services (“Overture Services”) and Yahoo!, Inc. (collectively with Overture Services, “Yahoo!”) against us regarding U.S. Patent No. 6,269,361 and took a royalty bearing non-exclusive license from Yahoo! regarding certain patents. We divested our MIVA Media business in March 2009; however, we are still subject to the terms of and have continuing obligations, including the payment of minimum royalty fees under the settlement and license agreement.  As of February 28, 2010, we have a minimum payment obligation totaling $400,000 through August 2010.  The settlement and license agreement contains terms and conditions that may be unacceptable to a third party and could negatively impact our ability to be sold or enter into a change of control transaction.

Our future liquidity and capital requirements are based on estimates and if we require additional capital we may not be able to secure additional financing.

Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described in this report. As we require additional capital resources, we may seek to sell debt securities or additional equity securities, draw on our existing bank line of credit, or obtain an additional bank line of credit. There can be no assurance that any financing arrangements will be available in amounts, or on terms, acceptable to us, if at all.

Our credit facility with Bridge Bank imposes significant restrictions. Failure to comply with these restrictions could result in the acceleration of a substantial portion of our debt, which we may not be able to repay or refinance.

In December 2009, we entered into a credit facility with Bridge Bank, N.A., which provides for up to $5.0 million in loans.  The credit facility contains a number of covenants that, among other things, requires us and certain of our subsidiaries to:

•	pay fees to the lender associated with the credit facility;
•	maintain our corporate existence in good standing;
•	grant the lender a security interest in our assets;
•	provide financial information to the lender; and
•	refrain from any transfer of any of our business or property (subject to customary exceptions).

Our ability to comply with the provisions of the credit facility will be dependent upon our future performance, which may be affected by events beyond our control. A breach of any of our covenants could result in a default under the credit facility. In the event of any such default, Bridge Bank could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts.  If we were unable to repay the indebtedness upon its acceleration, Bridge Bank could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay an amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness, or that we would be able to obtain a waiver to cure any such default.

Virtually all of our debt is subject to variable interest rates; and therefore rising interest rates could negatively impact our business.

Borrowings under our credit facility bear interest at a variable rate. In addition, we may incur other variable rate indebtedness in the future. Carrying indebtedness subject to variable interest rates makes us more vulnerable to economic and industry downturns and reduces our flexibility in responding to changing business and economic conditions. Increases in interest rates on this indebtedness would increase our interest expense, which could adversely affect our cash flows and our ability to service our debt as well as our ability to grow the business.

Current borrowings, as well as potential future financings, may substantially increase our current indebtedness.

No assurance can be given that we will be able to generate the cash flows necessary to permit us to meet our payment obligations with respect to our debt. We could be required to incur additional indebtedness to meet payment obligations and there is no assurance that we would be able to secure such financing on acceptable terms or at all, especially in light of the current economic, credit, and capital market environment. Should we incur additional debt, among other things, such increased indebtedness could:

•	adversely affect our ability to expand our business, market our products, and make investments and capital expenditures;
•	adversely affect the cost and availability of funds from commercial lenders, debt financing transactions, and other sources; and
•	create competitive disadvantages compared to other companies with lower debt levels.

Any inability to service our fixed charges and payment obligations, or the incurrence of additional debt, would have a material adverse effect on our cash flows, business financial position, and results of operations.

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

Legislation also has been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but often defined as software installed on consumers’ computers without their informed consent and designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. We do not rely on spyware for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our ALOT division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers’ computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted which makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.  The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services, which could, in turn:

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

New legislation, which could be proposed or enacted at any time in the future, new regulations or changes in the regulatory climate, or the expansion, enforcement, or interpretation of existing laws could prevent us from offering some or all of our services or expose us to additional costs and expenses requiring substantial changes to our business or otherwise substantially harm our business.

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

NASDAQ Marketplace Rules require us to have a minimum closing bid price of $1.00 per share for our common stock as well as maintaining certain stockholders equity, marketplace value, or other financial metric criteria.  We did not maintain compliance with the continued listing compliance criteria and we received notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from the NASDAQ Global Market.  In December 2009, we received the delisting notification based on non-compliance with NASDAQ listing rules and we subsequently submitted an appeal to NASDAQ and were granted a hearing.  At that hearing in January 2010, we presented our plan to regain compliance with the listing requirements along with a request for an extension to June 2010 to execute that plan.  A favorable ruling on the appeal was issued in February 2010, under which we were transferred to the NASDAQ Capital Market and given until June 14, 2010 to comply with the cited issues.

Even with the extension granted by NASDAQ, there is a risk we could not execute on our plan for regaining compliance which ultimately could lead to the delisting of our stock.   In the event that we were delisted from the NASDAQ Capital Market, our common stock would become significantly less liquid, which would likely adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Capital Market.

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

In addition, the stock market has experienced significant price and volume fluctuations that particularly have affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. Following periods of volatility in the market price of a company’s securities such as we have recently experienced, securities class action litigation is often instituted against such a company, as we have recently had a number of such suits instituted against us. See “We have had a number of purported class action lawsuits filed against us and certain of our officers and directors alleging violations of securities laws” below.  This type of litigation, regardless of the outcome, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition, and results of operations.

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.

As of December 31, 2009, we had stock options outstanding to purchase a total of approximately 1.18 million shares at a weighted average exercise price of $9.63 per share under our stock incentive plans.

Also, as of December 31, 2009, we had approximately 1.73 million restricted stock units outstanding including approximately 0.15 million in restricted stock units that would vest upon our common stock reaching, and closing, at share prices exceeding $1.00 per share for ten consecutive trading days and approximately 0.23 million restricted stock units that would vest under similar vesting criteria but with stock prices of $4.00, $8.00, $10.00 and $12.00, respectively.   The remaining approximate 1.35 million restricted stock units will vest predominately over the next three years in equal increments.    Any such exercise of outstanding stock options or vesting of restricted stock units will dilute our shareholders’ ownership interest.

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

In 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida.  The complaints alleged that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of MIVA. Plaintiffs sought unspecified damages and other relief alleging generally that, during the putative class period, we made certain misleading statements and omitted material information.

The Court granted Defendants’ motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009.  On December 15, 2009, Plaintiffs filed a notice of appeal.

If it is determined that we or our officers or directors have engaged in the types of activities alleged by these plaintiffs, we and our officers and directors could be subject to damages and may be subject to further prosecution. Regardless of the outcome, these litigations could have a material adverse impact on us because of harm to our and our officers’ and directors’ reputations, defense costs, diversion of management’s attention and resources, and other factors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our primary administrative, sales, customer service, and technical facilities are leased in New York, New York and Fort Myers, Florida. Additionally, we maintain technical data center operations in two third-party collocation facilities in New York, New York.

As of December 31, 2009, our leased properties provide us with an aggregate of approximately 21,500 square feet for all of our operations.  This total does not include our allocated space for our technical data centers as noted above.  We believe these facilities are adequate, at this time, for their intended use.

Item 3. LEGAL PROCEEDINGS

Shareholder Class Action Lawsuits

In 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida.  The complaints alleged that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of MIVA. Plaintiffs alleged generally that, during the putative class period, we made certain misleading statements and omitted material information and sought unspecified damages and other relief.

The Court granted Defendants’ motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009.  On December 15, 2009, Plaintiffs filed a notice of appeal.

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

No accruals for potential losses for litigation are recorded as of December 31, 2009, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, in accordance with accounting rules for estimates, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock trades on the NASDAQ Capital Market under the symbol VTRO. Our common stock was previously traded on the NASDAQ Global Market under the symbol “VTRO” from June 9, 2009 to February 17, 2010, and under the symbol “MIVA” during the remainder of the periods set forth in the table below.  The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by the NASDAQ Global Market:

	Common Stock Market Price
	High	Low
2009
Fourth Quarter	$0.61	$0.30
Third Quarter	0.84	0.15
Second Quarter	0.36	0.14
First Quarter	0.32	0.09

2008
Fourth Quarter	$0.62	$0.18
Third Quarter	1.11	0.62
Second Quarter	1.93	1.06
First Quarter	2.38	1.40

Stockholders

We had 257 shareholders of record as of February 26, 2010.

Dividends

We have never paid cash dividends and currently do not intend to pay cash dividends on our common stock at any time in the near future.

Recent Sales of Unregistered Securities

We did not make any unregistered sales of our common stock during the 2008 or 2009 fiscal year.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2009, we acquired shares in connection with vesting of restricted stock units as described in the table below.

	Issuer Purchases of Equity Securities
					(d) Maximum Number
				(c) Total Number of	(or Approximate Dollar
	(a) Total			Shares (or Units)	Value) of Shares (or Units)
	Number of		(b) Average	Purchased as Part of	that May Yet Be
	Shares		Price Paid	Publicly Announced	Purchased Under the
	Purchased		per Share	Plans or Programs	Plans or Programs

Period
Oct. 1, 2009 through Oct. 31, 2009	15,227		$0.45	n/a	n/a
Nov. 1, 2009 through Nov. 30, 2009	-		-	n/a	n/a
Dec. 1, 2009 through Dec. 31, 2009	816		0.42	n/a	n/a
Total	16,043	(1)	$0.45	-

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

Executive Summary

We offer a range of products and services through our ALOT division.  ALOT offers toolbar, homepage, and desktop applications, which are marketed under the ALOT brand. Our customizable ALOT Homepage, Desktop and Toolbar products are designed to ‘Make the Internet Easy’ for consumers by providing direct access to affinity content and search results. These products during the fourth quarter of 2009 generated an average of approximately 2.4 million Internet searches per day.

 On March 12, 2009, we sold certain assets relating to our MIVA Media division.  Following the sale, we no longer operate the MIVA Media business and as a result these operations are presented as discontinued for all periods presented (see Gain on Sale of Discontinued Operations below).  Our MIVA Media division was an auction based pay-per-click advertising and publishing network that operated across North America and Europe.

Organization of Information

This management’s discussion and analysis of financial condition and results of operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of operations

•	Liquidity and capital resources

•	Contractual obligations

•	Use of estimates and critical accounting policies

RESULTS OF OPERATIONS

For the Years Ended December 31, 2009 and 2008.

Revenue

During 2009, we recorded revenue from continuing operation of $27.6 million, a decrease of approximately 33% from the $41.3 million recorded in 2008.  This decrease was due primarily to a decrease in revenue rates generated per live user year over year and a smaller live user base during 2009.  (Live users are defined as the number of unique toolbar users active on the internet in the last 15 days of each period.)

We believe our decline in revenue rates per live user was primarily due to the following reasons: (i) reductions beginning in Q1 2009 in revenue sharing rates and available services from certain advertising partners; (ii) reductions in the number of revenue generating events on our installed product base; (iii) reductions in search volume in Q1 and Q2 2009 triggering lower revenue sharing rates in a tiered rate structure; and (iv) general adverse economic conditions broadly affecting the value of search advertising.

With respect to the size of the live user base, the year 2008 started with a base of 7.1 million.  Over the year the ALOT brand, which was started in 2007, grew from 1.0 million to 3.1 million.  However, our legacy brand shrank at a faster rate, going from 6.1 million at the beginning of the year to 1.6 million at the end.  Thus, we ended the year 2008 with a total live user base of 4.7 million, a reduction of approximately 33%.

In 2009 the legacy brand continued to shrink (to 0.4 million) but the growth in the ALOT brand (to 4.4 million) matched the decline.  At the end of 2009 our live user base of 4.8 million was slightly better than the 4.7 million at the end of 2008.

We believe the growth of the ALOT brand over 2009 would have been better except for reductions in advertising spend for cash conservation purposes.  Advertising spend for the year ending December 31, 2009, was $21.0 million, approximately 21% less than the $26.5 million spent in 2008.   Over the year the amount of advertising to promote our legacy toolbar brand was lowered and then completely eliminated, thus leaving all the advertising spend to promote only the ALOT brand.  As noted above, the ALOT brand increased from 3.1 million live users at the end of 2008 to 4.4 million live users at the end of 2009.

The fourth quarter of 2009 was the third consecutive quarter where our growth in ALOT toolbar users was greater than the attrition for our legacy toolbar users.  It should be noted we reduced our advertising spend over the last part of December based on historical experience relating to the effectiveness of such spend during the final weeks of the holiday season.  Subsequently, our advertising spend in January 2010 was increased and by month’s end the number of live users increased to 5.8 million.

We are continuing to focus on cost effective distribution and retention of our ALOT branded products with our end users.  In addition to more efficient buying that reduces our advertising cost per acquisition, we have engaged in other on-going initiatives to expand distribution and reduce attrition for our ALOT products that include: (i) diversifying our product line to include new platforms, (ii) adding widget content to our products to expand the number of categories of end-user interest, , (iii) optimizing landing pages for our advertisements, and (iv) seeking new distribution relationships.  If our effort to improve our live toolbar user base is not successful, it may have a material adverse impact on our business, financial condition, and results of operations.

For the year ended December 31, 2009, one customer of our ALOT division, Google, accounted for approximately 91% of our consolidated revenue.

We have been named in certain litigation, the outcome of which could directly or indirectly impact the results of our operations.  For additional information regarding pending litigation, refer to Part I, Item 3. Legal Proceedings below.

We plan to continue our efforts to invest in our business and seek additional revenue through branded toolbars and other initiatives.  We cannot assure you that any of these efforts will be successful.

Cost of Services

Cost of services for continuing operations consists of costs associated with designing and maintaining the technical infrastructure that supports our various services and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure, which supports our various services, include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

Cost of services for continuing operations decreased to $1.8 million for the year ended December 31, 2009, compared with $2.4 million for the year ended December 31, 2008.  The decrease was related to a reduction in the depreciation charges ($0.3 million) caused by the impairment charges taken in the quarter ended December 31, 2008, a reduction in cost of services ($0.2 million)  that corresponds to the drop in revenue, and reduced IT costs ($0.1 million) related to a streamlining of operations.  Cost of services for the year ended December 31, 2009, compared to the same period in 2008, remained at 6% of revenue.

Operating Expenses
Operating expenses for continuing operations in the years ended December 31, 2009 and 2008, were as follows (in millions):

	For the Year Ended		2009
	December 31,		vs.
	2009	2008	2008
Marketing, sales, and service	$22.6	$28.3	(5.7)
General and administrative	8.5	14.8	(6.3)
Product development	2.5	3.6	(1.1)
Amortization	0.1	1.4	(1.3)
Impairment loss on goodwill and other assets	-	7.9	(7.9)
Restructuring Charges	-	0.6	(0.6)
Legal Settlement	-	1.9	(1.9)
Total	$33.7	$58.5	$(24.8)

Operating expenses for continuing operations as a percent of revenue for the years ended December 31, 2009 and 2008 were as follows:

	For the Year Ended		2009
	December 31,		vs.
	2009	2008	2008
Marketing, sales, and service	81.8%	68.5%	13.3%
General and administrative	30.8%	35.8%	-5.0%
Product development	9.0%	8.7%	0.3%
Amortization	0.4%	3.4%	-3.0%
Impairment loss on goodwill and other assets	0.0%	19.2%	-19.2%
Restructuring Charges	0.0%	1.5%	-1.5%
Legal Settlement	0.0%	4.5%	-4.5%
Total	122.0%	141.7%	-19.7%

Marketing, Sales, and Service

Marketing, sales, and service expense for continuing operations consists primarily of advertising spend that results in product downloads by our end-users and also includes payroll expense and benefits related to individuals within this category.

Marketing, sales, and service expense for continuing operations decreased approximately $5.7 million for the year ended December 31, 2009, to $22.6 million compared to $28.3 million for the same period in 2008.  The year over year decrease is related primarily to a reduction in our internet keyword and display advertising spend ($5.6 million) used primarily to attract users of our Alot.com brand and secondarily to a reduction in employee related costs ($0.1 million) related to operational streamlining.  The initial decrease in advertising spend was implemented to conserve cash during the first quarter of 2009 and that decrease had a suppressing effect on subsequent revenue caused by the drop-off in our live user base.  Additionally, the lower costs can be partially attributed to our more efficient keyword buying program that reduced the average cost for getting an end user to download our products as our advertising program was restored and our live user base was rebuilt.

General and Administrative

General and administrative expense for continuing operations consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining, and operating our facilities; travel costs for administrative personnel; insurance; depreciation of property and equipment not related to search serving or product development activities; expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services.  Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, litigation, and evaluating and pursuing new opportunities.

General and administrative expenses for continuing operations decreased by $6.3 million in the year ended December 31, 2009, to $8.5 million compared to $14.8 million for the same period in the previous year.  Decreases contributing to this variance include: rent and office related expense ($0.4 million); consulting services ($3.5 million) related to lower legal, accounting, and other consulting costs; reduced other taxes that included a franchise tax refund ($0.7 million); lower salaries, benefits, and other employee expenses, including share-based compensation ($1.5 million), and lower insurance expenses ($0.2 million).  These cost reductions were indirectly related to our sale of our MIVA Media Assets in March 2009, and the reductions are expected to continue into 2010.  The amount of leased space we required was significantly reduced and we sublet a portion of our space to the buyer of our assets in March 2009.  For the most part, our office related expenses and share based compensation are directly related to the number of people that we employ, and that number was significantly reduced in 2009.  The smaller size and less complex structure of our continuing operations had the effect of reducing costs for legal, accounting, and other consulting fees, as well as insurance costs.  Currently there are no plans for an employee expansion in 2010.  No significant changes to the size and complexity of our business are planned in 2010.

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services; and depreciation for related equipment used in these activities.

Product development expenses decreased by $1.1 million in the year ended December 31, 2009, to $2.5 million compared to $3.6 million for the same period in the previous year due primarily to reduced employee related costs from streamlining operations.  In 2010, we expect the product development program to operate at a level comparable to 2009.

Amortization

Amortization expense is primarily related to the amortization of capitalized software costs.  Amortization expense decreased by 92% from $1.3 million in 2008 to $0.1 million in 2009.  These decreases were attributed to an overall reduction in our intangible asset base eligible for amortization, primarily as a result of the recorded impairment losses in 2008.

Impairment loss

We did not record an impairment loss in 2009, compared to a $7.9 million impairment loss recorded for the same period in 2008.  The impairment recognized in 2008 reduced the value of our goodwill and indefinite-lived intangible assets to zero.

Litigation Settlement

In 2008, we settled with the former shareholders of Comet Systems, Inc. for a net amount of $1.9 million related to a dispute regarding the calculation of a contingent payment due for a company that was acquired in 2004.

Non-Operating Income
We recorded other income of $0.36 million related to the sale of one of our patents to a third party during 2009.  The gain from the sale recorded in other income included the proceeds from the patent sale less the fees and direct costs related to the sale.

Interest Income (Expense) net

We had net interest expense of approximately $0.08 million in 2009 compared to the net interest income of $0.15 million in the prior year. The net interest expense for both years relates to interest for our capital lease obligations and our Bridge Bank secured line of credit.  In the prior year we earned net interest income through our cash and cash equivalent balances and had only entered our capital lease obligations and our secured line of credit with Bridge Bank after September 2008.

Exchange Loss
We incurred an exchange loss of approximately $0.5 million in 2009 compared to no loss or gain recognized in 2008. We discontinued European operations when we sold our operating assets to Adknowledge in March 2009.  However, we retained certain financial assets and liabilities that were contained within the related Vertro owned European legal entities whose liquidation is expected to occur in 2010.  Given this post-sale structure, the U.S. dollar became the functional currency for the EU entities causing us to record exchange rate changes in our consolidated statement of operations.  Most of the exchange rate loss relates to the outstanding intercompany loans between the EU subsidiaries and our U.S. parent corporation that previous to the MIVA Media sale were recognized in Accumulated Other Comprehensive Income.  In anticipation of final liquidation of the EU legal entities, similar exchange rate losses (or possible exchange rate gains) could occur in 2010 should the relationship between the U.S. dollar and European currencies change.

Gain on Sale of Discontinued Operations

On March 12, 2009, with the exception of certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, we sold the assets, net of liabilities assumed, of our MIVA Media business for cash consideration of approximately $11.6 million less post-closing adjustments of approximately $0.7 million, plus the assumption of a software license of $0.3 million, which resulted in a gain on sale of approximately $7.1 million during 2009. We incurred approximately $1.3 million of legal and financial advisory fees in connection with the sale of the MIVA Media division, which are included in the net gain on sale.   Our decision to divest our MIVA Media business was due primarily to inconsistencies between the division’s products and services and our current strategic plan.

Loss from discontinued operations was $3.5 million for the year ended December 31, 2009, compared to a loss of $25.9 million for the same period in the previous year.  These losses in 2009 included approximately a $2.9 million in MIVA Media operating losses incurred up to the date of sale on March 12, 2009 plus wind down costs incurred for the remainder of the year, restructuring charges of approximately $0.3 million primarily related to severance expense resulting from the termination of our Senior Vice President of MIVA Media, and exchange losses of approximately $0.3 million. The loss from discontinued operations for the year ended 2008, includes approximately $6.7 million in losses from MIVA Media operations, 10.8 million for an impairment loss from the writedown of our goodwill, $3.6 million for restructuring charges, and $5.4 million for exchange losses, which was partially offset by $0.6 million related to a tax benefit and interest income.

There is an estimated corresponding consolidated tax loss on this transaction, the difference in the book gain and tax loss is estimated to be approximately $10.7 million and is predominately related to basis differences in goodwill, which was impaired at December 31, 2008, for book purposes, other intangible assets also impaired at December 31, 2008, and fixed assets, all of which we had tax basis in excess of book basis.

As a result of the MIVA Media sale we have terminated EU centered operations and all operations are now centered in the U.S.  As a result, the U.S. dollar subsequently became the functional currency for all operations.  Effective April 1, 2009, we are recording all current foreign currency translation adjustments in income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale, will be reflected in discontinued operations when the retained assets of the foreign subsidiaries are substantially liquidated.

Income Taxes

For the years ended December 31, 2009 and 2008, we recorded the following loss from continuing operations before the tax provision (benefit) (in thousands except percentages):

	2009	2008

Provision (benefit) for taxes	$(285)	$216
Loss before provision for income taxes	$(8,026)	$(19,347)
Effective tax rates	3.6%	-1.1%

The primary reasons for the relationship of income taxes to pretax losses in 2009 and 2008 are the non-deductibility of the goodwill and other indefinite lived asset portions of the impairment charges of $7.9 million in continuing operations, our inability to recognize the tax benefits of losses carried forward to future years, and the geographic distribution of profits and losses in the applicable tax jurisdictions.  The tax benefit recorded in 2009 results from a federal tax receivable of $339 thousand originating from the carry-back of a 2008 net operating loss that became available in 2009 due to changes in tax carryback regulations, net of the additional interest of $54 thousand accrued in 2009 related to our liability for uncertain tax positions.  As a result of the geographic distribution of the loss from discontinued operations and of the gain on sale of discontinued operations in the applicable jurisdictions, no income tax provision or benefit is allocable to discontinued operations for 2009.  In 2008, a benefit of $559 thousand has been allocated to the loss from discontinued operations resulting from the release of certain estimated tax liabilities of $669 thousand which were determined during 2008 to no longer be payable, offset by state tax expenses of $110 thousand in the applicable tax jurisdictions.

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

At December 31, 2009, we have recorded $27.8 million in deferred tax assets, offset by valuation allowances of $27.4 million, and deferred tax liabilities of $0.4 million.  Included in deferred tax assets at December 31, 2009, is $24.8 million related to the tax benefits of net operating loss (“NOL”) carry-forwards.  The NOL carry-forwards include $59.5 million gross federal NOL in the United States of which $36.5 million in losses is restricted to annual usage of $3.5 million pursuant to Section 382 of the Internal Revenue Code.  Any amounts not used may be carried forward to the following year, however, the annual limitation may result in the expiration of a portion of the affected NOLs before they are utilized.  The balance of the U.S. NOL was generated as a result of operations from 2005 to 2009, and is not limited in usage.  We have U.K. NOL carry-forwards of $10.0 million.  As of December 31, 2009, the deferred tax assets from all remaining NOLs are fully offset by valuation allowances or deferred tax liabilities. Per the adoption of new accounting guidance for business combinations on January 1, 2009, subsequent releases, if any, of valuation allowances established for deferred tax assets resulting from net operating loss carry-forwards at the time of acquisition will be recorded as a reduction of the income tax provision.

Net Loss

As a result of the factors described above, we generated a net loss from continuing operations of $(7.7) million and $(19.6) million for the years ended December 31, 2009 and 2008, respectively.  The basic and diluted loss per share from continuing operations for the years ended December 31, 2009 and 2008, was $(0.23) and $(0.60), respectively.

Weighted average common shares used in the earnings per share computation increased 1.0 million shares from 32.6 million shares for the year ended December 31, 2008, to 33.6 million for the year ended December 31, 2009. This increase was primarily attributed to shares issued upon the vesting of restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had a total unrestricted cash of $4.8 million.  This represents a $1.9 million or 28% decrease from the total cash of $6.7 million at December 31, 2008.  The decrease in cash was primarily due to payouts related to the June and August 2008 restructuring initiatives; expenses associated with Perot, our outsourcing partner; repayment to Bridge Bank of our outstanding line of credit and operating expenses in excess of revenue in the year ending December 31, 2009, offset by the cash received in the sale of the Media business on March 12, 2009.

Cash flow from continuing operations has improved steadily since March 12, 2009, the date of our asset sale.  By that date, our live user base suffered significant deterioration as a direct result of our decision to lower ad spend in order to conserve cash.  The reduced advertising spend, which is used to obtain new live users to download our products and services resulted in lower revenue.  Subsequent to the sale, and as we forecasted, it took the rest of the year to “scale up” our live user base to a point that could generate sustainable margins.  We went from negative cash flow from continuing operations in the second and third quarters to positive cash flow in the fourth quarter.  We expect this fourth quarter trend to continue as our restored live user base continues to scale and at a lower cost per acquisition.

Operating Activities
Net cash used in operations totaled $9.2 million in the year ended December 31, 2009.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected and between expenses recorded and expenses paid.  The net loss ($4.1 million) included non-cash items of, depreciation and amortization ($0.5 million), write-off the deferred finance costs ($0.6 million), compensation expense based on equity grants rather than cash ($1.8 million), offset by gains on the sale of one of our patents ($0.4 million) and the gain on sale of business ($7.1 million).  Thus, the cash used in operations before the effect of timing differences was ($8.3 million).  With respect to revenue, the amount collected was more than the amount recorded ($4.8 million decrease in accounts receivable) partially offset by the increase in the income taxes receivable ($0.1 million).  With respect to expenses, the amount paid was more than the amount recorded by $5.6 million.

Net cash used in operations totaled $24.9 million in the year ended December 31, 2008.  The net loss ($45.5 million) included non-cash items of an impairment for goodwill and other assets ($18.7 million), bad debt provision related to doubtful accounts ($0.8 million), depreciation and amortization ($4.1 million), and compensation expense based on equity grants rather than cash ($3.1 million).  Thus, the cash used in operations before the effect of timing differences was $18.8 million.  With respect to revenue, the amount collected was more than the amount recorded ($1.8 million decrease in accounts receivable) but offset by a decrease in the revenue collected but deferred to the future ($1.2 million decrease in deferred revenue).  With respect to expenses, the amount paid was more than the amount recorded by $6.7 million; payments on accounts payable, accrued expenses and other liabilities were higher than the related amount of expenses ($8.0 million), but were offset by the decrease in prepaid expenses and other items ($1.3 million).

Investing Activities
Net cash provided by investing activities totaled approximately $11.6 million during the year ended December 31, 2009.  Cash was provided by: the net proceeds from the sale of the MIVA Media business ($9.8 million), net proceeds from the sale of a patent ($0.4 million), and cash released from restriction ($2.0 million) as collateral for the secured line of credit agreement with Bridge Bank. Offsetting these sources was cash restricted to secure the credit limit for credit cards issued to us by Bridge Bank ($0.2 million) and the purchase of capital items ($0.03 million).

Net cash used in investing activities totaled approximately $5.2 million during the year ended December 31, 2008.   This use of cash was for the purchase of capital assets, including internally developed software.  We were also required to provide a restricted cash balance of $2.0 million under our Loan Agreement with Bridge Bank.

At December 31, 2009, our existing infrastructure used to support the development and delivery of our products and services is more than adequate for the foreseeable future.  Therefore the cash investment requirement 2010 is expected to be limited.  Additionally, we continuously review our strategy in an effort to enhance or refine our business model.  From time to time, we consider mergers and acquisitions that could require the use of cash or divesting non-core assets that alternatively could raise cash.  Currently, there are no immediate plans to engage in merger, acquisition, or divesture activity.

Financing Activities

Net cash used in financing activities totaled approximately $4.54 million during the year ended December 31, 2009.  This use of cash consisted of a one-time payment to pay off the secured line of credit agreement with Bridge Bank ($4.35 million) and cash used to pay the quarterly payments on the capital lease obligations ($0.19 million).

Net cash provided by financing activities totaled approximately $2.7 million during the year ended December 31, 2008.  We received proceeds of $4.0 under our Loan Agreement with Bridge Bank.  Offsetting thee proceeds, we used cash of approximately $0.5 million for payments on our capital lease obligations for the software and hardware related to our Transformation Project and approximately $0.8 million in fees associated with the loan from Bridge Bank.  We also incurred non-cash financing of approximately $1.8 million related to our two capital lease obligations.

Liquidity

We currently anticipate that our working capital of approximately $1.4 million, including unrestricted cash of approximately $4.8 million as of December 31, 2009, along with cash flows from operations, will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.  Our working capital is calculated by subtracting current liabilities from current assets on our balance sheet.  Our forecast for future liquidity and capital requirements is dependent on a number of factors, including our ability to monetize our products, our ability to retain our most significant customer, our ability to distribute our products, our ability to execute on our business plans, and our ability to meet financial forecasts. Based on the progressive improvements we achieved throughout 2009, the positive results in the fourth quarter of 2009, and the continuing positive trend so far in 2010, we expect to show positive liquidity throughout 2010.  Nevertheless, in the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions.  As we require additional capital resources, we may seek to sell additional equity or debt securities or draw down cash under our loan agreement.  The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  We also cannot assure you that we will be able to successfully address these factors or that, if our expectations are not met, we will have sufficient capital resources to meet our obligations.

In the ordinary course of business, we have provided indemnifications of varying scope and terms to advertisers, advertising agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements (including our recently executed MIVA Media Sale), services to be provided by us, or from intellectual property infringement claims made by third parties.  We may have future liabilities for some of these MIVA Media related indemnifications even though we have sold that division. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  We also have agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors,” in this annual report on Form 10-K.

CONTRACTUAL OBLIGATIONS

Operating leases

Our primary administrative, sales, customer service, and technical facilities are in a leased office facility in New York, New York.   Our New York office is approximately 10,700 square feet and the lease expires in January 2016.

We also lease approximately 22,000 square feet in Fort Myers, Florida, that served primarily as our headquarters and operations center for MIVA Media and the lease will expire in November 2012.  We sublease portions of our Fort Myers facility as set forth below.

Sublease income

In March 2009, in conjunction with the MIVA Media Sale, we licensed one floor in our office located in Fort Myers, Florida (approximately 11,000 square feet) to the buyer with the intent to convert into a sublease agreement upon receipt of landlord consent.  The term of the license agreement commenced on March 13, 2009, and it is expected to end on November 30, 2012.  The sublease payments are expected to be received over this term.

From August 2007 until December 2009, we had entered into a real estate sublease agreement with an unrelated party to sublease approximately 20,000 square feet of our office located in Fort Myers, Florida.  In December 2009, the lease was amended whereby the landlord entered into a direct lease arrangement with Vertro’s sublessor thereby relieving Vertro of any further contractual obligation for this space.

In February 2006 Vertro, through its then Searchfeed subsidiary, entered into a lease for office space in Bridgewater, NJ with an expiration date of February 2011.  In December 2008, a sublease was executed between Vertro and an unrelated party for the remaining life of the lease.  The sublease payments are expected to be received over this term.

Guaranteed Royalty Payments

We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents that were used in our MIVA Media operations, that are payable quarterly through August 2010.  In addition, we have ongoing royalty payments based on our use of those patents.   We are not currently using these patents in our operations.  Our rights and minimum payment obligations under this agreement were not assigned to or assumed by Adknowledge as part of the MIVA Media Sale. Therefore, since we would no longer be operating the MIVA Media business after the date of sale, the remaining minimum payments of approximately $1.0 million due by us under the agreement were accrued as of the date of the MIVA Media Sale, and are included in loss from discontinued operations for the year ended December 31, 2009.  At December 31, 2009, $0.4 million of minimum payments remain outstanding

The following table illustrates the above contractual obligations as of December 31, 2009 (in thousands):

Payments due by Period (in thousands)
		Due in	Due in	Due in	More than
	Total	2010	2011-2012	2013-2014	5 years
Operating Leases	$4,946	$1,171	$2,129	$1,050	$596
Sublease Income	(995)	(400)	(595)	-	-
Guaranteed Royalty Payments	400	400	-	-	-

Total	$4,351	$1,171	$1,534	$1,050	$596

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

Revenue

When an ALOT user clicks on a sponsored advertisement which is routed to a distribution partner’s network, revenues and related profit are recognized in the amount of ALOT’s share of the partner’s fee. Non-click-through-related revenue from ALOT resulting from a variety of search-related applications is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable customers and partners. Our allowance for bad debt must be considered from both a continuing and discontinued operational perspective.  A relatively small allowance for doubtful accounts has been recorded for continuing operations since there is minimal delinquency for all the customer accounts.  The discontinued operations allowance for the year ending December 31, 2009, primarily relates to all of the EU trade receivables that were considered uncollectible and resulted in a full allowance against these receivables at the date of the MIVA Media Sale.  With the sale of the MIVA Media in March 2009, we retained only the EU receivable accounts and their related allowance.  Subsequent to the sale, we were able to collect a portion of those receivables.   We will continue our EU collection efforts until the legal entities are liquidated.  The total allowance for doubtful accounts was approximately $0.7 million and $1.3 million as of December 31, 2009 and 2008, respectively, of which $0.02 million and $0.05 million related to the allowance for doubtful accounts associated with continuing operations. The following table illustrates the related bad debt expense (recovery) as a percentage of revenues from continuing operations for 2009 and 2008 (in thousands, except percentages):

	2009	2008
Revenues from continuning operations	$27,633	$41,291
Bad debt recovery from continuing operations	$(1)	$-
Bad debt recovery as a percent of revenue	0.0%	0.0%

Bad debt (recovery) expense - discontinued operations	$(13)	$804

The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations, or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances and an expense is recorded using a reserve rate based on the age of outstanding accounts receivable or when it is probable that a certain receivable will not be collected. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This uncollectible amount is written off against the allowance. If our billable customers’ ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary, which would result in an additional general and administrative expense in the period such determination was made.

Historically, our actual results have been consistent with these allowances. However, future changes in trends could result in a material impact to future consolidated statement of income and cash flows.  Based on the results of our continuing operations for the year ended December 31, 2009, a 25 point basis deviation from our estimates would have had a minimal effect on operating income.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized after considering the available positive and negative evidence.  This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies. As of December 31, 2009, we have deferred tax assets of $27.8 million offset by valuation allowances of $27.4 million, and deferred tax liabilities of approximately $0.4 million.

At December 31, 2009, we had a United States net operating loss (NOL) carry-forward of $59.5 million, of which $36.5 million can currently be used at an annual rate of $3.5 million pursuant to Internal Revenue Code Section 382.  The balance of the U.S. NOL was generated as a result of current operations from 2005 to 2009, and is not expected to be limited in usage.  We have U.K. NOL carry-forwards of $10.0 million.  As of December 31, 2009, the deferred tax assets from all remaining NOLs are fully offset by valuation allowances or deferred tax liabilities. Upon the adoption of new accounting guidance for business combinations on January 1, 2009, subsequent releases, if any, of valuation allowances established for deferred tax assets resulting from net operating loss carry-forwards at the time of acquisition will be recorded as a reductions of  the income tax provision.

The following table illustrates the effective total tax rates for 2009 and 2008 for continuing operations (in thousands, except percentages):

	2009	2008
Provision (benefit) for taxes	$(285)	$216
Loss before provision for income taxes	$(8,026)	$(19,347)
Effective tax rates	3.6%	-1.1%

Impairment Evaluations

We evaluate the recoverability of long-lived assets, including property, plant, and equipment and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform indefinite-lived impairment tests on an annual basis or more frequently in certain circumstances, if necessary. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets, or the strategy for the overall business, significant decrease in the market value of the assets, declines in our market capitalization below our book value, and significant negative industry or economic trends. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of a long-lived asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

Goodwill, other indefinite lived intangible asset, and other long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future discounted and undiscounted cash flows over the remaining useful life of the asset.  Those models require estimates of future revenue, profits, capital expenditures, and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, and industry data.  Discounted cash flows are calculated using a discount rate determined by management to be commensurate with the risk inherent in the current business model. Determining the fair value of reporting units and goodwill includes significant judgment by management and different judgments could yield different results. If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

As disclosed in Note D to our consolidated financial statements, Impairment of Goodwill, Other Intangibles, and Long-lived Assets, we recorded total goodwill and other tangible asset impairment charges of $18.7 million in the fourth quarter of 2008.  This amount consists of $14.7 million of goodwill impairment charges, $1.1 million of other indefinite lived intangible asset impairment, and $2.9 million of long lived asset impairment.  Of the total, $10.8 million related to and is classified in discontinued operations.

As of December 31, 2008, we have no remaining recorded goodwill or other indefinite lived intangible assets.

Share-Based Compensation

Share-based compensation is estimated at the grant date based on the award’s fair value as calculated by option-pricing models and is recognized as expense over the requisite service period.  The option-pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life.  If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

We have elected to adopt the alternative transition method for calculating the tax effects of share-based compensation.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards. See Note F to the consolidated financial statements, Accounting for Share-Based Compensation, for a further discussion of share-based compensation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Risk

As a result of the sale of the MIVA Media, we have terminated EU centered operations.  However, as part of the sale, certain assets and liabilities were retained by us, and these items will continue to be subject to foreign currency risk until the EU legal entities can be liquidated.

Our international operations are subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility when compared to the United States. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Foreign exchange rate fluctuations may adversely affect our consolidated financial position as well as our consolidated results of operations. Foreign exchange rate fluctuations may adversely impact our financial position as the assets and liabilities of our foreign operations are translated into U.S. dollars in preparing our consolidated balance sheet. Our exposure to international exchange rate fluctuations arises in part from intercompany accounts where costs were incurred in the United States or the United Kingdom and subsequently charged to our subsidiaries. These intercompany accounts were typically denominated in the functional currency of the international subsidiary. The effect of foreign exchange rate fluctuations on our consolidated financial position for the years ended December 31, 2009 and 2008, was a net translation gain of approximately $0.5 million and $6.1 million, respectively. These gains were recognized as an adjustment to stockholders’ equity through accumulated other comprehensive income until the date of the MIVA Media sale, at which time the U.S. dollar became the functional currency of our EU entities. Subsequent to the date of the MIVA Media sale, and with the U.S. dollar becoming the functional currency, the effects of exchange rate fluctuations as it relates to the intercompany accounts is now reflected in our consolidated statement of operations.  Additionally, other foreign exchange rate fluctuations may impact our consolidated results from operations for ongoing transactions related to our EU liquidation process and for asset and liability account balances retained in the post MIVA Media sale period.  The balance of foreign currency translation adjustments of $12.9 million accumulated through the date of the MIVA Media sale reflected in the December 31, 2009 consolidated balance sheet as accumulated other comprehensive income, will be reflected in discontinued operations when the retained assets of the foreign subsidiaries are substantially liquidated.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to Consolidated Financial Statements table of contents.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

An internal control material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention of those responsible for oversight of the company’s financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2009, we implemented new accounting software replacing older software that was more suited for our sold operations.  The same internal controls over financial reporting that were used with the old accounting system were deployed for the new system with only minor changes being made to accommodate the different methods of operations between the two accounting software packages.  We have made no substantive changes in our internal control over financial reporting in connection with our fourth quarter 2009 evaluation that would materially affect, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)    The following financial statements are included in this report under Item 8:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of December 31, 2009 and 2008.

•	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2009 and 2008.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

•	Notes to the Consolidated Financial Statements.

(2)    None

(b) The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

2.1	u	Certificate of Ownership and Merger, Merging MIVA Name Change, Inc. into MIVA, Inc.

2.2	k*
Asset Purchase Agreement dated March 12, 2009 among Vertro, Inc. (formerly known as MIVA, Inc.), B & B Advertising, Inc., MIVA (UK) Limited, U.S. Acquisition Sub, Inc., Ajax Media Ltd., and Adknowledge, Inc.

2.3	cc	Certificate of Ownership and Merger, merging MIVA Renaming Corp. into Findwhat.com.

3.1	b	Amended and Restated Certificate of Incorporation of Vertro, Inc. (formerly known as FindWhat.com, Inc.).

3.2	b	Amended and Restated By-laws of Vertro, Inc. (formerly known as FindWhat.com, Inc.).

10.1	p+	Executive Employment Agreement with Lowell Robinson.

10.2	p+	Executive Employment Agreement between Vertro, Inc. (formerly known as FindWhat.com) and John Pisaris.

10.3	p+	2007 Long Term Incentive Compensation Program dated May 11, 2007.

10.3	t+	Description of the Material Terms of the Vertro (formerly known as MIVA, Inc.) 2009 Bonus Program.

10.4	c+	Vertro, Inc. (formerly known as Findwhat.com) 1999 Stock Incentive Plan, as amended.

10.5	d*	Settlement and License Agreement with Overture Services, Inc. and Yahoo! Inc.

10.6	d+	Executive Employment Agreement between Vertro, Inc. (formerly known as MIVA, Inc.) and Peter Corrao.

10.7	e+	Form of Non-Qualified Stock Option Agreement.

10.8	f+	Service Based RSU Agreement for 2006 Stock Award and Incentive Plan.

10.9	j+	Performance Based RSU Agreement for 2006 Stock Award and Incentive Plan.

10.10	g+	Vertro, Inc. (formerly known as MIVA, Inc.) 2006 Stock Award and Incentive Plan.

10.11	i
Lease dated February 29, 2000 by and between Alot, Inc. (formerly Comet Systems, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, a religious corporation in the State of New York, including the previous amendment dated August 8, 2000.

10.12	i
Lease Modification and Extension Agreement by and between Alot, Inc.(formerly known as MIVA Direct, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, dated February 23, 2006.

10.13	j	Colonial Bank Plaza Office Building Lease, dated January 31, 2002, as amended.

10.14	v+	Vertro, Inc. (formerly known as MIVA, Inc.) Policy for Compensation For Independent Members of the Board of Directors, as amended and restated June 3, 2009.

10.15	l+	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.16	w	Third Amendment to Colonial Bank Plaza Office Building Lease, dated December 18, 2009.

10.17	x	Business Financing Agreement, dated December 17, 2009, among Vertro, Inc., Alot, Inc. and Bridge Bank N.A. and related Intellectual Property Security Agreement.

10.18	o+	Form of Incentive Stock Option Agreement.

10.19	r+	Form of Performance Based RSU Agreement for the Vertro, Inc. (formerly known as MIVA, Inc.) 2006 Stock Award and Incentive Plan.

10.20	s*	Master Services Agreement and Statements of Work between Vertro, Inc. (formerly known as MIVA, Inc.) and Perot Systems Corporation dated May 11, 2007.

10.21	bb	Amendment No. 1 to the Agreement and Work Order No. 3 dated September 1, 2008 between Vertro, Inc. (formerly known as MIVA, Inc.) and Perot Systems Corporation.

10.22	bb	Amendment No. 2 to the Agreement and Work Order No. 3 dated February 1, 2009 between Vertro, Inc. (formerly known as MIVA, Inc.) and Perot Systems Corporation.

10.23	o+	Vertro, Inc. (formerly known as FindWhat.com) 2004 Stock Incentive Plan.

10.24	m+	Executive Employment Agreement with Subhransu “Brian” Mukherjee.

The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

10.25	o+	Form of Stock Option Agreement for the Vertro (formerly known as FindWhat.com) 2004 Stock Incentive Plan.

10.26	t+	Amendment to Employment Agreement with Lowell Robinson.

10.27	t+	Amendment to Employment Agreement with Subhransu “Brian” Mukherjee.

10.28	bb	Amended and Restated Google Services Agreement dated November 10, 2008 between Vertro, Inc. (formerly known as MIVA, Inc.) and Google, Inc.

10.29	bb	Google Services Agreement Order Form dated November 10, 2008 between Vertro, Inc. (formerly known as MIVA, Inc.) and Google, Inc.

10.31	aa+	Description of the Material Terms of the Amended and Restated Vertro 2009 Bonus Program.

10.32	t+	Amendment I to Employment Agreement with John B. Pisaris.

10.33		Reserved.

10.34	t+	Amendment I to Employment Agreement with Peter Corrao.

10.35	t+	First Amendment to Vertro, Inc. (fka FindWhat.com, Inc.) 1999 Stock Incentive Plan.

10.36	t+	First Amendment to Vertro, Inc. (fka FindWhat.com, Inc.) 2004 Stock Incentive Plan.

10.37	t+	First Amendment to Vertro, Inc. 2006 Stock Award and Incentive Plan.

10.38	+	Summary of the Material Terms of the Vertro Inc. 2009 Long Term Incentive Compensation Program.

14.1	n	Code of Ethics

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

a.	Incorporated by reference to the exhibit previously filed on June 16, 2005 with Vertro's Form 8-K/A.

b.	Incorporated by reference to the exhibit previously filed on September 3, 2004 with Vertro's Form 8-K.

c.	Incorporated by reference to the exhibit previously filed on March 17, 2004 with Vertro's Form S-8.

d.	Incorporated by reference to the exhibit previously filed on November 9, 2005 with Vertro's Form 10-Q.

e.	Incorporated by reference to the exhibit previously filed on August 6, 2004 with Vertro's Form 10-Q.

f.	Incorporated by reference to the exhibit previously filed on November 13, 2006 with Vertro's Form 10Q/A.

g.	Incorporated by reference to the exhibit previously filed on August 22, 2006 with Vertro's Form 8-K.

h.	Incorporated by reference to the exhibit previously filed on March 14, 2008 with Vertro's Form 10-K.

i.	Incorporated by reference to the exhibit previously filed on March 1, 2006 with Vertro's Form 8-K.

j.	Incorporated by reference to the exhibit previously filed on November 6, 2002 with Vertro's Form 10-QSB.

k.	Incorporated by reference to the exhibit previously filed on March 18, 2009 with Vertro's Form 8-K.

l.	Incorporated by reference to the exhibit previously filed on June 20, 2006 with Vertro's Form 8-K.

m.	Incorporated by reference to the exhibit previously filed on July 14, 2006 with Vertro's Form 8-K.

n.	Incorporated by reference to the exhibit previously filed on March 5, 2004 with Vertro's Form 10-K.

o.	Incorporated by reference to the exhibit previously filed on March 16, 2005 with Vertro's Form 10-K.

p.	Incorporated by reference to the exhibit previously filed on March 16, 2007 with Vertro's Form 10-K.

q.	Incorporated by reference to the exhibit previously filed on December 19, 2007 with Vertro's Form 8-K

r.	Incorporated by reference to the exhibit previously filed on December 21, 2007 on Vertro's Form 8-K.

s.	Incorporated by reference to the exhibit previously filed on August 8, 2007 with Vertro's Form 10-Q.

t.	Incorporated by reference to the exhibit previously filed on December 23, 2008 with Vertro's Form 8-K.

u.	Incorporated by reference to the exhibit previously filed on June 30, 2009 with Vertro's Form 8-K.

v.	Incorporated by reference to the exhibit previously filed on November 12, 2009 with Vertro's Form 10-Q.

w.	Incorporated by reference to the exhibit previously filed on December 24, 2009 with Vertro's Form 8-K.

x.	Incorporated by reference to the exhibit previously filed on February 2, 2010 with Vertro’s Form 8-K.

aa.	Incrporated by reference to the exhibit previously filed on July 2, 2009 with Vertro's Form 8-K.

bb.	Incorported by reference to the exhibit previously filed on March 31, 2009 with Vertro's Form 10-K.

cc.	Incorporated by reference to the exhibit previously filed on June 9, 2009 with Vertro’s Form 8-K.

+	Management compensatory contract or plan.

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

Vertro, INC.

Date: March 25, 2010	By:	/s/ Peter A. Corrao
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March 2010.

Signature	Title

/s/ Peter A. Corrao	President, Chief Executive Officer, and Director
Peter A. Corrao	(principal executive officer)

/s/ Michael Cutler	Chief Financial Officer
Michael Cutler	(principal financial and accounting officer)

*/s/ Lawrence Weber *	Chairman of the Board of Directors
Lawrence Weber

*/s/ Gerald W. Hepp *	Director
Gerald W. Hepp

*/s/ Joseph P. Durrett *	Director
Joseph P. Durrett

*/s/ Adele Goldberg *	Director
Adele Goldberg

*/s/ Lee S. Simonson *	Director
Lee S. Simonson

*By: /s/ Peter A. Corrao	Attorney-in-Fact

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	50

Consolidated Balance Sheets as of December 31, 2009 and 2008	51

Consolidated Statements of Operations for each of the two years in the period ended December 31, 2009	52

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for each of the two years in the period ended December 31, 2009	53

Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2009	54

Notes to Consolidated Financial Statements	55

Financial Statement Schedules:

All schedules are omitted because they are not required for a smaller reporting company.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Vertro, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Vertro, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2009.    These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertro, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida	/s/ BDO Seidman, LLP
March 25, 2010	Certified Public Accountants

Vertro, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,	December 31,
ASSETS	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$4,837	$6,699
Accounts receivable, less allowances of $679 and $1,242 at December 31, 2009 and 2008.	3,041	11,204
Deferred tax assets	-	167
Income tax receivable	695	247
Prepaid expenses and other current assets	651	1,584

TOTAL CURRENT ASSETS	9,224	19,901

Property and equipment, net	71	4,975
Restricted cash	200	2,000
Other assets	517	703

TOTAL ASSETS	$10,012	$27,579

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,706	$6,609
Accrued expenses	2,778	9,620
Current portion of long-term debt	-	783
Income tax payable	299	-
Deferred revenue	25	1,914

TOTAL CURRENT LIABILITIES	7,808	18,926

Deferred tax liabilities long-term	-	167
Long-term debt	-	4,595
Other long-term liabilities	1,365	1,305

TOTAL LIABILITIES	9,173	24,993

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	-	-
Common stock, $.001 par value; authorized, 200,000 shares; issued 35,642 and 34,480 respectively; outstanding 33,852 and 32,731, respectively	35	34
Additional paid-in capital	270,690	268,841
Treasury stock; 1,790 and 1,749 shares at cost, respectively	(6,722)	(6,719)
Accumulated other comprehensive income	12,914	12,393
Accumulated Deficit	(276,078)	(271,963)

TOTAL STOCKHOLDERS' EQUITY	839	2,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,012	$27,579

The accompanying notes are an integral part of these consolidated statements.

Vertro, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2008

Revenues	$27,633	$41,291
Cost of services	1,767	2,352
Gross profit	25,866	38,939

Operating expenses
Marketing, sales, and service	22,597	28,269
General and administrative	8,521	14,808
Product development	2,452	3,562
Amortization	146	1,364
Impairment loss on goodwill and other assets	-	7,927
Restructuring Charges	(15)	634
Litigation Settlement	-	1,875

Total operating expenses	33,701	58,439

Loss from operations	(7,835)	(19,500)
Other Income	360	-
Interest income (expense), net	(75)	153
Exchange rate loss	(476)	-

Loss before provision for income taxes	(8,026)	(19,347)

Income tax expense (benefit)	(285)	216

Net loss from continuing operations	(7,741)	(19,563)

Loss from discontinued operations, net of income taxes	(3,513)	(25,890)

Gain on Sale of discontinued operations, net of income taxes	7,139	-

Net loss	$(4,115)	$(45,453)

Basic and Diluted Earnings (loss) per share
Continuing operations	$(0.23)	$(0.60)
Discontinued operations	$0.11	$(0.79)
Total Earnings (loss) per share	$(0.12)	$(1.39)

Weighted-average number of common shares outstanding
Basic	33,648	32,621
Diluted	33,648	32,621

The accompanying notes are an integral part of these consolidated statements.

Vertro, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year Ended
	December 31,
	2009	2008

Common stock

Balance, beginning of year	$34	$34
Common stock issued related to restricted stock unit issuances	1	-
Balance, end of year	$35	$34

Additional paid-in-capital
Balance, beginning of year	$268,841	$265,721
Compensation charge related to restricted stock unit issuance and non-employee options	1,849	3,120
Balance, end of year	$270,690	$268,841

Treasury stock
Balance, beginning of year	$(6,719)	$(6,694)
Treasury stock received to satisfy receivables	(3)	(25)
Balance, end of year	$(6,722)	$(6,719)

Accumulated deficit
Balance, beginning of year	$(271,963)	$(226,514)
Equity Transition Adjustment		4
Net loss	(4,115)	(45,453)
Balance, end of year	$(276,078)	$(271,963)

Accumulated other comprehensive income
Balance, beginning of year	$12,393	$6,294
Foreign currency translation adjustment	521	6,099
Balance, end of year	$12,914	$12,393
Stockholders’ Equity	$839	$2,586

Comprehensive loss
Net loss	$(4,115)	$(45,453)
Other comprehensive income foreign currency translation	521	6,099
Comprehensive loss	$(3,594)	$(39,354)

	Number of Shares
Common stock
Balance, beginning of year	34,480	33,934
Common stock issued related to restricted stock unit issuances	1,162	546
Balance, end of year	35,642	34,480
The accompanying notes are an integral part of these consolidated statements.

Vertro, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended
	ended December 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(4,115)	$(45,453)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Provision recovery for doubtful accounts	(14)	804
Depreciation and amortization	474	4,069
Impairment loss on goodwill and other assets	-	18,725
Write-off of deferred financing costs	560	-
Equity based compensation	1,850	3,120
Foreign Exchange Loss	476	-
Gain on sale of business	(7,139)	(75)
Gain on sale of patent	(360)	-
Changes in operating assets and liabilities
Accounts receivable	4,784	1,764
Prepaid expenses and other current assets	(18)	1,226
Income taxes receivable less payable	(149)	174
Deferred revenue	(1,889)	(1,221)
Other Assets	54
Accounts payable, accrued expenses and other liabilities	(3,672)	(7,990)

Net Cash (used in) operating activities	(9,158)	(24,857)

Cash Flows from Investing Activities
Release (provision) of line of credit restricted collateral	2,000	(2,000)
Net increase for cash restricted to secure credit cards	(200)	-
Net proceeds from sale of business	9,770	-
Net Proceeds from sale of patent	360
Purchase of capital items including internally developed software	(334)	(3,190)

Net Cash provided by (used in) investing activities	11,596	(5,190)

Cash Flows from Financing Activities

Proceeds (repayment) of secured line of credit	(4,351)	3,204
Payments made on notes payable and capital leases	(186)	(476)

Net Cash provided by (used in) financing activities	(4,537)	2,728

Effect of Foreign Currency Exchange Rates	237	4,113

Decrease in Cash and Cash Equivalents	(1,862)	(23,206)

Cash and Cash Equivalents, Beginning of year	6,699	29,905

Cash and Cash Equivalents, End of year	$4,837	$6,699

The accompanying notes are an integral part of these consolidated statements.

Vertro, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS

Vertro, Inc., together with its wholly-owned subsidiaries, collectively, the “Company,” “we,” “us” or “Vertro,” is an online media and advertising network company.

In 2009, we offered a range of products and services through two divisions – ALOT and MIVA Media (which was sold in the MIVA Media Sale on March 12, 2009.  See Note C – Sale of MIVA Media and Discontinued Operations).

ALOT.com
ALOT offers homepage, desktop application, and Internet browser toolbar products under the ALOT brand. Our customizable ALOT Homepage, ALOT Desktop and ALOT Toolbar products are designed to make the Internet easy for consumers by providing direct access to affinity content and search results. These products generate over two million Internet searches per day.

MIVA Media
Prior to the MIVA Media Sale, MIVA Media was an auction based pay-per-click advertising network that we operated across North America and in Europe.  MIVA Media connected buyers and sellers online by displaying advertisements in response to consumer search or browsing activity on select Internet properties.

The majority of ALOT.com revenue is generated through Internet search queries. Each of our products includes a search box that generates search queries to our website http://search.alot.com where we serve algorithmic and sponsored search listings through our contractual relationships with third-party providers. When consumers conduct web searches through our products and subsequently click-through on relevant ad listings, we earn a percentage of the total click-through revenue provided by the third-party providers that serviced the advertisement. Our search revenue is not subject to further revenue share arrangements and we recognize 100% of the revenue earned.  In addition to search revenue, our ALOT products display third-party content through buttons.  Some of these buttons generate Internet traffic that is monetized through pay-per-click and cost-per-action relationships with publishing partners and advertisers. Our website page-views are also monetized through cost-per-thousand display ads. We also are able to utilize user behavioral data to improve the targeting of our product offerings and to generate other forms of revenue. As we continue to build a consumer audience in various marketable affinity segments, we believe we will be positioned to monetize our properties through behavioral, video and other new advertising formats.

Prior to the sale of the MIVA Media assets to Adknowledge on March 12, 2009, we derived MIVA Media revenue primarily from online advertising by delivering relevant contextual and search ad listings to our third-party ad network and our consumer audiences on a performance basis. Marketers only paid for advertising when a predetermined action occurred, such as when an Internet user clicked on an ad.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of Vertro, Inc. and our wholly-owned domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

Liquidity

Despite our negative operating performance in 2009 and 2008, we currently anticipate that our working capital of approximately $1.4 million, including cash of approximately $4.8 million as of December 31, 2009, along with cash flows from operations, will be sufficient to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.

In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions.  Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies, or businesses.  As we require additional capital resources, we may seek to sell additional equity or debt securities or look to borrow against our financed receivable loan agreement.  The sale of additional equity or convertible debt securities would result in dilution to existing stockholders.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

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

Revenue Recognition

When an ALOT user clicks on a sponsored advertisement on a partner’s network, revenues are recognized in the amount of the partner’s fee due to ALOT. Non-click-through-related revenue from ALOT is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is reasonably assured.

In our MIVA Media Division, revenue was generated primarily from click-throughs on our managed advertisers’ paid listings. When an Internet user clicked on a keyword advertisement, revenue was recognized in the amount of the advertiser’s bid price. We recorded the MIVA Media click-through revenue gross, and private label revenue net. As a result of the MIVA Media sale, revenue recorded from the MIVA Media Division is now included as part of discontinued operations for all periods presented.

Cost of Services

Our cost of services consists of infrastructure, personnel, and backfill expenses directly related to the production, distribution and usage of our ALOT products.

Cash and Cash Equivalents

Cash consisted of highly liquid investments.  We did not maintain a balance in short-term investments as of December 31, 2009 or 2008.

Allowance for Doubtful Accounts

We record our allowance for doubtful accounts based on our assessment of various factors.  We consider historical experience, the age of the accounts receivable balances, the credit quality of our customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and accounts receivable. As of December 31, 2009, substantially all of our cash was on deposit with a single financial institution.  As of December 31, 2009, our cash and restricted cash with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States. As of December 31, 2009, one customer (Google) accounted for approximately 81% of the accounts receivable balance and represented approximately 91% of consolidated revenues from continuing operations for 2009. This same customer, as of December 31, 2008, represented approximately 22% of the consolidated accounts receivable balance, 88% of the continuing accounts receivable balance, and approximately 94% of the continuing revenues for 2008.  The 2008 accounts receivable balance represents balances arising prior to the sale of Media Assets and includes MIVA Media balances.

Fair Value of Financial Instruments

At December 31, 2009, our financial instruments included cash and cash equivalents, accounts receivable, and accounts payable.  At December 31, 2008 our financial instruments included cash and cash equivalents, accounts receivable, accounts payable, and other long-term debt, including approximately $4.0 million under our credit facility with Bridge Bank that was entered into on November 7, 2008 and repaid in March 2009.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Capitalized Software

Product development costs for internal use software are expensed as incurred or capitalized into property and equipment in accordance with applicable accounting guidance, which requires that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful life of two to five years using the straight line method.  In 2009 there was no amortization of capitalized software costs due to the full amortization or impairment of previously capitalized software costs in 2008, and the Transformation Project (see Note E) had not been placed in service prior to its inclusion in the sale of the MIVA Media assets.  In 2008, the amortization of capitalized costs totaled approximately $2.2 million, of which $0.8 million is included in loss from discontinued operations and $1.4 million is included in continuing operations.

Comprehensive Loss
Total comprehensive loss is comprised of net loss shown in the consolidated statement of operations and net foreign currency translation adjustments..  Total comprehensive loss for the year ended December 31, 2009 and 2008, was $(3.6) million and $(39.4) million, respectively.

Accumulated Other Comprehensive Income
At December 31, 2009, Accumulated Other Comprehensive Income, which is shown in the equity section of the consolidated balance sheet, is an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million.  The sale of MIVA Media on March 12, 2009, did not include the transfer to the buyer of any significant assets or liabilities of our foreign subsidiaries.  We will release the $12.9 million of related currency translation adjustments from Accumulated Other Comprehensive Income into discontinued operations in the consolidated statement of operations when the retained foreign entity assets are substantially liquidated.

Advertising Costs

Advertising costs are expensed as incurred, and are included in Marketing, Sales and Service expense. We incurred approximately $21.0 million and $26.5 million in advertising expense during 2009 and 2008, respectively. The majority of this was spent on keyword and display advertising that we used to promote downloads of our consumer software products in 2009 and 2008.

Income Taxes

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. See Note P – “Income Taxes” for additional information.

Property and Equipment

Equipment and furniture are stated at cost.  In the case of items acquired as a part of business acquisitions, cost is recorded at fair value on the date of acquisition. Equipment and furniture are depreciated using the straight-line method over the estimated useful lives for the respective assets, which range from two to five years. Depreciation expense consists of depreciation of computer equipment and furniture. Improvements to leased premises are capitalized and amortized over the shorter of the related lease term or the useful lives of the improvements, which periods range from three to ten years.

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

We evaluate the recoverability of long-lived assets, including property and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Additionally, on an annual basis, we review the useful lives of these assets to ensure they remain appropriate. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, an increase in competition or loss of affiliates, or significant negative industry or economic trends. When we determine that the carrying amount of long-lived assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of a long-lived asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

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

Share Based Compensation

We used the modified-prospective-transition method in connection with the adoption of fair value recognition provisions for share based compensation expense.  Under that transition method, compensation cost recognized in 2008 and 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimate previously established; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimates.

Foreign Currency Translation

As a result of the sale of MIVA Media, we have terminated EU centered operations and all operations are now centered in the U.S.  As a result, the U.S. dollar has become the functional currency for all operations.  Effective April 1, 2009, we are recording all current foreign currency translation adjustments in current period income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale, which is reflected in the balance sheet as accumulated other comprehensive income, will be reflected in discontinued operations when the retained foreign entities are substantially liquidated.

Operating Leases

We lease office space under operating lease agreements with remaining lease periods of up to 6 years.  Certain of the lease agreements contain rent holidays and rent escalation provisions.  Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term.  The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.  Lease renewal periods are considered on a lease-by-lease basis and generally are not included in determining the initial lease term rent expense.

New Accounting Pronouncements
On July 1, 2009, the FASB Accounting Standards Codification was issued.  Upon release of the Codification all previously existing non-governmental GAAP standards were superseded.  The Codification was established as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, along with the rules and interpretive releases of the SEC, as authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  Subsequently, the FASB will issue Accounting Standards Updates (“ASU”) to the Codification and will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  The Codification, which was effective for us in the third quarter of 2009, does not have a material impact on our consolidated financial statements.

In December 2007, new accounting standards were issued regarding non-controlling interests in consolidated financial statements. These rules establish accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The new rules are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited.  Our adoption of these rules on January 1, 2009, did not have a material effect on our financial position or results of operations.

In December 2007, a revision of accounting standards for “Business Combinations” was issued. (The substance of the revised accounting rules can be found in the Business Combinations Topic of the FASB Accounting Standards Codification.) The revised standards establish the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. These standards are to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, with early adoption prohibited. Previously, any release of valuation allowances for certain deferred tax assets would serve to reduce goodwill whereas under the new standard any release of valuation allowances related to acquisitions currently or in prior periods will serve to reduce our income tax provision in the period in which the reserve is released.  Additionally, under the revised accounting standards transaction related expenses, which were previously capitalized as "deal cost," will be expensed as incurred.  We had no capitalized deal costs or acquisitions pending at December 31, 2008. Therefore, we did not have any transition adjustments resulting from our adoption of the revised standards on January 1, 2009.

In April 2009, related Business Combination accounting standards were adopted that deal with accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  These related rules amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  These standards are effective for fiscal years beginning on or after December 15, 2008.  The adoption of these rules by us on January 1, 2009, did not have a material effect on our financial position or results of operations.

In June 2009, accounting standards were issued related to “Subsequent Events”. These standards incorporate the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. They also require entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. These standards are effective for all interim and annual periods ending after June 15, 2009. Our adoption of these standards upon issuance had no material impact on our consolidated financial statements.

In August 2009, standards were established for Measuring Liabilities at Fair Value that clarified how to measure the fair value of liabilities in circumstances when a quoted price in an active market for the identical liability is not available.  The new standards are effective for the first reporting period beginning after the issuance of this standard. We are currently evaluating the impact that the adoption of the new standards will have on our consolidated financial statements.

In October 2009, new standards were established for Multiple-Deliverable Revenue Arrangements that address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The standards are effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010, however early adoption is permitted. We are currently evaluating the impact that the adoption of these standards will have on our consolidated financial statements.

NOTE C – SALE OF MIVA MEDIA AND DISCONTINUED OPERATIONS

March 2009 MIVA Media

On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. (“Adknowledge”) and certain of its subsidiaries pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media Division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of a software lease of approximately $0.3 million, less post-closing adjustments of approximately $0.7 million. We retained certain assets and liabilities, including assets and liabilities of the MIVA Media division in France.  The sale resulted in a gain of approximately $7.1 million during the year ended December 31, 2009 (the “MIVA Media Sale”).  We incurred approximately $1.3 million of legal and financial advisory fees in connection with the MIVA Media Sale, which are included in the net gain on sale.

In addition, in connection with the MIVA Media Sale, we agreed to provide to and receive from Adknowledge certain transition services which were substantially complete as of November 30, 2009..

As a result of the MIVA Media Sale and our decision during March 2009 to cease operations of the MIVA Media division in France, the operations of the MIVA Media division, including those in France, are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented.  Income tax expense (benefit) of $0.0 and $(0.6) million have been allocated to discontinued operations.

	For the Year Ended December 31,
	2009	2008

Revenue from discontinued operations	$11,888	$75,875

Loss from discontinued operations	(3,513)	(25,890)
Gain on Sale of discontinued operations	7,139	-
Net gain (loss)	$3,626	$(25,890)

The following is a summary of the net assets sold in the MIVA Media Sale as of the March 12, 2009, closing date:

Accounts receivable, net	$3,379
Prepaid Expenses and Other Receivables	523
Property and Equipment, net	4,760
Accounts payable, accrued expenses and other current liabilities	(3,903)
Long-term debt	(643)
Deferred Revenue	(1,272)

Net Assets sold	$2,844

As of December 31, 2008, the MIVA Media Sale was not yet considered probable, therefore, the assets and liabilities of the division were classified as held and used in the accompanying balance sheet.  The approximate amount of major classes of assets and liabilities included as part of the disposal group in the consolidated balance sheet at December 31, 2008 are as follows:

Current Assets	$4,119

Property and equipment, net	4,737

Current liabilities	5,150

Long-term debt	1,378

NOTE D–IMPAIRMENT OF GOODWILL, OTHER INTANGIBLES, AND LONG-LIVED ASSETS

We had no impairment losses in 2009 as the carrying value of all of our goodwill and other indefinite lived intangible assets was reduced to zero as of December 31, 2008.

During the fourth quarter of 2008, in connection with our annual impairment testing, we performed a step 1 impairment test of our two reporting units, Searchfeed and ALOT, with remaining recorded indefinite lived intangible assets and goodwill for potential impairment.  The fair value estimates used in the initial impairment test were based on market approaches and the present value of future cash flows.  As a result of this analysis, we determined that the carrying values of the reporting units exceeded their estimated fair values which could result in potential impairment.  We then performed an assessment of the long-lived assets of our Searchfeed and ALOT divisions and determined these assets were impaired.  Accordingly, in the fourth quarter of 2008, we recorded approximately $2.9 million in non-cash impairment charges to reduce the carrying value of the remaining long-lived tangible and intangible assets to their estimated fair values.  We then performed a step 2 impairment test to determine if the remaining carrying values of recorded goodwill and other indefinite lived intangible assets in these divisions was impaired.  The step 2 impairment test resulted in a non-cash impairment charge of $14.7 million and $1.1 million, respectively, to reduce the carrying value of goodwill and other indefinite lived intangible assets to their implied fair value.  Total impairment charges of $7.9 million related to the ALOT reporting unit are included in operating expenses of continuing operations in 2008, and 10.8 million of impairment charges related to the Searchfeed reporting unit, which was part of the MIVA Media business, are included in discontinued operations in 2008.  As a result of these impairment charges, the carrying value of all of our goodwill and other indefinite lived intangible assets was reduced to zero as of December 31, 2008.

We will continue to assess the potential of impairment for other long-lived assets in future periods.  Should our business prospects change, and our expectations for acquired business be further reduced, or other circumstances that affect our business dictate, we may be required to recognize additional impairment charges.

NOTE E – RESTRUCTURING AND MASTER SERVICES AGREEMENT

Restructuring –2009

During 2009, approximately $0.6 million in additional future severance payments were accrued as a restructure reserve and are included in loss from discontinued operations. Of that amount, $0.3 million is expected to be paid by April 2010 and $0.2 million by year end 2010.

Restructuring – August 2008 United Kingdom, Germany, France, and Spain Operations

On August 21, 2008, we initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office resulting in a total charge of approximately $3.2 million.  The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third parties.   Payments for the restructuring totaled approximately $2.1 million in 2008, with the remaining $1.1 million paid in 2009.

Restructuring – June 2008

On June 17, 2008, we initiated a restructuring plan in order to maximize efficiencies, eliminate certain unprofitable operations, and better position us for the future, including the closure of our MIVA Media Italian operations. We developed a formal plan that included the identification of a workforce reduction totaling 30 employees and cash payments totaling approximately $1.0 million that was completed in February 2009.  Of the $1.0 million in cash to be paid, $0.6 million was related to restructuring and $0.4 million to the discontinued operations related to closing our MIVA Media Italian operation.  Payments for the restructuring totaled approximately $0.3 million in 2008, with the remaining $0.5 million paid in 2009.

Restructuring - February 2008

On February 19, 2008, we announced a restructuring plan aimed at continued reduction of the overall cost structure of the Company, which was designed to align the cost structures of our U.S. and U.K. operations with the operational needs of these businesses.  We developed a formal plan that included the identification of a workforce reduction totaling 8 employees, all of which involved a restructuring accrual of approximately $0.1 million.  The cash payment related to this restructuring was completed by June 2008.

The following reserve for restructuring is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2009 and 2008 (in thousands):

	Employee Severance	Other Charges	Total

Balance as of December 31, 2007	$0.1	$-	$0.1
Restructuring charges in 2008	3.0	1.1	4.1
Adjustments in 2008	(0.1)	(0.2)	(0.3)
Cash payments in 2008	(1.9)	(0.4)	(2.3)
Balance as of December 31, 2008	$1.1	$0.5	$1.6
Restructuring charges in 2009	0.6	-	0.6
Cash payments in 2009	(1.2)	(0.5)	(1.7)
Balance as of December 31, 2009	$0.5	$-	$0.5

Master Services Agreement and Transformation Project

On May 11, 2007, we entered into a master services agreement (the "Master Services Agreement") with Perot Systems Corporation ("Perot Systems"), pursuant to which we outsourced certain of our information technology infrastructure services, application development and maintenance, MIVA Media US support services, and transactional accounting functions.

The Master Services Agreement had a term of 84 calendar months commencing June 1, 2007, unless earlier terminated or extended pursuant to its terms. Aggregate fees payable by us to Perot Systems under the Master Services Agreement were originally expected to be approximately $41.8 million, but as a result of the August 2008 amendment to the Master Services Agreement, the total was reduced to approximately $37.9 million. As of December 31, 2008, we incurred approximately $12.6 million of operating expenses for services received under the agreement since the agreement's inception.

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot Systems, pursuant to which we were to pay Perot Systems to develop a new global advertiser and distribution partner application called the "Transformation Project". The Transformation Project involved the development and implementation of one enhanced consolidated global system to replace MIVA Media's existing Internet advertising management and distribution partner management systems. As of the March 12, 2009, MIVA Media Sale, in connection with the Transformation Project, we had incurred approximately $2.4 million of costs, including $1.9 million of cost with Perot Systems, and $0.5 million of internal development costs, all of which was capitalized and was to be amortized over the five year estimated useful life of the software once it was placed in service. This Transformation Project was sold in March 2009 as part of the MIVA Media Sale.

On February 1, 2009, we entered into an amendment to the Master Services Agreement. Under the terms of the amendment, the Master Services Agreement expired on April 30, 2009, and certain other provisions of the Master Services Agreement were either modified or terminated. In connection with the amendment, we issued a letter of credit to Perot Systems for approximately $1.0 million for a portion of the remaining application development costs related to the Transformation Project. Additionally, we incurred approximately $0.6 million in fees for transition services through April 2009 under the amendment. As of December 31, 2009, we had no further payment obligations to Perot Systems.

NOTE F – ACCOUNTING FOR SHARE-BASED COMPENSATION

In 2009 and 2008, we granted share-based compensation in the form of restricted stock units (“RSUs”) to selected individuals within the management team.  For the twelve months ended December 31, 2009, our total share-based employee compensation expense consisted of stock option expense of $0.03 million and $1.6 million in restricted stock unit expense.  The RSU expense total includes approximately $0.8 million in accelerated stock-based compensation expense resulting from the vesting of certain RSUs and $0.2 million in accelerated stock option expense related to the severance agreements for certain senior executives. For the twelve months ended December 31, 2008, our total share-based employee compensation expense consisted of stock option expense of $0.7 million and $2.4 million in restricted stock unit expense.  The RSU expense total includes approximately $0.6 million in accelerated stock-based compensation expense resulting from the vesting of certain RSUs related to a former officer’s resignation in August 2008.  Of the total amounts, $1.1 million and $2.3 million of share-based compensation expense is included in operating expenses of continuing operations for 2009 and 2008, and $0.7 million and $0.8 million is included in the loss from discontinued operations for 2009 and 2008 in the accompanying consolidated statements of operations.

In June 1999, the Board of Directors adopted the 1999 Stock Incentive Plan and in June 2004 the Board of Directors adopted the 2004 Stock Incentive Plan and the EMI Replacement Option Plan.  Awards permitted under the 1999 Plan and 2004 Plans consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards, and stock appreciation rights.  Under these plans, there were 9.2 million shares approved for issuance and, as of August 16, 2006, prior to consolidation with the 2006 Plan discussed below, there were 1.3 million shares available for equity awards under these prior plans.

At our 2006 annual stockholders meeting, stockholders of the Company approved the 2006 Stock Award and Incentive Plan (“Plan”).  The Plan, among other things, increased by 2.0 million the number of shares of common stock available for equity awards.  Under the Plan, no further awards are to be granted under the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan, although any outstanding awards under those plans continue in accordance with their terms.

Collectively, as of December 31, 2009, there are approximately 1.5 million shares available for new equity awards after combining the shares of the 2006 Plan with the remaining shares of the superseded plans.  Options issued to employees generally vest in a range of immediate vesting to up to four years vesting, and expire ten years following the grant date.

Stock option activity under the plans during the years ended December 31, 2009 and 2008, are summarized below (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price

Options outstanding at December 31, 2007	1,939	$9.85

Granted	-	-
Exercised	-	-
Forfeited	(310)	14.17
Expired	(53)	11.44

Options outstanding at December 31, 2008	1,576	8.94

Granted	-	-
Exercised	-	-
Forfeited	(396)	6.88
Expired	-	-

Options outstanding at December 31, 2009	1,180	$9.63

The following table summarizes information as of December 31, 2009, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exexcisable	Weighted Average Exercise Price

$1.00 - $3.00	15	1.0	$1.64	15	$1.64
$3.01 - $6.00	818	5.4	4.93	765	4.93
$6.01 - $14.00	33	4.8	10.76	33	10.76
$14.01 - $23.14	314	4.4	22.19	314	22.19
	1,180	5.1	$9.63	1,126	$9.87

As of December 31, 2009, unrecognized compensation expense related to stock options totaled approximately $0.01 million, which will be recognized over a weighted average period of 0.2 years. The fair value of the stock options was estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the years ended December 31, 2009 or 2008.

In January 2009, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon our common stock reaching, and closing, at a share price at or exceeding $1.00 per share, for ten consecutive trading days.

In January 2008, we issued restricted stock units with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon our common stock reaching, and closing, at a share price at or exceeding $4.00 per share, for ten consecutive trading days.

The fair value of our service based restricted stock units is the quoted market price of our common stock on the date of grant.  Further, we utilize a Monte Carlo simulation model to estimate the fair value and compensation expense related to our market condition performance based restricted stock units.  We recognize stock compensation expense for options or restricted stock units that have graded vesting on the graded vesting attribution method.

New stock options granted and new restricted stock units granted, each with the   related expenses for the years ended December 31, 2009 and 2008, are summarized below (in thousands):
	For the Year Ended
	December 31,
	2009	2008

Stock options granted - new	-	-
Stock option expense - new	$-	$-
Restricted stock units granted - new	1,462	1,963
Restricted stock unit expense - new	$128	$1,081

For the years ended December 31, 2009 and 2008, the following assumptions were used in our performance based restricted stock units with market based conditions:

	For the Year Ended
	December 31,
	2009	2008
Volatility	111.8%	70.5%
Expected life	7.6 Years	10 yrs
Risk-free rate	2.49%	4.03%

The restricted stock unit (“RSU”) activity for the years ended December 31, 2009 and 2008, are summarized below (in thousands):

	Total	Service Based	Performance based RSUs with Market based conditions
	RSUs	RSUs	$1.00	$4.00	$6.00	$8.00	$10.00	$12.00
Balance, December 31, 2007	1,589	1,325	-	-	-	88	88	88

Granted	1,963	1,600	-	363	-	-	-	-
Vested	(729)	(729)	-	-	-	-	-	-
Forfeited	(567)	(397)	-	(110)	-	(20)	(20)	(20)
Expired	-	-	-	-	-
Balance, December 31, 2008	2,256	1,799	-	253	-	68	68	68

Granted	1,462	1,210	252	-	-	-	-	-
Vested	(1,160)	(1,160)	-	-	-	-	-	-
Forfeited	(826)	(502)	(100)	(122)	-	(34)	(34)	(34)
Expired	-	-	-	-	-
Balance, December 31, 2009	1,732	1,347	152	131	-	34	34	34

NOTE G – PROPERTY AND EQUIPMENT

The majority of our assets were a part of the MIVA Media sale of assets that was completed on March 12, 2009.  Property and equipment at December 31, 2009 and 2008 consisted of the following (in thousands):

			Estimated
	2009	2008	Useful Life

Technical equipment	$83	$17,865	3 years
Furniture	14	1,488	5 years
Leasehold improvements	342	826	10 years
Capitalized software	7,637	12,833	1 to 5 years

Subtotal	8,076	33,011
Accumulated Depreciation & Amortization	(8,005)	(28,036)

	$71	$4,975

Depreciation expense was $0.5 million and $1.9 million for the years ended December 31, 2009 and 2008, respectively.  Of these amounts, $0.4 million and $0.4 million was included in continuing operations during 2009 and 2008, and $0.1 million and $1.4 million was included in discontinued operations during 2009 and 2008 in the accompanying consolidated statements of operations.

NOTE H – INTANGIBLE ASSETS

The balance in intangible assets at December 31, 2009, was zero as all goodwill and intangible assets were fully impaired at December 31, 2008.

Amortization expense related to intangible assets was $2.2 million for the year ended December 31, 2008, including $1.4 million in continuing operations, and $0.8 million in discontinued operations in the accompanying consolidated statement of operations.

NOTE I - ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and 2008, consisted of the following (in thousands):
	December 31,
	2009	2008

Revenue-sharing agreements	$-	$4,146
Accrued compensation	538	1,777
Professional fees	91	1,198
Royalty payments	400	800
Operating expenses	1,426	1,260
Other	323	439

	$2,778	$9,620

NOTE J – PER SHARE DATA

For the years ended December 31, 2009 and 2008, we incurred a net loss.  Therefore, potentially dilutive shares (related to stock options and restricted stock units) are not included in the per share data, as they would have an anti-dilutive effect on net loss per share. Had we not incurred a net loss, the number of stock options included in the computation of diluted EPS and the range of exercise prices would have been: 2009 – 1.2 million shares at a price range of $1.25 - $23.14; and, 2008 – 1.6 million shares at a price range of $1.25 - $23.14. Also, had we not incurred a loss, the number of Restricted Stock Units included in the computation of diluted EPS would have been approximately 1.7 million shares with 0.4 million variously vesting as our common stock reaches $1.00 - $12.00 for ten consecutive trading days and the remaining approximate 1.3 million restricted stock units vesting predominately over the next three years in equal increments.

The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Year Ended December 31,
	2009	2008

Weighted-average number of common shares outstanding basic and diluted	33,648	32,621

NOTE K – LITIGATION

Shareholder Class Action Lawsuits

In 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida.  The complaints alleged that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of MIVA. Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, we made certain misleading statements and omitted material information.

The Court granted Defendants’ motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009.  On December 15, 2009, Plaintiffs filed a notice of appeal.

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

Comet Systems, Inc.

The agent for the former shareholders of Comet Systems, Inc., a company that merged with and into one of our subsidiaries in March 2004, filed a lawsuit against us in Delaware Chancery Court on March 13, 2007. In the suit the shareholders' agent contended that our calculation and payment of contingent amounts payable under the merger agreement were not correct and we contended that we calculated and paid the contingent amounts correctly. On October 22, 2008, the Court granted summary judgment to the plaintiff in the amount of $1.7 million, pre-judgment interest in the amount of $0.6 million, and reimbursement of attorney fees of $0.1 million. After receiving summary judgment we entered into negotiations with the plaintiffs and reached a binding settlement agreement to pay a lesser amount. We agreed to pay $1.875 million to resolve this dispute and made payment, in full, in December 2008, which is included in litigation settlement in operating expenses in the accompanying 2008 consolidated statement of operations.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No accruals for potential losses for litigation are recorded as of December 31, 2009, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE L - DEBT

On November 7, 2008, we entered into a Loan and Security Agreement with Bridge Bank.  The Loan Agreement provided us with a revolving credit facility (“Facility”).  Subject to the terms of the Loan Agreement, the borrowing base used to determine loan availability under the Facility was equal to 80% of our eligible U.S. accounts receivable plus the lesser of $3.5 million or 65% of eligible U.K. accounts receivable, with account eligibility measured in accordance with standard determinations.  All amounts borrowed under the Facility were secured by a general security interest on our assets, including our intellectual property, and a pledge of 65% of our outstanding UK Vertro (UK) Limited subsidiary shares.  In addition, Vertro (UK) Limited and certain of the Company’s domestic subsidiaries were guarantying our obligations under the Facility, to be secured by general security interests in the assets of such companies.  Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement were to bear interest at a rate equal to the greater of  (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 1.5%.  At December 31, 2008, we were eligible to draw down a total of approximately $6.8 million under the Facility, and had drawn down approximately $4.0 million.  As of December 31, 2008, of the total $6.7 million in our cash and cash equivalents, and $2.0 million in restricted cash, approximately $2.8 million was held in our account at Bridge Bank.  Under the terms of the Loan Agreement, we were required to maintain in an account at Bridge Bank an amount equal to or greater than 50% of the funded loan balance.  The Facility would have expired on November 7, 2010, at which time all outstanding loan advances would have become due and payable.

On March 12, 2009, we entered into a Consent and Amendment to Loan and Security Agreement (the “Amendment”) with Bridge Bank, which amends certain terms and conditions of the Loan Agreement.  Pursuant to the Amendment, ALOT became a borrower under the Loan Agreement and granted a general security interest in its assets to Bridge Bank.  The Amendment further provides Bridge Bank’s consent to the MIVA Media Sale, provided that the Company was required to repay immediately, out of the proceeds of the MIVA Media Sale, all outstanding advances plus any accrued interest under the Loan Agreement in the amount of approximately $4.4 million.  In addition, no further advances were to be made under the Loan Agreement until the parties have agreed upon new terms and conditions for borrowing.  The Amendment also provided a letter of credit for the benefit of Perot Systems, Ltd. in the amount of $693,628 issued by Bridge Bank which was secured by a cash deposit.  In October 2009, Perot exercised its right to draw down the letter of credit.  The last draw for approximately $343,000 was a provisional draw for which we would be reimbursed by Adknowledge upon full acceptance of the software product that was under development as part of the purchase agreement between Vertro and Adknowledge.  On March 11, 2010, Adknowledge paid the $343,000 to Vertro.

On December 17, 2009, we executed an amendment to the Bridge Bank Loan Agreement.  The lending agreement was amended to a “financed receivable” agreement to accommodate the new structure of the business.  The agreement has a credit limit of $5.0 million.   Loan draws are secured against individual, qualified accounts receivable held by Vertro and the “financed receivables” are paid off as Vertro’s clients make payments on their accounts.  Delinquencies greater than 90 days are subject to a demand payment by Bridge Bank.  Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of  (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 2.5% plus a monthly maintenance fee equal to 0.2%.  We are obligated to maintain an average daily balance of $1 million in Vertro’s demand deposit account at Bridge Bank.  At December 31, 2009, no amounts were outstanding and we were eligible to draw down a total of approximately $2.1 million under the Facility.  The amended Loan Agreement expires on December 17, 2010, if we do not exercise our option to renew the facility for another year.

NOTE M – COMMITMENTS AND CONTINGENCIES

In July 2005, we received payment of approximately $1.3 million following our receipt of a favorable court judgment in a dispute with a Media EU distribution partner.  The amount received, net of legal fees, was recorded as a deferred liability pending the appeal process.  On May 22, 2008, we received notification the original court’s decision was reversed.  This decision called for Vertro to refund the $1.3 million payment to the MIVA Media EU distribution partner.  During the quarter ended December 31, 2008, we negotiated and settled this dispute for approximately $0.7 million that was paid in this same period.

We have minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010.  In addition, we have ongoing royalty payments based on our use of those patents.  We do not use these patents in our continuing operations. Our rights and minimum payment obligations under this agreement were not assigned to or assumed by Adknowledge as part of the MIVA Media Sale. Therefore, since we are no longer operating the MIVA Media business, the remaining minimum payments of approximately $1.0 million due by us under the agreement were accrued as of the date of the MIVA Media Sale, and are included in loss from discontinued operations for the year ended December 31, 2009.  At December 31, 2009, $0.4 million of minimum payments remain due and are included in accrued expenses in the accompanying consolidated balance sheet.

Operating Leases

On September 30, 2008, we provided notice of termination for the operating lease agreements for both the Munich and Hamburg office locations.  The Munich lease ended on December 31, 2009 and the Hamburg office lease expired on March 31, 2009.  Additionally, on October 3, 2008, we provided notice to terminate the office lease for our Spain office, which in turn expired on March 31, 2009.

On September 10, 2008, we entered into an operating lease agreement with an unrelated third party to lease work space for our London office for the term of 12 months commencing on December 1, 2008.  The agreement includes a right to three month renewals.  Base rent is approximately $0.3 million per year.   This lease was not renewed and expired in November 2009.

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

For the years ended December 31, 2009 and 2008, we recorded approximately $0.8 million and $0.9 million, respectively, as rent expense under operating leasing arrangements.  Of the 2009 and 2008 totals, approximately $0.1 million and $0.3 million is included in discontinued operations.

Sublease Income

In March 2009, in conjunction with the MIVA Media Sale, we licensed one floor in our office located in Fort Myers, Florida (approximately 11,000 square feet) to the buyer with the intent to convert into a sublease agreement upon receipt of landlord consent.  The term of the license agreement commenced on March 13, 2009, and it is expected to end on November 30, 2012.  The sublease payments are expected to be received over this term.

From August 2007 until December 2009, we had entered into a real estate sublease agreement with an unrelated party to sublease approximately 20,000 square feet of our office located in Fort Myers, Florida.  In December 2009, the lease was amended whereby the landlord entered into a direct lease arrangement with Vertro’s sublessor thereby relieving Vertro of any further contractual obligation for this space.

In February 2006 we entered into a lease for office space in Bridgewater, NJ with an expiration date of February 2011.  In December 2008, a sublease was executed between Vertro and an unrelated party for the remaining life of the lease.  The sublease payments are expected to be received over this term.

During the fourth quarter of 2008, we entered into two separate and non-cancelable sublease agreements covering the remaining lease obligations periods in both Germany (Munich) and France (Paris) leases with unrelated third parties.  The sublease payments were received ratably over the subsequent 12 months.

Capital Leases

In September 2008, we entered into non-cancelable leases with unrelated third parties for software and related maintenance, and hardware, for our new Transformation Project.  The total fair market value of this software was approximately $1.0 million with a lease term of nineteen months. The software lease had an imputed interest rate of 9% with quarterly cash outlays of approximately $0.2 million.  The total fair market value of the hardware was approximately $1.1 million with a lease term of three years.  The hardware lease had an imputed interest rate of 12.0%.  These leases were classified as capital lease obligations, are reported as long-term debt in our December 31, 2008, consolidated balance sheet, and represent non-cash investing and financing activities in our consolidated statement of cash flows for the year ended December 31, 2008.   During 2008, we made cash payments, including interest, of approximately $0.9 million on these lease obligations.  These capital leases were assumed by the buyer of our MIVA Media asserts in March 2009.

As of December 31, 2009, our minimum contractual payment obligations for the commitments described herein are as follows (in thousands):

	Payments due by Period (in thousands)
	Total	2010	Due 2011	2012	2013	2014	Beyond
Operating Leases	$4,946	$1,171	$1,081	$1,048	$517	$533	$596
Sublease Income	(995)	(400)	(308)	(287)	-	-	-
Guaranteed Royalty Payments	400	400	-	-	-	-	-

Total	$4,351	$1,171	$773	$761	$517	$533	$596

Indemnification Agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to advertisers, agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such companies. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

In connection with the MIVA Media sale, we and Adknowledge made customary representations, warranties and covenants in the Asset Purchase Agreement (“Agreement”) and each party has certain indemnification obligations under the Agreement. Further, the Agreement prohibits us for five years from competing in the business of owning and operating a pay-per-click network connecting advertisers and third party publishers, and prohibits us for two years from diverting or soliciting past, existing or prospective clients, customers, or Adknowledge sources of financing or from employing or soliciting for employment Adknowledge's employees (including the our employees that transferred to Adknowledge pursuant to the terms of the Asset Purchase Agreement). In addition, the Agreement for two years prohibits Adknowledge from employing or soliciting for employment our employees who did not transfer to Adknowledge pursuant to the terms of the Agreement.

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

See NOTE S – Subsequent Events regarding some of the matters discussed above.

NOTE N – SEGMENT INFORMATION

We had two operating divisions as of December 31, 2008, MIVA Media and ALOT, that constituted one reporting segment, performance marketing.  Separate segment disclosures for MIVA Media are presented as of and for the years ended December 31, 2009 and 2008 in Note C – Sale of MIVA Media and Discontinued Operations.  Additionally, with the sale of MIVA Media assets all revenues from continuing operations are geographically located in the United States, therefore no separate geographic disclosures are presented as of and for the years ended December 31, 2009 and 2008.

NOTE O - RELATED PARTY TRANSACTIONS

On October 31, 2009, we executed the sale of patents to LEXOS, Inc.  LEXOS, Inc. is a start-up business which plans to engage in internet advertising that is owned predominantly by Craig Pisaris-Henderson, who is related to Vertro’s General Counsel John Pisaris.  The purchase price for the patents was $390,000.  John Pisaris was not a part of the negotiations.  Currently, there are no plans to conduct ongoing business between the two companies.

On December 31, 2008, Seb Bishop, who resigned his position of Chief Marketing Officer and President of Vertro, Inc. on August 5, 2008, resigned from the Board of Directors. Mr. Bishop is a Director of Steakmedia Limited and also owns a 2.5% interest in Steakmedia.  Steakmedia is an advertising agency owned predominately by Oliver Bishop, Mr. Bishop’s brother.  We used this agency to generate advertisers onto our MIVA Media Networks and invoice them for all revenue generated on our networks through their advertisers.  The amount invoiced to Steakmedia during the year ended December 31, 2008 was $210,447.

In addition to Steakmedia, Mr. Bishop is a Director of Adjug, a company that entered into a non-cancelable sublease obligation with our MIVA Media EU division to sublet office space in Munich, Germany during the fourth quarter of 2008.  This agreement had a term beginning December 1, 2008 through December 31, 2009 with annual sublease payments totaling approximately $54,900.

Lawrence Weber, who joined our Board of Directors in June 2005, and was subsequently elected Chairman of the Board of Directors in April 2006, is the Chairman and Founder of W2 Group Inc., which owns Racepoint Group, Inc.  We entered into an agreement in November 2005 with Racepoint for public relations professional services.  During 2009 we incurred no fees and during 2008, we incurred fees for services from Racepoint of $84,141.

NOTE P - INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	For the Year Ended December 31,
	2009	2008
Current
United States Federal	$(339)	$160
State	-	3
Foreign	-	-
Interest on uncertain tax positions	54	53
	$(285)	$216
Deferred
United States Federal & State	-	-
Foreign	-	-
Interest on uncertain tax positions	-	-
	-	-

	$(285)	$216

The components of loss from continuing operations before income taxes are as follows (in thousands):

	For the Year Ended December 31,
	2009	2008

United States Federal	$(7,550)	$(19,347)
Foreign	(476)	-

	$(8,026)	$(19,347)

A reconciliation of the difference between the expected provision for income taxes using the statutory United States Federal tax rate and our actual provision for continuing operations is as follows (in thousands):

	For the Year Ended December 31,
	2009	2008

Tax benefit using statutory United States federal tax rate	$(2,729)	$(6,578)
Write-down of non-deductible costs in excess of net assets of acquired companies	-	1,997
Deferred tax asset valuation increase	2,553	4,465
Fixed and intangible assets	171	-
Realization of tax credits	(339)	-
Other	59	332

	$(285)	$216

Our current tax provision (benefit) excludes the effect of stock option compensation deductible for tax purposes in the United States and overseas as these amounts were credited to additional paid-in-capital.  The 2009 net benefit reflects the expected tax effect of carrying back a portion of our 2008 alternative minimum tax net operating loss to our 2003 and 2004 tax years to recover the remaining alternative minimum income tax liability of $339 thousand that is eligible to be refunded for those tax years, offset by $54 thousand of interest and penalties accrued in 2009 related to our liability for uncertain tax positions. The opportunity for carryback became available due to 2009 changes in regulations governing the carryback of certain tax losses.  The 2008 tax expense relates primarily to state income tax, and interest and penalties accrued in 2008 related to our liability for uncertain tax positions. In 2009 no income tax provision or benefit was allocable to discontinued operations.  In 2008 approximately $559 thousand of benefit was allocated to discontinued operations.  This amount consisted of $669 thousand of benefit related to  the release of an estimated tax liability that was determined during 2008 to no longer be payable, offset by approximately $110 thousand of state tax.  The deferred tax assets in 2009 and 2008 were subject to corresponding valuation allowances.

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

	At December 31,
	2009	2008
Deferred tax assets, short-term
Accounts receivable allowances	$294	$92
Accruals	167	60
Other	23	15
Valuation Allowance	(484)	0

Total	$-	$167

Deferred tax assets, long-term
Stock Options	2,590	-
Fixed Assets	-	1,585
Accruals	-	2,220
Intangible Assets	-	4,242
Net operating losses	24,771	16,868
Valuation allowance	(26,949)	(24,579)

Total	$412	$336

Capitalized Software	(298)	(298)
Other	(114)	(205)

Total	$(412)	$(503)

Net deferred tax assets	$-	$-

As of December 31, 2009, we had United States and non-U.S. net operating loss (“NOL”) carry-forwards for tax purposes of approximately $59.5 million and $10.0 million, respectively. These U.S. NOL carry-forwards will expire at various dates beginning in 2019.  The NOLs carry forward indefinitely in the non-U.S entities.  As of December 31, 2009, the deferred tax assets related to NOLs in the United States and international jurisdictions are fully offset by valuation allowances.  Upon adoption of new accounting guidance for business combinations on January 1, 2009, subsequent releases, if any, of valuation allowances established at the time of acquisition for deferred tax assets resulting from NOLs will be recorded as reductions to the income tax provision.

Utilization of the acquired United States NOLs is subject to annual limitation due to the ownership change provisions of the Internal Revenue Code.  At December 31, 2009, the annual limitation is $3.5 million, with any unused amounts eligible to be carried forward to future years.  This annual limitation may result in the expiration of a portion of the affected NOLs before they are utilized.

We record liabilities for probable assessments in income taxes payable. These liabilities would relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what we believe will be the ultimate resolution of these positions. The liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

Uncertain Tax Positions

Accounting guidance for uncertainty in income taxes prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  This guidance also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

We adopted this guidance as of January 1, 2007.  The guidance modified previous guidance on accounting for contingencies and accounting for income taxes for uncertainties related to our global income tax liabilities.  In connection with the adoption of this guidance, we recorded a net decrease to retained earnings of approximately $0.7 million related to the measurement of a position previously taken with respect to certain transfer pricing adjustments reported on our foreign tax returns.  This amount of unrecognized tax benefit has not materially changed as of December 31, 2009.

A condensed summary of our unrecognized tax benefits is presented as follows (in millions):

	Balance	Adjustments	Balance	Adjustments	Balance
	Jan-08	in 2008	Dec-08	in 2009	Dec-09

Unrecognized tax benefits that affect effective tax rate upon recognition	$0.60	$-	$0.60		$0.60
Interest / Penalties	0.10	0.05	0.15	0.05	0.20

Total Unrecognized Tax Benefits	$0.70	$0.05	$0.75	$0.05	$0.80

We recognized accrued interest and penalties related to these unrecognized tax benefits in income tax expense.

As of December 31, 2009, open tax years in major jurisdictions date back to 2002 due to the taxing authorities’ ability to adjust operating loss carry-forwards.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months.  However, we do not expect the change to have a material impact on the results of operations or on our financial position.

NOTE Q – EMPLOYEE BENEFIT PLAN

We provide retirement benefits to our employees through the MIVA, Inc. 401(k) Plan, pursuant to which employees may elect a number of investment options. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. The 401(k) Plan permits substantially all United States employees to contribute up to 92% of their base compensation (as defined) to the 401(k) Plan, limited to a maximum amount as set by the Internal Revenue Service. We may, at the discretion of the Board of Directors, make a matching contribution to the 401(k) Plan. Costs charged to operations for matching contributions were $0.05 million in 2009 and $0.06 million in 2008.  In 2009, the administration for our 401k plan will be assumed by Administaff (see Note S – Subsequent Events).

NOTE R – TREASURY STOCK

For the year ended December 31, 2009, our shares held in treasury increased by 49,000 shares or approximately $0.003 million.  This increase in treasury shares resulted from shares withheld to pay withholding taxes upon the vesting of restricted stock units during the year.

For the year ended December 31, 2008, our shares held in treasury increased by 23,340 shares or approximately $0.03 million.  This increase in treasury shares resulted from shares withheld to pay withholding taxes upon the vesting of certain restricted stock units during the year.

NOTE S – SUBSEQUENT EVENTS
Beginning January 1, 2010, we began utilizing the services of Administaff, a Professional Employer Organization (PEO).  As such, Administaff took over responsibility for HR Administration and compliance including benefit and payroll administration.  Additionally, Administaff will assume responsibility for administering our 401k plan.