Form 10-Q
period 2010-03-31
Vertro, Inc.
filed 2010-05-11
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 0-30428

Vertro, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

143 Varick Street New York, NY 10013	(212) 231-2000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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
Yes ☐ No ☒

There were 34,438,657 shares of the Registrant’s Common Stock outstanding on May 5, 2010.

FORM 10-Q

Vertro, Inc.

PART 1. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Vertro, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,170	$4,837
Accounts receivable, less allowances of $640 and $679
at March 31, 2010 and December 31, 2009.	3,067	3,041
Income tax receivable	368	695
Prepaid expenses and other current assets	612	651

TOTAL CURRENT ASSETS	9,217	9,224

Property and equipment, net	91	71
Restricted cash	200	200
Other assets	415	517

TOTAL ASSETS	$9,923	$10,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,643	$4,706
Accrued expenses	2,612	2,778
Income Tax Payable	11	299
Deferred revenue	11	25

TOTAL CURRENT LIABILITIES	6,277	7,808

Other long-term liabilities	1,363	1,365

TOTAL LIABILITIES	7,640	9,173

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized,
500 shares; none issued and outstanding	-	-
Common stock, $.001 par value; authorized, 200,000
shares; issued 36,119 and 35,642 respectively;
outstanding 34,166 and 33,852, respectively	36	35
Additional paid-in capital	270,904	270,690
Treasury stock; 1,953 and 1,790 shares at cost, respectively	(6,792)	(6,722)
Accumulated other comprehensive income	12,914	12,914
Accumulated Deficit	(274,779)	(276,078)

TOTAL STOCKHOLDERS' EQUITY	2,283	839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,923	$10,012

The accompanying notes are an integral part of these condensed consolidated statements.

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues	$8,104	$6,234
Cost of services	506	456

Gross profit	7,598	5,778

Operating expenses
Marketing and sales	5,448	4,753
General and administrative	1,436	3,077
Product development	549	698
Total operating expenses	7,433	8,528

Income/(loss) from operations	165	(2,750)
Gain on sale of domain name	285	-
Interest income (expense), net	-	(82)
Exchange rate gain	70	-

Income (loss) before provision for income taxes	520	(2,832)

Income tax expense	25	14

Net income/(loss) from continuing operations	495	(2,846)

Income (loss) from discontinued operations, net of income taxes	804	(5,158)

Gain on sale of discontinued operations, net of income taxes	-	6,926

Net income/(loss)	$1,299	$(1,078)

Basic earnings (loss) per share
Continuing operations	$0.02	$(0.08)
Discontinued operations	$0.02	$0.05
Total earnings (loss) per share	$0.04	$(0.03)

Diluted earnings (loss) per share
Continuing operations	$0.02	$(0.08)
Discontinued operations	$0.02	$0.05
Total earnings (loss) per share	$0.04	$(0.03)

Weighted-average number of common
shares outstanding
Basic	34,154	33,197
Diluted	35,276	33,197

The accompanying notes are an integral part of these condensed consolidated statements.

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
(Unaudited)

	For the Three months ended March 31,
	2010	2009
Cash Flows From Operating Activities
Net income (loss)	$1,299	$(1,078)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Provision (recovery) for doubtful accounts	(38)	1,533
Depreciation and amortization	9	270
Equity based compensation	214	993
Foreign exchange (gain)/loss	(70)	-
Gain on sale of business	-	(6,926)
Gain on sale of domain	(285)	-
Changes in operating assets & liabilities
Accounts receivable	(370)	7,068
Prepaid expenses and other current assets	39	489
Income taxes receivable, net	39	70
Deferred revenue	(14)	(1,268)
Accounts payable, accrued expenses, and other liabilities	(1,231)	(3,312)
Net cash used in operating activities	(408)	(2,161)

Cash Flows from Investing Activities
Release of line of credit restricted collateral	-	2,000
Net increase for cash restricted to secure letter of credit	-	(344)
Net Proceeds from sale of business	344	10,439
Net Proceeds from sale of patent	285	-
Net Proceeds from security deposits	102
Purchase of capital items including internally developed software	(29)	(133)
Net cash provided by investing activities	702	11,962

Cash Flows from Financing Activities
Repayment of secured line of credit	-	(4,351)
Payments on notes payable and capital leases	-	(832)
Net cash used in financing activities	-	(5,183)
Effects of foreign currency exchange rates	39	237
Increase in cash and cash equivalents	333	4,855
Cash and cash equivalents, beginning of period	4,837	6,699
Cash and cash equivalents, end of period	$5,170	$11,554

The accompanying notes are an integral part of these condensed consolidated statements.

Vertro, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

NOTE A - NATURE OF BUSINESS

Vertro, Inc., together with its wholly-owned subsidiaries, collectively, the “Company,” “we,” “us” or “Vertro,” is an Internet company. During the period covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media.

ALOT

Our ALOT division offers three customizable products:

-	ALOT Toolbar – a toolbar that can be permanently displayed in either an Internet Explorer or Firefox web browser;

-	ALOT Home – a web page that users can customize to suit their specific interests; and

-	ALOT Desktop – a software application that enables users to display online content directly on their computer desktop.

Each of these ALOT products is used to display ‘buttons,’ which provide quick and easy access to online content. There are more than 1,000 ALOT buttons available and users can add and remove these buttons from their ALOT products as often as they like.

As well as displaying buttons, all of our ALOT products also include a search box. Our users conduct more than 2 million internet searches per day and when they conduct these searches third parties with whom we have contracted return both algorithmic results and associated sponsored listings. If users click on a sponsored listing after conducting a search we earn a percentage of the total click-through revenue earned by the third-party from the entity that placed the listing. This represents the majority of our revenue.

In addition to search revenue, certain buttons on our ALOT products generate internet traffic that is monetized through pay-per-click and cost-per-action relationships with publishing partners and advertisers. Our website page-views are also monetized through cost-per-thousand display ads. We are also able to utilize user behavioral data to improve the targeting of our product offerings and to generate other forms of revenue.

MIVA Media

On March 12, 2009, we sold certain assets relating to our MIVA Media division.  Following the sale, we no longer operate the MIVA Media business (see NOTE C — Sale of MIVA Media Division), and as a result these operations are presented as discontinued for all periods presented.  Our MIVA Media division was an auction based pay-per-click advertising and publishing network that operated across North America and in Europe.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these unaudited condensed consolidated financial statements, and the presentations and disclosures herein are adequate when read in conjunction with our Form 10-K for the year ended December 31, 2009.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the entire year.

The unaudited condensed consolidated financial statements include the accounts and operations of Vertro, Inc. and all of our subsidiaries.  Intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

We currently anticipate that our working capital of approximately $3.0 million, including unrestricted cash of approximately $5.2 million as of March 31, 2010, along with cash flows from operations, will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: income taxes; tax valuation reserves; restructuring reserve; loss contingencies; allowances for doubtful accounts; share-based compensation; the wind down of discontinued operations, and useful lives for depreciation and amortization.  Actual results could differ materially from these estimates.

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

Cost of Services

Our cost of services consists of infrastructure, personnel, and backfill expenses directly related to the production, distribution, and usage of our ALOT products.

Cash and Cash Equivalents

Cash consisted of bank deposits.  We did not maintain a balance in short-term investments as of March 31, 2010 or 2009.

Allowance for Doubtful Accounts

We record our allowance for doubtful accounts based on our assessment of various factors.  We consider historical experience, the age of the accounts receivable balances, the credit quality of customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and accounts receivable. As of March 31, 2010, substantially all of our cash was on deposit with a single financial institution.  As of March 31, 2010, our cash and restricted cash with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers located primarily in the United States. As of March 31, 2010, one customer (Google) accounted for approximately 82% of the accounts receivable balance and represented approximately 88% of consolidated revenues from continuing operations for the three months ended March 31, 2010. This same customer, as of December 31, 2009, represented approximately 81% of the continuing accounts receivable balance, and approximately 93% of the continuing revenues for the three months ended March 31, 2009.

Fair Value of Financial Instruments

At March 31, 2010 and December 31, 2009, our financial instruments included cash and cash equivalents, accounts receivable, and accounts payable. In the first three months ended March 31, 2009, approximately $4.0 million was borrowed under our credit facility with Bridge Bank that was entered into on November 7, 2008 and was repaid in March 2009.

The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss) shown in the condensed consolidated statement of operations and net foreign currency translation adjustments.  Total comprehensive income for the three months ended March 31, 2010 was $1.3 million while the total comprehensive loss for the same period in 2009 was $0.6 million. The difference between total comprehensive loss and net loss is the direct result of foreign currency translation adjustments.

Accumulated Other Comprehensive Income

At March 31, 2010, Accumulated Other Comprehensive Income, which is shown in the equity section of the condensed consolidated balance sheet, is an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million that arose as part of our MIVA Media business. The sale of MIVA Media operations on March 12, 2009 did not include the transfer to the buyer any significant financial assets or liabilities of our foreign subsidiaries. We plan to release the $12.9 million of related currency translation adjustments from Accumulated Other Comprehensive Income to discontinued operations in the consolidated statement of operations when the MIVA Media related retained foreign entity net assets are substantially liquidated.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform with the current year presentation.

Advertising Costs

Advertising costs are expensed as incurred, and are included in marketing and sales expense. We incurred approximately $4.9 million and $4.3 million in advertising expense for the three months ended March 31, 2010 and 2009, respectively. The majority of these costs were incurred to promote our ALOT products.

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

Share Based Compensation

We used the modified-prospective-transition method in connection with the adoption of fair value recognition provisions for share based compensation expense.  Under that transition method, compensation cost recognized in 2010 and 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimate previously established; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimates.

Foreign Currency Translation

As a result of the sale of MIVA Media, we have terminated European Union (EU) centered operations and all operations are now centered in the U.S.  As a result, the U.S. dollar has become the functional currency for all operations.  Effective April 1, 2009, we are recording all current foreign currency translation adjustments in current period income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale, which is reflected in the balance sheet as accumulated other comprehensive income, will be reflected in discontinued operations when the retained foreign entities are substantially liquidated.

Operating Leases

We lease office space under operating lease agreements with remaining lease periods of up to 5 years.  Certain of the lease agreements contain rent holidays and rent escalation provisions.  Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term.  The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.  Lease renewal periods are considered on a lease-by-lease basis and generally are not included in determining the initial lease term rent expense.

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

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

NOTE C – SALE OF MIVA MEDIA DIVISION AND DISCONTINUED OPERATIONS

On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. (“Adknowledge”) and certain of its subsidiaries pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media Division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of a software lease of approximately $0.3 million, less post-closing adjustments of approximately $0.7 million. We retained certain assets and liabilities, including assets and liabilities of the MIVA Media division in France.  The sale resulted in a gain of approximately $7.1 million during the year ended December 31, 2009, including $6.9 million recognized during the three months ended March 31, 2009 (the “MIVA Media Sale”).  We incurred approximately $1.3 million of legal and financial advisory fees in connection with the MIVA Media Sale, which are included in the net gain on sale.

In addition, in connection with the MIVA Media Sale, we agreed to provide to and receive from Adknowledge certain transition services that were substantially complete as of November 30, 2009.

As a result of the MIVA Media Sale and our decision during March 2009 to cease operations of the MIVA Media division in France, the operations of the MIVA Media division, including those in France, are segregated and reported as discontinued operations in the accompanying consolidated statements of operations for all periods presented. Revenue and loss from discontinued operations were $11.1 million and $5.2 million, respectively, during the three months ended March 31, 2009.  During the three months ended March 31, 2010, income from discontinued operations of approximately $0.8 million included income resulting from the release of $0.6 million of liabilities to trade vendors that resulted from the operations of the MIVA Media Division in the EU prior to the March 12, 2009 sale, offset by approximately $0.1 million of expenses related to the process of liquidating the MIVA Media entities in the EU and $0.3 million of income tax benefit from the release of a tax liability. In the first quarter of 2010, we reviewed the income tax accounts associated with our discontinued operations and determined that a $0.3 million income tax payable recorded in 2005 should be released as an income tax benefit in income from discontinued operations.

As of March 31, 2010, financial assets and liabilities remain on the Company’s condensed consolidated balance sheet, which resulted from the operations of MIVA Media in the EU prior to March 12, 2009 sale, include $0.6 million of income tax and valued added tax receivables, and $1.5 million of accounts payable and accrued expenses, including approximately $1.3 million of liabilities to trade vendors, which may be released into income from discontinued operations in the future, when the Company determines that it has been released from these obligations.

NOTE D–AMENDMENT OF PEROT MASTER SERVICES AGREEMENT

On April 10, 2008, we entered into an approximate $2.4 million software development statement of work with Perot Systems in connection with a Master Services Agreement, pursuant to which we were to pay Perot Systems to develop a new global advertiser and distribution partner application called the "Transformation Project". The Transformation Project involved the development and implementation of one enhanced consolidated global system to replace MIVA Media's existing Internet advertising management and distribution partner management systems. As of the March 12, 2009, MIVA Media Sale, we had incurred approximately $2.4 million of costs, in connection with the Transformation project, including $1.9 million of cost with Perot Systems, and $0.5 million of internal development costs, all of which was capitalized and was to be amortized over the five year estimated useful life of the software once it was placed in service. This Transformation Project was sold in March 2009 as part of the MIVA Media Sale.

The related Master Services Agreement expired on April 30, 2009. In connection with the termination, we issued a letter of credit to Perot Systems for approximately $1.0 million for a portion of the remaining application development costs related to the Transformation Project. Additionally, we incurred approximately $0.6 million in fees for transition services through April 2009. As of December 31, 2009, we had no further payment obligations to Perot Systems.

NOTE E – RESTRUCTURING

Restructuring –2009

During 2009, approximately $0.6 million in severance payments were accrued as a restructure reserve and are included in loss from discontinued operations. Of that amount, $0.2 million was paid during the first quarter of 2010 and the remainder is expected to be paid by year end 2010.

Summary

The following reserve for restructuring is included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2010 (in millions):

Employee Severance
Balance - December 31, 2009	$0.5
Restructuring charge - 1st Qtr.	$-
Cash payments	(0.2)
Balance - March 31, 2010	$0.3

NOTE F – ACCOUNTING FOR SHARE-BASED COMPENSATION

For the three months ended March 31, 2010 and 2009, our share-based employee compensation expense consisted of stock option expense of $0.01 million and $0.08 million, respectively, and restricted stock unit (“RSU”) expense of $0.2 million and $0.9 million, respectively. The stock option expense and the RSU expense totals for the three months ended March 31, 2009 include approximately $0.7 million in accelerated stock-based compensation expense resulting from the vesting of certain stock options and RSUs related to two former officer’s resignations in March 2009.  Stock option activity under the plans during the three months ended March 31, 2010, is summarized below (in thousands, except per share amounts):

	Options	Weighted- Average Exercise Price
Options outstanding at Dec 31, 2009	1,180	$9.63

Granted
Exercised
Forfeited
Expired	(17)	$5.50

Options outstanding at March 31, 2010	1,163	$9.70

The following table summarizes information as of March 31, 2010, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.00	$3.00	15	0.75	$1.64	15	$1.64
$3.01	$6.00	801	5.27	4.91	796	4.92
$6.01	$14.00	33	4.54	10.76	33	10.76
$14.01	$23.14	314	4.19	22.19	314	22.19
		1,163	4.90	$9.70	1,158	$9.72

As of March 31, 2010, all compensation expense related to stock options had been recognized.  The fair value of the stock options was estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the three month periods ended March 31, 2010 and 2009.

In January 2010, we issued restricted stock units to our independent Board members with service based vesting provisions (25% per quarter in equal increments).

In January 2009, we issued restricted stock units to employees with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon our common stock reaching, and closing, at a share price at or exceeding $1.00 per share, for ten consecutive trading days and to our independent Board members with service based vesting provisions (25% per quarter in equal increments).

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

No new stock options were granted in 2010. Restricted stock units outlined above were granted in 2010. The related expenses for the three months ended March 31, 2010 and 2009, are summarized below (in thousands):

	For the Three Months Ended March 31,
	2010	2009

Stock options granted - new	-	-
Stock option expense - new	$-	$-
Restricted stock units - new	274	1,339
Restricted stock unit expense - new	$29	$28

In the three months ended March 31, 2010 no assumptions were developed to estimate a fair value and compensation expense for performance based restricted stock units since none were granted.  The assumptions used to estimate the fair value and compensation expense of our performance based restricted stock units with market based conditions for the three months ended March 31, 2009 are as follows:

	For the Three Months Ended March 31,
	2010	2009
Volatility	N/A	111.8%
Expected life	N/A	7.6 yrs
Risk-free rate	N/A	2.49%

The restricted stock unit (“RSU”) activity for the three months ended March 31, 2010, is summarized below (in thousands):

			Performance based RSUs with Market based conditions
	Total RSUs	Service Based RSUs	$ 1.00	$ 4.00	$ 8.00	$ 10.00	$ 12.00

Balance, Dec 31, 2009	1,732	1,347	152	131	34	34	34
Granted	274	274	-	-	-	-	-
Vested	(461)	(461)	-	-	-	-	-
Forfeited	(48)	(36)	(6)	(6)	-	-	-
Expired	-	-	-	-	-	-	-
Balance, Mar 31, 2010	1,497	1,124	146	125	34	34	34

NOTE G – INTANGIBLE ASSETS

All of our goodwill and other indefinite lived intangible assets were reduced to zero as of December 31, 2008 as a result of our fourth quarter 2008 impairment of goodwill and other indefinite lived intangible assets to their implied fair value.

NOTE H – EQUITY AND PER SHARE DATA

We had net income from continuing operations for the three months ended March 31, 2010.  As a result, exercisable stock options and restricted stock units were reviewed for dilutive effects. Had the average market price been greater than the option price for the periods presented, or the market price been at or exceeding $1.00 per share, for ten consecutive trading days, certain exercisable options and performance based restricted stock units would have had a dilutive effect and been included in the calculation.  The number of stock options that would have been included in the calculation was 1.2 million shares with a range of exercise prices between $1.00 and $23.14 as of March 31, 2010. The number of performance based restricted stock units that would have been included was 0.37 million. Service based restricted stock units have a dilutive effect (4 year vesting provision) and as a result were included in the calculation. The number of service based restricted units included in the calculation were 1.12 million.

The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Three Months Ended March 31
	2010	2009
Weighted-average number of common shares outstanding
Basic	34,154	33,197
Diluted	35,276	33,197

NOTE I – LEGAL PROCEEDINGS

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

No accruals for potential losses for litigation are recorded as of March 31, 2010, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE J - DEBT

On December 17, 2009, we entered into an Amendment to an existing Loan and Security Agreement with Bridge Bank that amended various terms and conditions of the original Loan Agreement.  Under the Amendment, ALOT, Inc., a wholly owned subsidiary of Vertro, became a borrower under the Loan Agreement and granted a general security interest in its assets to Bridge Bank.  Borrowings of approximately $4.4 million under the original agreement were paid during March 2009 from the proceeds of the MIVA Media sale.

The Bridge Bank Loan Agreement was converted to a “financed receivable” agreement to accommodate the new structure of the business.  The Agreement has a credit limit of $5.0 million.  Loan draws are secured against individual, qualified accounts receivable we hold and the “financed receivables” are paid off as our clients make payments on their accounts.  Delinquencies greater than 90 days are subject to a demand payment by Bridge Bank.  Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 2.5% plus a monthly maintenance fee equal to 0.2%.  We are obligated to maintain an average daily balance of $1 million in our demand deposit account at Bridge Bank.  At March 31, 2010, no amounts were outstanding and we were eligible to draw down a total of approximately $2.3 million under the Facility.  The amended Loan Agreement expires on December 17, 2010, if we do not exercise our option to renew the facility for another year.

NOTE K– COMMITMENTS AND CONTINGENCIES

Operating leases

Our primary administrative, sales, customer service, and technical facilities are in a leased office facility in New York, New York.   Our New York office is approximately 10,700 square feet and the lease expires in January 2016.

We also leased significant space in Fort Myers, Florida, that served primarily as our headquarters and operations center for MIVA Media.  For the period from August 2007 up to December 2009 we had entered into a real estate sublease agreement with an unrelated party to sublease approximately 20,000, square feet of that space.  In December 2009, our lease was amended whereby the landlord entered into a direct lease arrangement with our sublessor thereby relieving us of any further contractual obligation for that space.

During the period covered by this report, we had approximately 22,000 square feet in Fort Myers under a lease that expires in November 2012.  In March 2009, in conjunction with the MIVA Media Sale, we licensed one floor of this space (approximately 11,000 square feet) to Adknowledge, the buyer of MIVA Media, with the intent to convert it into a sublease agreement upon receipt of landlord consent.  In April 2010 Adknowledge vacated this space and entered into a sublease with us for approximately one-third of the remaining, 11,000 square feet of our space.  The landlord removed the vacated space from our lease under the amendment described below and leased it to a third-party.

Under the above noted amendment, our Fort Myers lease for the remaining 11,000 square feet is continued at the original rental rate plus, among other things, we: (i) agreed to pay the landlord the difference between (a) the base rent and common area maintenance expense under our original lease for the vacated 11,000 square feet and (b) the amount to be paid by the new tenant for that space under its lease with the landlord; and (ii) guaranteed the obligations of the new tenant for the vacated space.

Under our sublease with Adknowledge for one-third of the remaining 11,000 square feet of space, Adknowledge agreed, among other things: (i) to pay base rent for the subleased space at the same per foot rate as the new tenant for the vacated space; (ii) to reimburse us for our obligation for the above noted difference between our original obligation for the vacated space and the new tenant’s obligation; and (iii) to guarantee the obligations of the new tenant for the vacated space.

In February 2006, we, through our then Searchfeed subsidiary, entered into a lease for office space in Bridgewater, NJ with an expiration date of February 2011.  In December 2008, a sublease was executed between us and an unrelated party for the remaining life of the lease.  The sublease payments, which are approximately 96% of our payments, are expected to be received over this term.

Capital Leases

In September 2008, we entered into non-cancelable leases with unrelated third parties for software and related maintenance, and hardware, for our new Transformation Project.  The total fair market value of this software was approximately $1.0 million with a lease term of nineteen months. The software lease had an imputed interest rate of 9% with quarterly cash outlays of approximately $0.2 million.  The total fair market value of the hardware was approximately $1.1 million with a lease term of three years. The hardware lease had an imputed interest rate of 12.0%. As a result of the MIVA Media sale the hardware lease was assigned to Adknowledge, therefore the related capital lease obligation of approximately $0.7 million was removed from condensed consolidated balance sheet as of March 31, 2009.  As of June 30, 2009 the software lease was assigned to Adknowledge and the related liability of approximately $0.3 million that had been recognized by us was released and recognized as gain on sale as described in Note C.

Guaranteed Royalty Payments

As a part of our Media Division operations, we have minimum contractual payments on a royalty bearing non-exclusive license to certain Yahoo! patents payable quarterly through August 2010.  Our rights and minimum payment obligations under this agreement were not assigned to or assumed by Adknowledge as part of the MIVA Media Sale. Therefore, since we are no longer operating the MIVA Media business, these remaining minimum payments of approximately $0.4 million due by us under the agreement were accrued as of March 31, 2009 and are included in loss from discontinued operations in that period.

Summary

Our minimum contractual obligations for the above commitments as of March 31, 2010, are as follows (in thousands):

	Payments due by period (in thousands)
	2010	2011	2012	2013	2014	Beyond	Total
Operating Leases	$739	$882	$861	$517	$533	$597	$4,129
Sublease Income	(169)	(121)	(106)	-	-	-	(396)
Guaranteed Royalty Payments	400	-	-	-	-	-	400
Total	$970	$761	$755	$517	$533	$597	$4,133

NOTE L – SEGMENT INFORMATION

Historically, our two operating divisions have been MIVA Media and MIVA Direct (now dba ALOT), which aggregated into one reportable segment, performance marketing.  As described in Note C – Sale of MIVA Media and Discontinued Operations, we divested our Media business resulting in ALOT becoming our only operating division. Revenues and long-lived assets of ALOT are all within the United States.  Therefore, no separate segment disclosures are presented as of and for the three months ended March 31, 2010 and 2009.

NOTE M – INCOME TAXES

Income Tax Expense

The income tax expense for the three months ended March 31, 2010 and 2009, $25 thousand and $14 thousand, respectively, were primarily due to the interest expense on the liability for uncertain tax positions that is reported as a discrete item and the provision for Alternative Minimum Tax (AMT).

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

NOTE N – TREASURY STOCK

During the three months ended March 31, 2010, our shares held in treasury increased by a total of 163,211 shares or approximately $70 thousand.  This increase in treasury shares resulted from withholding shares upon the vesting of restricted stock units during the period and using the market value of those shares to fund payment of related withholding taxes.

NOTE O - RELATED PARTY TRANSACTIONS

No related party transactions occurred during the first quarter of 2010.

On December 31, 2008, Seb Bishop, who had resigned his position with us as our Chief Marketing Officer and President on August 5, 2008, resigned from the Board of Directors. Mr. Bishop is a Director of Adjug, a company that entered into a non-cancelable sublease obligation with our MIVA Media EU division to sublet office space in Munich, Germany during the fourth quarter of 2008.  This agreement had a term beginning December 1, 2008 through December 31, 2009 with annual sublease payments totaling approximately $54,900.

NOTE P – SUBSEQUENT EVENTS

On May 10, 2010, we entered into a Reserve Equity Financing Agreement (the “REF Agreement”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $2.0 million, subject to certain conditions and limitations.  In connection with the REF Agreement, we also entered into a registration rights agreement with AGS, dated May 10, 2010 (the “RRA Agreement”).  We are required to pay AGS a fee of $80,000 in shares of our common stock and a due diligence fee of $15,000 in cash in connection with the REF Agreement.

Under the REF Agreement, for a period of 24 months from the effectiveness of a registration statement filed pursuant to the RRA Agreement, we may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the REF Agreement by selling shares of our common stock to AGS up to an aggregate of $2.0 million, subject to various limitations that may reduce the total amount available to us. The purchase price of these shares will be 92% of the lowest daily dollar volume weighted average price of our common stock, during the pricing period which is the five consecutive trading days after we give AGS a notice of an advance under the REF Agreement.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis of financial condition and results of operations also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.  Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” under Item 1A of Part II of our Quarterly Report on Form 10-Q.

Executive Summary

During the periods covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media.

ALOT

Our ALOT division offers three customizable products:

-	ALOT Toolbar – a toolbar that can be permanently displayed in either an Internet Explorer or Firefox web browser;

-	ALOT Home – a web page that users can customize to suit their specific interests; and

-	ALOT Desktop – a software application that enables users to display online content directly on their computer desktop.

Each of these ALOT products is used to display ‘buttons’, which provide quick and easy access to online content. There are more than 1,000 ALOT buttons available and users can add and remove these buttons from their ALOT products as often as they like.

MIVA Media

On March 12, 2009, we sold certain assets relating to our MIVA Media division.  Following the sale, we no longer operate the MIVA Media business (see financial statement NOTE C — Sale of MIVA Media Division), and as a result these operations are presented as discontinued for all periods presented.  Our MIVA Media division was an auction based pay-per-click advertising and publishing network that operated across North America and in Europe.

Organization of Information

This management’s discussion and analysis of financial condition and results of operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of continuing operations

•	Liquidity and capital resources

•	Restructuring

•	Critical accounting policies and estimates

RESULTS OF CONTINUING OPERATIONS

Revenue

During the three months ended March 31, 2010, we recorded revenue from continuing operations of $8.1 million, an increase of approximately 30% from the $6.2 million recorded in the same period in 2009.  The year over year increase in revenue was due primarily to an increase in the number of users of our toolbar and homepage products, which in turn resulted in an increase in the number of searches, ad clicks, and other revenue generating events. These gains were partially offset by lower net revenue per search, which we believe was due primarily to: (i) anticipated reductions beginning in Q1 2010 in revenue sharing rates from certain advertising partners, (ii) a slight decrease in gross revenue per click, and (iii) an increase in the number of users of our products in markets where advertising rates are generally lower.

We believe the year over year increase in our user base was due primarily to increases in our advertising spend and reductions in our attrition rates.  Advertising spend for the first three months of 2010 was $4.9 million, approximately 13% more than the $4.3 million spent on advertising in the first three months of 2009. Importantly, we increased our advertising spend steadily throughout the course of 2009, until the fourth quarter when spend declined due to the usual effects of seasonality. This steady increase in our advertising spend in 2009 was in contrast with our advertising spend in 2008, which declined over the course of the year as we managed our balance sheet in the lead up to the sale of MIVA Media.

As a result of our 2009 advertising strategy, we successfully: (i) increased the total number of live users of our toolbar products from 4.4 million on March 31, 2009 to 6.1 million on March 31, 2010 and (ii) increased the average number of monthly unique users visiting our homepage product from 1.8 million in the first quarter of 2009 to 5.5 million in the first quarter of 2010.

We are continuing to focus on achieving cost effective distribution for our ALOT products, and introducing new features that help improve retention.  In addition to more efficient buying that reduces our advertising cost per acquisition, we have engaged in other on-going initiatives to expand distribution and reduce attrition for our ALOT products that include: (i) localizing our products for additional languages and markets, (ii) adding button content to our products to expand the number of categories of end-user interest, (iii) optimizing landing pages for our advertisements, and (iv) seeking new distribution relationships.  If our effort to improve our live user base is not successful, it may have a material adverse impact on our business, financial condition, and results of operations.

For the three months ended March 31, 2010 and 2009, one provider of sponsored listings for our ALOT division, Google, accounted for approximately 88% and 93% of our consolidated revenue, respectively.

We have been named in certain litigation, the outcome of which could directly or indirectly impact the results of our operations.  For additional information regarding pending litigation, refer to financial statement Note I – Legal Proceedings above.

We plan to continue our efforts to invest in our business and seek additional revenue through branded toolbars and other initiatives.  We cannot assure that any of these efforts will be successful.

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

Cost of services increased marginally to $0.51 million for the three months ended March 31, 2010, compared with $0.46 million in the same periods in the previous year.  Cost of services for the three month period ended March 31, 2010, compared to the same period in 2009, decreased as a percentage of revenue to 6.0% from 7.3% as a result of costs remaining essentially even as revenue increased.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 and 2009, were as follows (in millions):

	For the Three Months Ended March 31,		2010 vs.
	2010	2009	2009
Marketing and sales	$5.5	$4.7	$0.8
General and administrative	$1.4	$3.1	$(1.7)
Product development	$0.5	$0.7	$(0.2)
Total	$7.4	$8.5	$(1.1)

Operating expenses, as a percent of revenue, for the three months ended March 31, 2010 and 2009, were as follows:

	For the Three Months Ended March 31,		2010 vs.
	2010	2009	2009
Marketing and sales	67.9%	75.4%	(8%)
General and administrative	17.3%	49.7%	(32%)
Product development	6.2%	11.2%	(5%)
Total	91.3%	136.3%	(46%)

Marketing and sales

Marketing and sales expense consists primarily of advertising spend for toolbar acquisitions and also includes payroll expense and benefits related to individuals within this category.

Marketing and sales expense increased approximately $0.8 million for the three months ended March 31, 2010, to $5.5 million compared to $4.7 million for the same period in 2009.  Advertising spend used to grow the number of users of our ALOT products increased approximately $0.6 million to $4.9 million in the three months ended March 31, 2010, compared to $4.3 million for the same period in the prior year. During the first quarter of 2009 a decrease in advertising spend was implemented to conserve cash in the lead up to the sale of MIVA Media.

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

General and administrative expenses decreased by $1.7 million in the three months ended March 31, 2010, to $1.4 million compared to $3.1 million for the same period in the previous year.  Decreases contributing to this variance included: salaries, benefits, and other employee expenses, including share-based compensation ($0.8 million); consulting services ($0.7 million); IT expenses ($0.09 million); insurance ($0.06 million); and office expense ($0.04 million). These cost reductions were indirectly related to our sale of our MIVA Media assets. The amount of leased space we required was significantly reduced and we sublet a portion of our space to the buyer of our MIVA Media assets in March 2009. For the most part, our office related expenses and share based compensation are directly related to the number of people that we employ, and that number was significantly reduced in 2009. The smaller size and less complex structure of our continuing operations had the effect of reducing costs for legal, accounting, and other consulting fees, as well as insurance costs.  Currently there are no plans for an employee expansion in 2010.  No significant changes to the size and complexity of our business are planned in 2010.

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services; and depreciation for related equipment used in product development.

Product development expenses decreased by $0.2 million in the three months ended March 31, 2010, to $0.5 million compared to $0.7 million for the same period in the previous year as employee related expenses decreased by $0.15 million.

Interest Income (expense), net

We had no interest expense for the three months ended March 31, 2010 compared to net interest expense of approximately $0.08 million in the same period in the prior year.  In the prior year we incurred net expense related to our capital lease obligations and interest expense incurred through our secured line of credit arrangement with Bridge Bank.

Exchange Gain

We recognized an exchange gain of approximately $0.07 million during the three months ended March 31, 2010 compared to no loss or gain recognized in the same period of 2009. We discontinued European operations when we sold our MIVA Media assets to Adknowledge in March 2009.  However, we retained certain financial assets and liabilities that were contained within the related Vertro owned European legal entities whose liquidation is expected to occur in 2010.  Given this post-sale structure, the U.S. dollar became the functional currency for the EU entities causing us to record exchange rate changes in our consolidated statement of operations.  Most of the exchange rate gain relates to the outstanding intercompany loans between the EU subsidiaries and our U.S. parent corporation that previous to the MIVA Media sale were recognized in Accumulated Other Comprehensive Income.  In anticipation of final liquidation of the EU legal entities, similar exchange rate gains or losses could occur in 2010 should the relationship between the U.S. dollar and European currencies change.

Gain on Sale of Discontinued Operations

On March 12, 2009, with the exception of certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, we sold the assets, net of liabilities assumed, of our MIVA Media business for cash consideration of approximately $11.6 million and assumption of a software license of $0.3 million less post-closing adjustments of approximately $0.7 million, which resulted in a gain on sale of approximately $7.1 million during 2009, including $6.9 million recognized during the three months ended March 31, 2009. We incurred approximately $1.3 million of legal and financial advisory fees in connection with the sale of the MIVA Media division, which are included in the net gain on sale.   Our decision to divest our MIVA Media business was due primarily to inconsistencies between the division’s products and services and our current strategic plan.

Income from discontinued operations was $0.8 million for the three months ended March 31, 2010, compared to a loss from discontinued operations of $5.2 million for the same period of 2009. During the three months ended March 31, 2010, income from discontinued operations of approximately $0.8 million, included income resulting from the release of $0.6 million of liabilities to trade vendors which directly resulted from the operations of the MIVA Media Division in the EU prior to the March 12, 2009 sale, offset by approximately $0.1 million of expenses directly related to the process of liquidating the MIVA Media entities in the EU and $0.3 million of income tax benefit from the release of a tax liability In the first quarter of 2010, we reviewed the income tax accounts associated with our discontinued operations and determined that a $0.3 million income tax payable recorded in 2005 should be released as an income tax benefit in income from discontinued operations.

As of March 31, 2010, financial assets and liabilities remain on the Company’s condensed consolidated balance sheet, which resulted from the operations of MIVA Media in the EU prior to the March 12, 2009 sale, include $0.6 million of income tax and value added tax receivables, and $1.5 million of accounts payable and accrued expenses, including approximately $1.3 million of liabilities to trade vendors, which may be released into income from discontinued operations in the future, when the Company determines that it has been released from these obligations.

Included in the $5.2 million loss from discontinued operations for the three months ended March 31, 2009, was approximately $0.7 million of stock compensation and severance expense resulting from the termination of our Senior Vice President of MIVA Media, and approximately $1.0 million of minimum royalty payment expense accrued as result of the MIVA Media Sale, as described in Note K to our condensed consolidated financial statements.

There was an estimated corresponding consolidated tax loss on the MIVA Media sale. The difference between the book gain and tax loss was estimated to be approximately $10.7 million and is predominately related to basis differences in goodwill, which was impaired at December 31, 2008, for book purposes, other intangible assets also impaired at December 31, 2008, and fixed assets, all of which we had tax basis in excess of book basis.

As a result of the MIVA Media sale we have terminated EU centered operations and all operations are now centered in the U.S.  As a result, the U.S. dollar subsequently became the functional currency for all operations.  Effective April 1, 2009, we are recording all current foreign currency translation adjustments in income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale, will be reflected in discontinued operations when the retained net assets of the foreign subsidiaries are substantially liquidated.

Income Taxes

The income tax expense for the three months ended March 31, 2010 and 2009, $0.025 million and $0.014 million, respectively, were primarily due to the interest expense on the liability for uncertain tax positions that is reported as a discrete item. Additionally, the expense for the three months ended March 31, 2010, includes $0.01 million for income tax based on forecasted earnings and giving consideration to effects of Alternative Minimum Tax.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

Net Income from Continuing Operations

As a result of the factors described above, we generated net income from continuing operations of $0.5 million and a net loss of $2.8 million for the three months ended March 31, 2010 and 2009, respectively, that represents diluted earnings (loss) per weighted average outstanding share of $0.02 and $(0.08) respectively.

Weighted average common shares used in the basic and diluted earnings per share computation increased 0.6 million and 1.7 million shares, respectively, from 33.6 million shares for the year ended December 31, 2009 to approximately 34.2 million and 35.3 million shares for the three months ended March 31, 2010.  These increases were attributable to shares issued upon the vesting of restricted stock units, the dilutive effect of equivalent shares for unvested service based restricted stock units, and the inclusion of dilutive shares since we have income from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had total unrestricted cash of $5.2 million.  This represents a $0.4 million or 8% increase from the total cash of $4.8 million at December 31, 2009.  The increase in cash was primarily due to proceeds from investing activities of $0.7 million, offset by cash used in operations of $0.4 million.

Operating Activities

Net cash used in operations totaled $0.41 million in the three months ended March 31, 2010.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected, and between expenses recorded and expenses paid.  Net income of $1.3 million included expenses that did not require cash, including provisions for depreciation and amortization ($0.01 million) and equity based compensation ($0.21 million).  Income items that did not provide cash includes a foreign exchange gain ($0.07 million), a gain on sale of a domain ($0.3 million) and a doubtful account recovery ($0.04 million).  Thus, operations provided cash before the effect of timing differences of $1.1 million.  With respect to timing differences, revenue recorded exceed revenue collection ($0.4 million) and expenses paid exceeded expenses recorded ($1.2 million).  The net effect was the cash flow used in operations of $0.41 million.

Net cash used in operations totaled $2.2 million in the three months ended March 31, 2009.  The net loss of $1.1 million included expenses that did not require cash, including a provision for doubtful accounts ($1.5 million), depreciation and amortization ($0.3 million), and equity based compensation ($1.0 million).  An income item that did not provide cash is the gain on the MIVA sale ($6.9 million); it is the proceeds of the sale, which is shown in Investing Activities, that provided the cash.  Thus, the cash used in operations before the effect of timing differences was $5.2 million.  With respect to timing differences, revenue collected was more than revenue recorded ($7.1 million) but offset by the amount representing deferred revenue ($1.3 million).  With respect to expenses, the amount paid was more than the amount recorded ($2.8 million).    This resulted in net cash used in operations of $2.2 million.  As noted, the proceeds of the sale of MIVA Media ($10.4 million) are classified as cash flow from investing activities.

Investing Activities

Net cash provided by investing activities totaled approximately $0.7 million during the three months ended March 31, 2010.  Cash was provided by: the net proceeds from the sale of a domain ($0.3 million), additional proceeds from the MIVA Media sale ($0.3 million) and proceeds from the collection of security deposits ($0.1), offset by the purchase of capital assets $(0.03 million).

Net cash provided by investing activities totaled approximately $12.0 million during the three months ended March 31, 2009.  Cash was provided by: the net proceeds from the sale of the MIVA Media business ($11.6 million) net of legal and financial advisory costs paid for the sale ($1.2 million); and cash released from restriction as collateral for the secured line of credit agreement with Bridge Bank ($2.0 million).  Offsetting these two sources was cash used to purchase and develop capital assets, including internally developed software ($0.1 million), and cash restricted under a cash account securing a letter of credit ($0.3 million).

Financing Activities

There was no cash used in or provided by financing activities during the three months ended March 31, 2010.

Net cash used in financing activities totaled approximately $5.2 million during the three months ended March 31, 2009.  This use of cash consisted of a one-time payment on the secured line of credit agreement with Bridge Bank ($4.4 million) and cash used to pay the quarterly payments on a capital lease obligation ($0.8 million).

Liquidity

We currently anticipate that our working capital of approximately $3.0 million, including unrestricted cash of approximately $5.2 million as of March 31, 2010, along with cash flows from operations, will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors,” in our Form 10-K, filed with the Securities and Exchange Commission on March 25, 2010, and those appearing in Part II, Item 1A of this Form 10-Q.

RESTRUCTURING

Restructuring –2009

During 2009, approximately $0.6 million in severance payments were accrued as a restructure reserve and are included in loss from discontinued operations. Of that amount, $0.5 remained payable as of December 31, 2009.  Approximately $0.2 million was paid during the first quarter of 2010 and the balance is expected to be paid by the end of the year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein.  The most significant of these areas involving difficult or complex judgments include:

•	Allowance for doubtful accounts

•	Income taxes

•	Share based compensation

•	Legal contingencies

In each situation, we are required to make estimates about the effects of matters or future events that are inherently uncertain.

During the three months ended March 31, 2010, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed by us with the SEC on March 25, 2010.

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

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s past results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 25, 2010, subject to those material changes appearing in Part II, Item 1A of this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Historically we have had international revenues in foreign subsidiaries and the corresponding foreign exchange rate fluctuations were recorded within the assets and liabilities of those subsidiaries in their respective local currencies (the functional currencies) and then translated into U.S. dollars in preparing our condensed consolidated financial statements.  This exposure to foreign exchange rate fluctuations arose in part from intercompany accounts in which costs incurred in the United States or the United Kingdom were charged to our subsidiaries   typically denominated in the functional currency of the foreign subsidiary.   Additionally, foreign exchange rate fluctuations may significantly impact our consolidated results from operations as exchange rate fluctuations on transactions denominated in currencies other than the functional currencies of our parent company or different subsidiaries result in gains and losses that are reflected in our condensed consolidated statements of operations.  The effect of foreign exchange rate fluctuations on our consolidated financial position for the three months ending March 31, 2010, was a net translation gain of approximately $0.07 million. This net translation adjustment was recognized within continuing operations in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2010.

As a result of the sale of the Media business we do not have material international revenues generated from continuing operations for the three months ended March 31, 2010.  Further, there was no significant portion of the foreign currency translation adjustment related to the assets sold in the MIVA Media sale.  As a result, effective April 1, 2009, we concluded that the functional currency for all operations is the US dollar.  Thus, foreign currency translation adjustments are now included in income (loss) from continuing operations.  The balance of foreign currency translation adjustments of $12.9 million accumulated through the date of the MIVA Media sale, which is reflected in our March 31, 2010 Condensed Consolidated Balance Sheet as accumulated other comprehensive income, will be reflected in discontinued operations when the retained net assets of the foreign subsidiaries are substantially liquidated.

Item 4. CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of such period.

We have made no change to our internal control over financial reporting during the quarter ended March 31, 2010, in connection with our first quarter 2010 evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

NOTE I – LEGAL PROCEEDINGS

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

No accruals for potential losses for litigation are recorded as of March 31, 2010 and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

Item 1A. Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 25, 2010, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

Risks relating to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

In December 2006, we entered into an agreement with Google pursuant to which we agreed to utilize Google’s paid listings and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in November 2008 for a two year term beginning on January 1, 2009.  We receive a share of the revenue generated by the paid listing services supplied to us from Google. The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries.   For the quarter ended March 31, 2010, Google accounted for approximately 88% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights. Google also competes with our ALOT business.  If (i) we fail to have websites and applications approved by Google; (ii) Google’s performance deteriorates, (iii) we violate Google’s guidelines, or (iv) Google exercises its termination rights, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.  If any of these circumstances were to occur, we may not be able to find another suitable alternate paid listings provider or otherwise replace the lost revenues.

Risks Relating to an Investment in Our Common Stock

We have entered into a Reserve Equity Financing Agreement under which we may sell up to $2.0 million of our common stock at a discount to an Investor over a two-year period, which may have the effect of depressing the market price of our common stock and cause existing stockholders to experience substantial dilution.

We have entered into a Reserve Equity Financing Agreement with AGS Capital, LLC, under which we may sell up to $2.0 million of our common stock at a discount to AGS over a two-year period, subject to certain conditions and limitations.   Depending on possible changes in our stock price, trading volume, and capital needs, as well as the market overall, existing stockholders could experience substantial dilution if we draw the entire $2.0 million, or a significant portion thereof.  Further, the sale of these shares to AGS and into the public market by AGS could depress the market price of our common stock.  The common stock to be issued to AGS pursuant to such agreement will be purchased at an 8% discount to the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the date of our notice to AGS of our election to sell shares pursuant to such agreement.  AGS has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price. If AGS sells the shares, the price of our common stock could decrease.  If our stock price decreases, AGS may have a further incentive to sell the shares of our common stock that it holds.  These sales may put further downward pressure on our stock price.

Our failure to maintain continued listing compliance criteria in accordance with NASDAQ Marketplace Rules could result in NASDAQ delisting our common stock.

NASDAQ Marketplace Rules require us to have a minimum closing bid price of $1.00 per share for our common stock as well as maintaining certain stockholders equity, marketplace value, or other financial metric criteria.  We did not maintain compliance with the continued listing compliance criteria and we received notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from the NASDAQ Global Market.  In December 2009, we received the delisting notification based on non-compliance with NASDAQ listing rules and we subsequently submitted an appeal to NASDAQ and were granted a hearing.  At that hearing in January 2010, we presented our plan to regain compliance with the listing requirements along with a request for an extension to June 2010 to execute that plan.  A favorable ruling on the appeal was issued in February 2010, under which we were transferred to the NASDAQ Capital Market and given until June 14, 2010 to comply with the cited issues.  Subsequent to the ruling in February 2010, the NASDAQ Listings Qualifications Panel granted the Company's subsequent request for an extension of time, as permitted under NASDAQ's Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing. In accordance with the Panel's decision, on or before September 13, 2010, the Company must evidence a closing bid price of $1.00 or more for a minimum of ten prior consecutive days. Under NASDAQ's rules, this date represents the maximum length of time that a Panel may grant to regain compliance.

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

As of March 31, 2010, we had stock options outstanding to purchase a total of approximately 1.2 million shares at a weighted average price of $9.70 per share under our stock incentive plans.

Also, as of March 31, 2010, we had 1.2 million restricted stock units outstanding including approximately 0.4 million in restricted stock units that would vest upon our common stock reaching, and closing, at share prices ranging from $1.00 to $12.00 for ten consecutive trading days.  The remaining approximate 0.8 million restricted stock units will vest in equal increments on January 2 in years 2011, 2012 and 2013.  If outstanding stock options are exercised or restricted stock units vest, significant dilution will occur to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we acquired shares of our common stock in connection with vesting of restricted stock units as described in the table below.

 Issuer Purchases of Equity Securities

				(c) Total Number	(d) Maximum Number
				of Shares (or	(or Approximate Dollar
	(a) Total		(b)	Units) Purchased	Value) Shares (or Units)
	Number of		Average	as Part of Publicly	Purchased as Part of
	Shares		Price Paid	Announced Plans	Publicly Announced
	Purchased		per Share	or Programs	Plans or Programs

Period
Jan. 1, 2010 through Jan 31, 2010	163,211		$0.43	n/a	n/a
Feb. 1, 2010 through Feb. 28, 2010				n/a	n/a
Mar. 1, 2010 through Mar. 31, 2010				n/a	n/a
Total	163,211	(1)	$0.43	-

(1) Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized .

Vertro, Inc.

Date: May 11, 2010	By:	/s/ Michael Cutler
Michael Cutler
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit No.	Footnote	Description
10.1	a	Fourth Amendment to Lease, dated March 31, 2010, between Vertro, Inc. and Mick Vorbeck, released from escrow April 13, 2010.

10.2	a	Sublease, dated March 31, 2010, between Vertro, Inc. and MIVA AK, Inc., released from escrow April 13, 2010.

10.3	+	Employment, Confidential Information and Invention Assignment Agreement, dated December 24, 1998, between Robert Roe and Alot, Inc. (f/k/a Comet Systems, Inc.)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

(a)	Incorporated by reference to exhibit previously filed on April 16, 2010, with Vertro’s Form 8-K.

+	Management compensation contract or plan.

The Agreements that have been filed or incorporated herein by reference (the "Agreements") are included to provide investors and security holders with information regarding their terms. They are not intended to provide any other financial information about us or our subsidiaries and affiliates. The representations, warranties and covenants contained in each of the Agreements were made only for purposes of the Agreements and as of specific dates; were solely for the benefit of the parties to the Agreements; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Agreement instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of the Company or any of its subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Agreements, which subsequent information may or may not be fully reflected in public disclosures by us.