Form 10-Q
period 2010-06-30
Vertro, Inc.
filed 2010-08-05
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

There were 35,161,640 shares of the Registrant’s Common Stock outstanding on August 04, 2010.

FORM 10-Q

Vertro, Inc.

Table of Contents

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Vertro, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,879	$4,837
Accounts receivable, less allowances of $570 and $679 at June 30, 2010 and December 31, 2009	2,991	3,041
Income tax receivable	320	695
Prepaid expenses and other current assets	546	651

TOTAL CURRENT ASSETS	9,736	9,224

Property and equipment, net	122	71
Restricted cash	200	200
Other assets	343	517

TOTAL ASSETS	$10,401	$10,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,668	$4,706
Accrued expenses	2,571	2,778
Income tax payable	20	299
Deferred revenue	-	25

TOTAL CURRENT LIABILITIES	6,259	7,808

Long-term liabilities	1,306	1,365

TOTAL LIABILITIES	7,565	9,173

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized, 500 shares; none issued and outstanding	-	-
Common stock, $.001 par value; authorized, 200,000 shares; issued 36,191 and 35,642, respectively; outstanding 34,231 and 33,852, respectively	36	35
Additional paid-in capital	271,316	270,690
Treasury stock, 1,960 and 1,790 shares at cost, respectively	(6,795)	(6,722)
Accumulated other comprehensive income	12,914	12,914
Accumulated deficit	(274,635)	(276,078)

TOTAL STOCKHOLDERS' EQUITY	2,836	839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,401	$10,012

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Statements.

Vertro, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$8,461	$6,002	$16,565	$12,236
Cost of services	363	445	869	901
Gross profit	8,098	5,557	15,696	11,335

Operating expenses
Marketing and sales	5,608	6,143	11,056	10,896
General and administrative	1,802	2,193	3,239	5,285
Product development	535	633	1,083	1,331
Amortization	-	40	-	40
Restructuring	-	-	-	(15)

Total operating expenses	7,945	9,009	15,378	17,537

Income (loss) from operations	153	(3,452)	318	(6,202)
Foreign exchange rate gain (loss)	50	(398)	119	(398)
Gain on sale of domain name	-	-	285	-
Other income (expense), net	10	9	10	(72)

Income (loss) before provision for income taxes	213	(3,841)	732	(6,672)

Income tax expense	17	14	42	27

Income (loss) from continuing operations	196	(3,855)	690	(6,699)

Income (loss) from discontinued operations, net of income taxes	(51)	491	753	(4,667)

Gain on sale of discontinued operations, net of income taxes	-	213	-	7,139

Net income (loss)	$145	$(3,151)	$1,443	$(4,227)

Basic earnings (loss) per share
Continuing operations	$0.01	$(0.11)	$0.02	$(0.20)
Discontinued operations	$-	$0.02	$0.02	$0.07
Earnings (loss) per share	$0.01	$(0.09)	$0.04	$(0.13)

Diluted earnings (loss) per share
Continuing operations	$0.01	$(0.11)	$0.02	$(0.20)
Discontinued operations	$-	$0.02	$0.02	$0.07
Earnings (loss) per share	$0.01	$(0.09)	$0.04	$(0.13)

Weighted-average number of common shares outstanding
Basic	34,229	33,707	34,192	33,453
Diluted	35,379	33,707	35,341	33,453

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Statements.

Vertro, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows From Operating Activities

Net income (loss)	$1,443	$(4,227)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities
(Recovery) provision for doubtful accounts	(109)	745
Depreciation and amortization	23	334
Write-off of deferred financing costs	-	560
Equity based compensation	432	1,238
Foreign exchange (gain) loss	(119)	398
Gain on sale of business	-	(7,139)
Gain on sale of domain name	(285)	-
Changes in operating assets and liabilities:
Accounts receivable	(294)	4,772
Prepaid expenses and other current assets	105	206
Income taxes receivable	96	242
Deferred revenue	(27)	-
Other assets	73	41
Accounts payable, accrued expenses, and other liabilities	(1,315)	(2,161)

Net cash provided by (used in) operating activities	23	(4,991)

Cash Flows from Investing Activities
Release of line of credit restricted collateral	-	2,000
Net increase for cash restricted to secure letter of credit	-	(550)
Net Proceeds from sale of business	345	9,770
Net Proceeds from sale of patent	285	-
Net Proceeds from security deposits	176	-
Purchase of property and equipment	(74)	(312)

Net cash provided by investing activities	732	10,908

Cash Flows from Financing Activities
Repayment of secured line of credit	-	(4,351)
Net proceeds from sale of common stock	222	-
Payments on notes payable and capital leases	-	(186)

Net cash provided by (used in) financing activities	222	(4,537)

Effects of foreign currency exchange rates	65	237

Increase in cash and cash equivalents	1,042	1,617

Cash and cash equivalents, beginning of period	4,837	6,699

Cash and cash equivalents, end of period	$5,879	$8,316

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Statements.

Vertro, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

NOTE A - NATURE OF BUSINESS

Vertro, Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us” or “Vertro”), is an Internet company that owns and operates the ALOT product portfolio. During the period covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media (which was sold on March 12, 2009). See Note C.

ALOT
ALOT offers homepage and Internet browser toolbar products under the ALOT brand. Our customizable ALOT Homepage and ALOT Toolbar products are designed to make the Internet easy for consumers by providing direct access to affinity oriented content and search results. These products generate over 2.5 million Internet searches per day.

The majority of our revenue is generated from our search website at http://search.alot.com when a user clicks on a paid search result link provided by one of our third-party advertising partners. Advertisers pay our advertising partners for clicks on paid search result links and our advertising partner pays us a percentage of that fee based on a revenue share formula that is defined in our agreements with our partners. We recognize revenue from paid search result clicks in the period that the clicks occurred.

MIVA Media
Prior to the MIVA Media sale on March 12, 2009, MIVA Media was an auction based pay-per-click advertising network that we operated across North America and in Europe.  MIVA Media connected buyers and sellers online by displaying advertisements in response to consumer search or browsing activity on select Internet properties.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these Unaudited Condensed Consolidated Financial Statements, and the presentations and disclosures herein are adequate when read in conjunction with the Audited Condensed Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2009.

Certain prior period amounts may have been reclassified to conform with the current year presentation. Operating results for the three months and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the entire year. The Unaudited Condensed Consolidated Financial Statements include the accounts and operations of Vertro, Inc. and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Historically, our two operating divisions had been MIVA Media and MIVA Direct (now dba ALOT), which aggregated into one reportable segment, performance marketing.  Revenues and long-lived assets of ALOT are all within the United States.  Therefore, no separate segment disclosures are presented as of and for the three and six months ended June 30, 2010 and 2009.

Use of Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: income taxes; tax valuation reserves; restructuring reserve; loss contingencies; allowances for doubtful accounts; share-based compensation; the wind down of discontinued operations, and useful lives for depreciation and amortization. Actual results could differ materially from these estimates.

Revenue Recognition

When an ALOT user clicks on a sponsored advertisement on a partner’s network, revenues are recognized in the amount of the partner’s fee due to ALOT. Non-click-through-related revenue from ALOT is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is reasonably assured.

In our MIVA Media Division (which was sold in March 2009), revenue was generated primarily from click-throughs on our managed advertisers’ paid listings. When an Internet user clicked on a keyword advertisement, revenue was recognized in the amount of the advertiser’s bid price. We recorded the MIVA Media click-through revenue gross and private label revenue net. As a result of the MIVA Media sale, revenue recorded from the MIVA Media Division is now included as part of discontinued operations for all periods presented.

Cost of Services

Our cost of services consists of infrastructure, personnel, and backfill expenses directly related to the production, distribution, and usage of our ALOT products.

Cash and Cash Equivalents

Cash consisted of bank deposits.  We did not maintain a balance in short-term investments as of June 30, 2010 or December 31, 2009. In addition, we had restricted cash of $0.2 million associated with credit cards in the periods presented.

Allowance for Doubtful Accounts

We record our allowance for doubtful accounts based on our assessment of various factors.  We consider historical experience, the age of the accounts receivable balances, the credit quality of customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and accounts receivable. As of June 30, 2010, substantially all of our cash was on deposit with a single financial institution.  As of June 30, 2010, our cash and restricted cash with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers located primarily in the United States. As of June 30, 2010, one customer (Google) accounted for approximately 85% of the accounts receivable balance. For the three and six months ending June 30, 2010, Google represented approximately 88% of consolidated revenues from continuing operations. In 2009, the percentages were 89% and 90% for the respective periods.

Fair Value of Financial Instruments

At June 30, 2010 and December 31, 2009, our financial instruments included cash, accounts receivable, and accounts payable. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss) shown in the Unaudited Condensed Consolidated Statements of Operations. Total comprehensive income for the three and six months ended June 30, 2010 was $0.1 million and $1.4 million, while the total comprehensive (loss) for the same periods in 2009 was ($3.1 million) and ($3.7 million), respectively. The difference between total comprehensive loss and net loss is the direct result of foreign currency translation adjustments.

Accumulated Other Comprehensive Income

At June 30, 2010, Accumulated Other Comprehensive Income, shown in the equity section of the Unaudited Condensed Consolidated Balance Sheets, is an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million that arose as part of our MIVA Media business. The sale of MIVA Media operations on March 12, 2009 did not include the transfer to the buyer of any significant financial assets or liabilities of our foreign subsidiaries. We plan to release the $12.9 million of related currency translation adjustments from Accumulated Other Comprehensive Income to discontinued operations in the consolidated statement of operations when the MIVA Media related retained foreign entity net assets are substantially liquidated.

Customer Acquisition Costs

Customer acquisition costs are expensed as incurred, and are included in Marketing, Sales and Service expense. For the three and six months ended June 30, 2010, we incurred approximately $5.2 million and $10.1 million in customer acquisition costs. For the same periods in 2009, we incurred approximately $5.8 million and $10.1 million, respectively. The majority of these costs were incurred to acquire additional customers and to promote our ALOT products.

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

Property and Equipment

Equipment and furniture are stated at cost.  In the case of items acquired as a part of business acquisitions, cost is recorded at fair value on the date of acquisition. Equipment and furniture are depreciated using the straight-line method over the estimated useful lives for the respective assets, which range from two to five years. Depreciation expense consists of depreciation of computer equipment and furniture. Improvements to leased premises are capitalized and amortized over the shorter of the related lease term or the useful lives of the improvements, ranging from three to ten years.

Share Based Compensation

We used the modified-prospective-transition method in connection with the adoption of fair value recognition provisions for share based compensation expense. Under that transition method, compensation cost recognized in 2010 and 2009 includes amortization of: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimate previously established; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimates.

Foreign Currency Translation

As a result of the sale of MIVA Media on March 12, 2009, we have terminated European Union (EU) centered operations and all operations are now centered in the U.S.  As a result, the U.S. dollar has become the functional currency for all operations.  Effective April 1, 2009, we are recording all current foreign currency translation adjustments in current period income (loss) from continuing operations.  The unaudited Condensed Consolidated Balance Sheets contain foreign currency translation adjustments accumulated through the date of sale, which is reflected in the balance sheet as accumulated other comprehensive income, and will be reflected in discontinued operations when the retained foreign entities are substantially liquidated.

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

Pending Accounting Pronouncement Changes

New accounting pronouncements that have been adopted but are not yet effective include, but are not limited to, pronouncements on the following subjects:

•	Scope Exceptions Related to Embedded Credit Derivatives
•	Consolidation of Certain Investment Funds
•	Fair Value Measurement and Disclosures
•	Multiple-Deliverable Revenue Arrangements

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the future reporting of its results of operations, financial position or cash flows.

NOTE C – SALE OF MIVA MEDIA DIVISION AND DISCONTINUED OPERATIONS

On March 12, 2009, with the exception of certain retained assets and liabilities, we sold the assets, net of liabilities assumed, of our MIVA Media business for cash consideration of approximately $11.6 million and assumption of a software license of $0.3 million less post-closing adjustments of approximately $0.7 million, which resulted in a gain on sale of approximately $7.1 million during 2009, including $6.9 million recognized during the three months ended March 31, 2009. We incurred approximately $1.3 million of legal and financial advisory fees in connection with the sale of the MIVA Media division, which are included in the net gain on sale.

Income (loss) from discontinued operations is reflected in the Unaudited Condensed Consolidated Statements of Operations. During 2009, approximately $0.6 million in severance payments were accrued as a restructure reserve and are included in loss from discontinued operations. Of that amount, $0.2 million was paid during the first quarter of 2010 and the remainder is expected to be paid by year end 2010. During the six months ended June 30, 2010, income from discontinued operations of approximately $0.8 million included income resulting from the release of $0.7 million of liabilities to trade vendors that directly resulted from the operations of the MIVA Media Division in the EU prior to the March 12, 2009, sale and $0.3 million of income tax benefit from the release of a tax liability in the first quarter of 2010, offset by approximately $0.2 million of expenses directly related to the process of liquidating the MIVA Media entities in the EU.

Included in the $4.7 million loss from discontinued operations for the six months ended June 30, 2009, was approximately $0.7 million of stock compensation and severance expense, and approximately $1.0 million of minimum guaranteed royalty payment expense accrued as a result of the MIVA Media sale on March 12, 2009.

NOTE D – ACCOUNTING FOR SHARE-BASED COMPENSATION

Stock compensation expense for the three months ended June 30, 2010 and 2009, was $0.21 million and $0.24 million, respectively, and for the six months then ended $0.43 million and $1.24 million, respectively. For the three months ended June 30, 2010 and 2009, our share-based employee compensation expense consisted of stock option expense of $0.01 million and $0.05 million, respectively, and restricted stock unit (“RSU”) expense of $0.20 million and $0.19 million, respectively. For the six months ended June 30, 2010 and 2009, our share-based employee compensation expense consisted of stock option expense of $0.01 million and $0.11 million, respectively, and RSU expense of $0.4 million and $1.1 million, respectively.  The stock option expense and the RSU expense totals for the six months ended June 30, 2009 include approximately $0.7 million in accelerated stock-based compensation expense resulting from the vesting of certain stock options and RSUs related to two former officers resignations in March 2009.  Stock option activity under the plans during the six months ended June 30, 2010, included the expiration of options to purchase 22,000 shares of the Company’s common stock at a weighted average exercise price of $9.72  Stock option activity for the six months ended June 30, 2009, included the forfeiture of options for 318,000 shares of the Company’s common stock of which 54,000 was at a weighted average exercise price of $5.18 and 264,000 was at a weighted average price of $8.05.

As of June 30, 2010, all compensation expense related to stock options had been recognized.  The fair value of the stock options was estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the six month periods ended June 30, 2010 and 2009.

In January 2009, we issued RSUs to employees with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon our common stock reaching, and closing, a share price at or exceeding $1.00 per share for ten consecutive trading days. In January 2009, we also issued RSUs to our independent Board members with service based vesting provisions (25% per quarter in equal increments).

In January 2010, we issued RSUs to our independent Board members with service based vesting provisions (25% per quarter in equal increments). There were 335,896 service based and 25,000 performance based RSUs issued during the period through June 30. 2010. In July 2010 approximately 825,000 RSUs were issued to employees.

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

NOTE E – EQUITY AND PER SHARE DATA

We had net income from continuing operations for the three and six months ended June 30, 2010.  As a result, exercisable stock options and restricted stock units were reviewed for the dilutive effect on earning per share calculation. Had the average market price been greater than the option price for the periods presented, or the market price been at or exceeding $1.00 per share for ten consecutive trading days, certain exercisable options and performance based restricted stock units would have had a dilutive effect and been included in the diluted earnings per share calculation.  The number of stock options that would have been included in the calculation was 1.2 million shares with a range of exercise prices between $1.00 and $23.14 as of June 30, 2010. The number of performance based restricted stock units that would have been included was 0.39 million. Service based restricted stock units have a dilutive effect (4 year vesting provision) and as a result were included in the diluted earnings per share calculation. The number of service based restricted units included in the calculations was 1.15 million.

NOTE F – LEGAL PROCEEDINGS

Shareholder Class Action Lawsuits

In 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida.  The complaints alleged that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of the Company. Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, we made certain misleading statements and omitted material information.

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

No significant accruals for potential losses for litigation are recorded as of June 30, 2010, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE G - LONG TERM DEBT AND FINANCING AGREEMENTS

The long term liabilities on the unaudited Condensed Consolidated Balance Sheets primarily relate to the liabilities for uncertain tax positions that were reported as a discrete item, as well as, deferred lease obligations for our office operating leases.

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

The Bridge Bank Loan Agreement was converted to a “financed receivable” agreement to accommodate the new structure of the business.  The Agreement has a credit limit of $5 million.  Loan draws are secured against individual, qualified accounts receivable we hold and the “financed receivables” are paid off as our clients make payments on their accounts.  Delinquencies greater than 90 days are subject to a demand payment by Bridge Bank.  Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 2.5% plus a monthly maintenance fee equal to 0.2%.  We are obligated to maintain an average daily balance of $1 million in our demand deposit account at Bridge Bank. At June 30, 2010, no amounts were outstanding and we were eligible to draw down a total of approximately $2.6 million under the Facility. The amended Loan Agreement expires on December 17, 2010, if we do not exercise our option to renew the facility for another year.

NOTE H– COMMITMENTS AND CONTINGENCIES

The Company’s commitment and contingencies associated with its purchase contracts and capital and operating lease obligations did not change materially from that disclosed in the Form 10-K filing for the year ended December 31, 2009.

NOTE I – INCOME TAXES

Income Tax Expense

The income tax expense for the three months ended June 30, 2010 and 2009, $0.02 million and $0.01 million, respectively, and for the six months ended June 30, 2010 and 2009, $0.04 million and $0.03 million, respectively, were primarily due to the interest expense on the liability for uncertain tax positions that was reported as a discrete item and the provision for Alternative Minimum Tax (AMT).

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

NOTE J – TREASURY STOCK

During the three months ended June 30, 2010, our shares held in treasury increased by a total of 6,813 shares or approximately $0.003 million.  This increase in treasury shares resulted from withholding shares upon the vesting of restricted stock units during the period to fund payment of related withholding taxes.

NOTE K – EQUITY FINANCING AGREEMENT WITH AGS CAPITAL GROUP

On May 10, 2010, we entered into a Reserve Equity Financing Agreement (the “REF Agreement”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $2.0 million, subject to certain conditions and limitations.  In connection with the REF Agreement, we also entered into a registration rights agreement with AGS, dated May 10, 2010 (the “RRA Agreement”).  In connection with the REF Agreement, we have paid AGS a diligence fee of $15,000 in cash and are required to pay AGS a fee of $80,000 in shares of our common stock or 141,593 shares upon the effective registration of the shares with the SEC.

Under the REF Agreement, for a period of 24 months from the effectiveness of a registration statement filed pursuant to the RRA Agreement, we may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the REF Agreement by selling shares of our common stock to AGS up to an aggregate of $2.0 million, subject to various limitations that may reduce the total amount available to us. The purchase price of these shares will be 92% of the lowest daily dollar volume weighted average price of our common stock during the pricing period which is the five consecutive trading days after we give AGS a notice of an advance under the REF Agreement.

We filed a Form S-3 registration statement in connection with the RRA Agreement but it has not been declared effective by the SEC to date.  As such, we are unable to draw on the REF Agreement at this time.

Note L- NASDAQ COMPLIANCE AND SALE OF COMMON STOCK

To ensure continued listing on the NASDAQ Capital Market, we must meet all listing requirements of NASDAQ, including (i) stockholders' equity of at least $2.5 million on or before June 14, 2010, and (ii) evidence a closing bid price of $1.00 or more on our shares of common stock for a minimum of ten consecutive days on or before September 13, 2010.

On June 14, 2010, we announced that we had regained compliance with the minimum stockholders' equity requirement of $2.5 million for continued listing on the NASDAQ Capital Market. Pursuant to income from operations in the current quarter and the execution of a $0.25 million Stock Purchase Agreement (the “Stock Purchase Agreement”) between us and Red Oak Fund, LP. and Pinnacle Fund, LLLP (collectively, the “Purchasers”), we believe that our stockholders' equity now exceeds the NASDAQ $2.5 million requirement for continued listing. Under the Purchase Agreement, we sold an aggregate of 657,895 shares of our common stock, $0.001 par value per share, for an aggregate purchase price of $250,000 resulting in proceeds of $222,000, net of offering costs of $28,000.

 On June 16, 2010, we received written confirmation from the NASDAQ Office of General Counsel, that we have met the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Stock Market.  Pursuant to its authority under NASDAQ Listing Rule 5815(4)(A), however, NASDAQ will continue to monitor our stockholders’ equity and has imposed a Hearings Panel Monitor for that purpose, which will extend until June 14, 2011.

We continue to have until September 13, 2010, to regain compliance with the $1.00 per share minimum bid price requirement. At our 2010 annual meeting of stockholders held on June 10, 2010, our stockholders approved a resolution to authorize the Board of Directors, in its sole and absolute discretion without further action of the stockholders, to amend our Amended and Restated Certificate of Incorporation to implement a reverse stock split of our common stocks $0.001 par value per share, at a ratio of between 1-for-2 and 1-for-5 at any time prior to December 31, 2010.

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

Executive Summary

During the periods covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media, which aggregate into one reportable segment, performance marketing.

Vertro, Inc., together with its wholly-owned subsidiaries, (collectively, the “Company,” “we,” “us” or “Vertro”), is an Internet company that owns and operates the ALOT product portfolio. During the period covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media (which was sold on March 12, 2009—see Note C).

ALOT
ALOT offers homepage and Internet browser toolbar products under the ALOT brand. Our customizable ALOT Homepage and ALOT Toolbar products are designed to make the Internet easy for consumers by providing direct access to affinity oriented content and search results. These products generate over 2.5 million Internet searches per day.

MIVA Media
Prior to the MIVA Media sale on March 12, 2009, MIVA Media was an auction based pay-per-click advertising network that we operated across North America and in Europe.  MIVA Media connected buyers and sellers online by displaying advertisements in response to consumer search or browsing activity on select Internet properties.

Organization of Information

This management’s discussion and analysis of financial condition and results of operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of continuing operations

•	Liquidity and capital resources

•	Critical accounting policies and estimates

RESULTS OF CONTINUING OPERATIONS

Revenue

The majority of our revenue is generated from our search website at http://search.alot.com when a user clicks on a paid search result link provided by one of our third-party advertising partners. Advertisers pay our advertising partners for clicks on paid search result links and our advertising partner pays us a percentage of that fee based on a revenue share formula that is defined in our agreements with our partners. We recognize revenue from paid search result clicks in the period that the clicks occurred.

During the three months ended June 30, 2010, we recorded revenue from continuing operations of $8.5 million, an increase of approximately 42% from the $6.0 million recorded in the same period in 2009. For the six months ended June 30, 2010, we recorded revenue of $16.6 million compared with $12.2 million for the six months ended June 30, 2009, an increase of approximately 36%.  The quarterly and year over year increase in revenue were due primarily to increases in the number of users of our toolbar and homepage products, which in turn resulted in increases in the number of searches, ad clicks, and other revenue generating events. These gains were partially offset by lower net revenue per search, which we believe was due primarily to: (i) a decrease in the gross rates paid by advertisers per click, (ii) anticipated reductions beginning in the first quarter of 2010 in revenue sharing rates from certain advertising partners, and (iii) an increase in the number of users of our products in markets where advertising rates are generally lower.

The quarterly and six month year over year increase in our user base was due primarily to continuous and consistent spending for customer acquisitions over the period starting in the second quarter of 2009 through the second quarter of 2010. In addition, increased efficiencies in our customer acquisition activities contributed to a reduction in our cost per acquisition and higher acquisition rates from comparable levels of customer acquisition costs. Reductions in our attrition rates also contributed to higher numbers of returning users generated from comparable levels of customer acquisition costs. Customer acquisition costs included in marketing and sales expenses in the Unaudited Condensed Consolidated Statements of Operations for the first six months ended June 30, 2010 and 2009 were $10.1 million in each period.

We are continuing to focus on achieving cost effective distribution for our ALOT products, and introducing new features that help improve retention.  In addition to more efficient buying that reduces our cost per acquisition, we have engaged in other on-going initiatives to expand distribution and reduce attrition for our ALOT products that include: (i) localizing our products for additional languages and markets, (ii) adding button content to our products to expand the number of categories of end-user interest, (iii) optimizing landing pages for our advertisements, and (iv) seeking new distribution relationships

One provider of sponsored listings for our ALOT division (Google) accounted for approximately 88% and 89% of the consolidated revenue for the quarters ended June 30, 2010 and 2009, respectively, and 88% and 90% for the six month periods ended June 30, 2010 and 2009, respectively.

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

Cost of services decreased to $0.36 million and $0.87 million for the three and six months ended June 30, 2010, compared with $0.45 million and $0.90 million in the same periods in the previous year.  Cost of services for the three and six month periods ended June 30, 2010, compared to the same periods in 2009, decreased as a percentage of revenue to 4.3% from 7.4% and 5.3% from 7.4%, respectively, as a result of costs remaining essentially even as revenue increased.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2010 and 2009, were as follows (in millions):

Amounts	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2010	2009	Variance	2010	2009	Variance
Marketing and sales	$5.6	$6.1	$(0.5)	$11.1	$10.9	$0.2
General and administrative	$1.8	$2.2	$(0.4)	$3.2	$5.3	$(2.1)
Product development	$0.5	$0.6	$(0.1)	$1.1	$1.3	$(0.2)
Total	$7.9	$8.9	$(1.0)	$15.4	$17.5	$(2.1)

Operating Expenses as a % of Revenue	For the Three Months Ended			For the Six Months Ended
	June 30,			March 31,
	2010	2009	Variance	2010	2009	Variance
Marketing and sales	65.9%	101.7%	-35.8%	66.9%	89.3%	-22.4%
General and administrative	21.2%	36.7%	-15.5%	19.3%	43.4%	-24.1%
Product development	5.9%	10.0%	-4.1%	6.6%	10.7%	-4.1%
Total	93.0%	148.4%	-55.4%	92.9%	143.4%	-50.5%

Marketing and Sales

Marketing and sales expense consists primarily of customer acquisition costs for toolbar acquisitions and also includes payroll expense and benefits related to individuals working within this category.

Marketing and sales expense decreased approximately $0.5 million for the three months ended June 30, 2010, to $5.6 million as compared to $6.1 million for the same period in 2009.  Customer acquisition costs used to grow the number of users of our ALOT products decreased approximately $0.6 million to $5.2 million in the three months ended June 30, 2010, as compared to $5.8 million for the same period in the prior year.

Marketing and sales expense increased approximately $0.2 million for the six months ended June 30, 2010, to $11.1 million compared to $10.9 million for the same period in 2009.  Customer acquisition costs used to grow the number of users of our ALOT products remained the same at $10.1 million in the six months ended June 30, 2010 and 2009. During the first quarter of 2009, a decrease in customer acquisition costs was implemented to conserve cash in the lead up to the sale of MIVA Media.

General and Administrative

General and administrative expense consists primarily of: payroll and related expenses for executive and administrative personnel, fees for professional services, costs related to leasing, maintaining, and operating our facilities, travel costs for administrative personnel, insurance, depreciation of property and equipment not related to search serving or product development activities, expenses and fees associated with the reporting and other obligations of a public company, bad debts, and other general and administrative services.  Fees for professional services include amounts due to lawyers, auditors, tax advisors, investment bankers and other professionals in connection with operating our business, litigation, and evaluating and pursuing new opportunities.

General and administrative expenses decreased by $0.4 million in the three months ended June 30, 2010, to $1.8 million as compared to $2.2 million for the same period in the previous year.  Decreases contributing to this variance included: consulting services ($0.6 million); public company expense ($0.1 million); and insurance ($0.07 million); offset by increases in employee related costs $0.1 million and finance costs of $0.3 million.

General and administrative expenses decreased by $2.1 million in the six months ended June 30, 2010, to $3.2 million as compared to $5.3 million for the same period in the previous year.  Decreases contributing to this variance included: consulting services ($1.3 million); employee relates costs ($0.4 million); equity compensation ($0.2 million); insurance ($0.1 million); IT expenses ($0.1 million); and public company expense ($0.2 million); offset by an increase in finance costs of $0.3 million

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services and depreciation for related equipment used in product development.

Product development expenses decreased by $0.1 million in the three months ended June 30, 2010, to $0.5 million as compared to $0.6 million for the same period in the previous year as employee related expenses decreased by $0.1 million.

Product development expenses decreased by $0.2 million in the six months ended June 30, 2010, to $1.1 million as compared to $1.3 million for the same period in the previous year as employee related expenses decreased by $0.3 million.

Other income (expense), net

We had other income, net of $0.01 million for the three months and six month ended June 30, 2010. Other income (expense), net in the three months and six months ended June 30, 2009, was approximately $0.01 million and ($0.07) million, respectively.  In the prior year, we incurred other expense, net related to our capital lease obligations and interest expense incurred through our secured line of credit arrangement with Bridge Bank.

Exchange Gain

We recognized an exchange gain of approximately $0.05 million during the three months ended June 30, 2010 as compared to an exchange loss of $0.4 million recognized in the same period of 2009. We discontinued our European operations (EU) when we sold our MIVA Media assets in March 2009.  However, we retained certain financial assets and liabilities that were contained within the related Vertro owned European legal entities whose liquidation is expected to occur in 2010.  Given this post-sale structure, the U.S. dollar became the functional currency for the EU entities causing us to record exchange rate changes in our consolidated statement of operations.  Most of the exchange rate gain relates to the outstanding intercompany loans between the EU subsidiaries and our U.S. parent corporation that previous to the MIVA Media sale were recognized in Accumulated Other Comprehensive Income.  In anticipation of final liquidation of the EU legal entities, similar exchange rate gains or losses could occur in 2010 should the relationship between the U.S. dollar and European currencies change.

Gain on Sale of Discontinued Operations

On March 12, 2009, with the exception of certain retained assets and liabilities, we sold the assets, net of liabilities assumed, of our MIVA Media business for cash consideration of approximately $11.6 million and assumption of a software license of $0.3 million less post-closing adjustments of approximately $0.7 million, which resulted in a gain on sale of approximately $7.1 million during 2009, including $6.9 million recognized during the three months ended March 31, 2009. We incurred approximately $1.3 million of legal and financial advisory fees in connection with the sale of the MIVA Media division, which are included in the net gain on sale.   Our decision to divest our MIVA Media business was due primarily to inconsistencies between the division’s products and services and our current strategic plan.

Discontinued operations was a loss of $0.05 million and income of $0.5 million, respectively, for the three months ended June 30, 2010 and 2009, and income of $0.8 million and a loss of $4.7 million, respectively for the six months ended June 30, 2010 and 2009. During the three months ended March 31, 2010, income from discontinued operations of approximately $0.8 million, included income resulting from the release of $0.6 million of liabilities to trade vendors that directly resulted from the operations of the MIVA Media Division in the EU prior to the March 12, 2009 sale, offset by approximately $0.1 million of expenses directly related to the process of liquidating the MIVA Media entities in the EU. Also, it included $0.3 million of income tax benefit from the release of a tax liability.

Included in the $4.7 million loss from discontinued operations for the six months ended June 30, 2009, was approximately $0.7 million of stock compensation and severance expense resulting from the termination of an EU executive, and approximately $1.0 million of minimum royalty payment expense accrued as result of the MIVA Media sale.

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

As a result of the MIVA Media sale on March 12, 2009, we have terminated EU centered operations and all operations are now centered in the U.S.  As a result, the U.S. dollar subsequently became the functional currency for all operations.  Effective April 1, 2009, we are recording all current foreign currency translation adjustments in income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale will be reflected in discontinued operations when the retained assets of the foreign subsidiaries are substantially liquidated.

Income Taxes

The income tax expense for the three months ended June 30, 2010 and 2009, was $0.02 million and $0.01 million, respectively, and $0.04 million and $0.03 million for the six months ended June 30, 2010 and 2009, respectively, are primarily due to the interest expense on the liability for certain tax positions. Additionally, the expense for the three months and six months ended June 30, 2010, included $0.01 million for income tax based on forecasted earnings and giving consideration to effects of Alternative Minimum Tax.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

Income from Continuing Operations

As a result of the factors described above, we generated net income from continuing operations of $0.2 million and a net loss from continuing operations of $3.9 million for the three months ended June 2010 and 2009, respectively, that represent diluted earnings (loss) per weighted average outstanding share of $0.01 and $(0.11), respectively. For the six months ended 2010 and 2009, we generated net income from continuing operations of $0.7 million and a net loss from continuing operations of $6.7 million, respectively, that represents diluted earnings (loss) per weighted average outstanding share of $0.02 and $(0.20), respectively.

Weighted average common shares used in the basic and diluted earnings per share computation increased 0.6 million and 1.8 million shares, respectively, from 33.6 million shares for the year ended December 31, 2009 to approximately 34.2 million and 35.4 million shares for the three and six months ended June 30, 2010.  These increases were attributable to shares issued upon the vesting of restricted stock units and the inclusion in 2010 of the dilutive effect of equivalent shares for unvested service based restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had total unrestricted cash of $5.9 million.  This represents a $1.1 million or 23% increase from the total cash of $4.8 million at December 31, 2009.  The increase in cash was primarily due to proceeds from investing activities ($0.7 million) and proceeds from financing activities ($0.2 million).

Operating Activities

Net cash provided by operations totaled $0.02 million in the six months ended June 30, 2010.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected, and between expenses recorded and expenses paid.  Net income of $1.4 million included expenses that did not require cash, including provisions for depreciation and amortization ($0.02 million) and equity based compensation ($0.43 million).  Income items that did not provide cash included a foreign exchange gain ($0.12 million), a gain on sale of a domain name ($0.29 million) and a reduction in estimated doubtful accounts ($0.11 million).  Thus, operations provided cash before the effect of timing differences of $1.4 million.  With respect to timing differences, revenue recorded exceeded revenue collection ($0.3 million) and expenses paid exceeded expenses recorded ($1.1 million).  The net effect was the cash flow provided by operations of $0.02 million.

Net cash used in operations totaled $5.0 million in the six months ended June 30, 2009.  The net loss of $4.3 million included expenses that did not require cash, including a provision for doubtful accounts ($0.7 million), depreciation and amortization ($0.3 million), write-off of deferred finance costs ($0.6 million), compensation expense based on equity grants rather than cash ($1.2 million), and a foreign exchange loss ($0.4 million). Those factors were offset by the gain on sales of business that did not provide cash ($7.1 million). Thus, the cash used in operations before the effect of timing differences was $8.1 million. With respect to timing difference, revenue collected was more than revenue recorded ($4.8 million) but expenses paid was more than the amount recorded by $1.7 million; payments on accounts payable, accrued expenses and other liabilities were lower than the related amount of expenses ($2.2 million), but payments on prepaid expenses and other items exceeded the amount recorded ($0.5 million). Accordingly, the net effect was the cash flow used in operations of $5.0 million.

Investing Activities

Net cash provided by investing activities totaled approximately $0.7 million during the six months ended June 30, 2010.  Cash was provided by: the net proceeds from the sale of a domain ($0.3 million), additional proceeds from the MIVA Media sale ($0.3 million), and proceeds from the collection of security deposits ($0.2), offset by the purchase of capital assets $(0.07 million).

Net cash provided by investing activities totaled approximately $10.9 million during the six months ended June 30, 2009.  Cash was provided by: the net proceeds from the sale of the MIVA Media business ($9.8 million) and cash released from restriction ($2.0 million) as collateral for the secured line of credit arrangement with Bridge Bank ($2.0 million). Offsetting these two sources was cash used to secure a letter of credit ($0.6 million) and the purchase of capital assets ($0.3 million).

Financing Activities

Net cash provided by financing activities totaled approximately $0.2 million during the six months ended June 30, 2010 and was provided by the net proceeds from the sale of our common stock to Red Oak Fund, LP and Pinnacle Fund, LLLP.

Net cash used in financing activities totaled approximately $4.5 million during the six months ended June 30, 2009.  This use of cash consisted of a repayment of a secured line of credit agreement with Bridge Bank ($4.4 million) and payments on a capital lease obligation ($0.2 million).

Liquidity

We currently anticipate that our working capital of approximately $3.5 million (including unrestricted cash of approximately $5.9 million as of June 30, 2010) along with cash flows from operations will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

In the ordinary course of business, we have provided indemnifications of varying scope and terms to advertisers, advertising agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, including our recently executed MIVA Media sale, services to be provided by us, and from intellectual property infringement claims made by third parties.  We may have future liabilities for some of these MIVA Media related indemnifications even though we have sold that division. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  We also have agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein.  The most significant of these areas involving difficult or complex judgments include: allowance for doubtful accounts, income taxes, share based compensation, and legal contingencies In each situation, we are required to make estimates about the effects of matters or future events that are inherently uncertain.

During the three and six month periods ended June 30, 2010, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed by us with the SEC on March 25, 2010.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology.  This report includes, among others, statements regarding our: revenue; primary operating costs and expenses; capital expenditures; evaluation of possible acquisitions of, or investments in business, products and technologies; and sufficiency of existing cash to meet operating requirements.

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s past results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 25, 2010, as updated in Part II, Item 1A of our Form 10-Q, filed with the Securities and Exchange Commission on May 11, 2010, and in Part II, Item 1A of this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

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

We have made no change to our internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No significant accruals for potential losses for litigation were recorded as of June 30, 2010 and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

Item 1A. Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 25, 2010, as updated in Part II, Item 1A of our Form 10-Q filed with the Securities and Exchange Commission on May 11, 2010, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

Risks relating to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

In December 2006, we entered into an agreement with Google pursuant to which we agreed to utilize Google’s paid listings and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in November 2008 for a two year term beginning on January 1, 2009.  We receive a share of the revenue generated by the paid listing services supplied to us from Google. The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries.  For the quarter ended June 30, 2010, Google accounted for approximately 88% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights. Google also competes with our ALOT business.  If (i) we fail to have websites and applications approved by Google; (ii) Google’s performance deteriorates, (iii) we violate Google’s guidelines, or (iv) Google exercises its termination rights, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.  If any of these circumstances were to occur, we may not be able to find a suitable alternate paid listings provider or otherwise replace the lost revenues.

Our failure to maintain continued listing compliance criteria in accordance with NASDAQ Marketplace Rules could result in NASDAQ delisting our common stock.

 NASDAQ Marketplace Rules require us to have a minimum closing bid price of $1.00 per share for our common stock as well as maintaining certain stockholders equity, marketplace value, or other financial metric criteria.  We did not maintain compliance with the continued listing compliance criteria and we received notice from NASDAQ that we are not in compliance with Marketplace Rules, which could ultimately lead to the delisting of our common stock from the NASDAQ Global Market.  In December 2009, we received the delisting notification based on non-compliance with NASDAQ listing rules and we subsequently submitted an appeal to NASDAQ and were granted a hearing.  At that hearing in January 2010, we presented our plan to regain compliance with the listing requirements along with a request for an extension to June 2010 to execute that plan.  A favorable ruling on the appeal was issued in February 2010, under which we were transferred to the NASDAQ Capital Market and given until June 14, 2010 to comply with the cited issues.  Subsequent to the ruling in February 2010, the NASDAQ Listings Qualifications Panel granted the Company’s subsequent request for an extension of time, as permitted under NASDAQ’s Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing. In accordance with the Panel’s decision, on or before September 13, 2010, the Company must evidence a closing bid price of $1.00 or more for a minimum of ten prior consecutive days. Under NASDAQ’s rules, this date represents the maximum length of time that a Panel may grant to regain compliance.  On June 16, 2010, we received written confirmation from the NASDAQ Office of General Counsel, Hearings that we have met the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Stock Market.  Pursuant to its authority under NASDAQ Listing Rule 5815(4)(A), however, the Panel will continue to monitor our stockholders’ equity and has imposed a Hearings Panel Monitor for that purpose, which will extend until June 14, 2011.

Even with our compliance with the stockholders’ equity requirement and the extension granted by NASDAQ with respect to our $1.00 per share minimum bid price, there is a risk we could not execute on our plan for regaining compliance, which ultimately could lead to the delisting of our stock.   In the event that we were delisted from the NASDAQ Capital Market, our common stock would become significantly less liquid, which would likely adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Capital Market.

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest

As of June 30, 2010, we had stock options outstanding to purchase a total of approximately 1.2 million shares at a weighted average price of $9.72 per share under our stock incentive plans.

Also, as of June 30, 2010, we have 1.2 million restricted stock units outstanding including approximately 0.4 million in restricted stock units that would vest upon our common stock reaching, and closing, at share prices ranging from $1.00 to $12.00 for ten consecutive trading days.  The remaining approximate 0.8 million restricted stock units will vest in equal increments on January 2 in years 2011, 2012, 2013 and 2014.  If outstanding stock options are exercised or restricted stock units vest, significant dilution will occur to our stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we acquired shares of our common stock in connection with vesting of restricted stock units as described in the table below.

Issuer Purchases of Equity Securities

				(c) Total Number	(d) Maximum Number
				of Shares (or	(or Approximate Dollar
	(a) Total		(b)	Units) Purchased	Value) Shares (or Units)
	Number of		Average	as Part of Publicly	Purchased as Part of
	Shares		Price Paid	Announced Plans	Publicly Announced
	Purchased		per Share	or Programs	Plans or Programs

Period
Apr. 1, 2010 through Apr 30, 2010	6,284		$0.44	n/a	n/a
May. 1, 2010 through May. 31, 2010				n/a	n/a
Jun. 1, 2010 through Jun. 30, 2010	529		$0.57	n/a	n/a
Total	6,813	(1)	$0.51	-	-

(1)	Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertro, Inc.

Date: August 05, 2010	By: /s/ James G. Gallagher
James G. Gallagher
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit No.	Footnote	Description
10.1	a	Fourth Amendment to Lease, dated March 31, 2010, between Vertro, Inc. and Mick Vorbeck, released from escrow April 13, 2010.
10.2	a	Sublease, dated March 31, 2010, between Vertro, Inc. and MIVA AK, Inc., released from escrow April 13, 2010.
10.3	b	Reserve Equity Financing Agreement, dated May 10, 2010, by and between AGS Capital Group, LLC and Vertro, Inc.
10.4	b	Registration Rights Agreement, dated May 10, 2010, by and between AGS Capital Group, LLC and Vertro, Inc.
10.5	c	Employment Agreement, dated June 1, 2010, between the Company and James G. Gallagher,
10.6	d	Stock Purchase Agreement, dated June 14, 2010, by and among the Company, Red Oak Fund, LP and Pinnacle Fund, LLLP.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

(a) Incorporated by reference to exhibit previously filed on April 16, 2010, with Vertro’s Form 8-K.
(b) Incorporated by reference to exhibit previously filed on May 11, 2010, with Vertro’s Form 8-K.
(c) Incorporated by reference to exhibit previously filed on June 3, 2010, with Vertro’s Form 8-K.
(d) Incorporated by reference to exhibit previously filed on June 14, 2010, with Vertro’s Form 8-K.

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