Form 10-Q
period 2010-09-30
Vertro, Inc.
filed 2010-11-04
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

There were 7,030,555 shares of the Registrant’s Common Stock outstanding on November 3, 2010.

FORM 10-Q

Vertro, Inc.

PART I.               FINANCIAL INFORMATION

ITEM 1.                Financial Statements

Vertro, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,050	$4,837
Restricted cash	58	-
Accounts receivable, less allowances of $21 and $679, respectively	3,371	3,041
Income tax receivable	338	695
Prepaid expenses and other current assets	416	651

TOTAL CURRENT ASSETS	11,233	9,224

Property and equipment, net	383	71
Restricted cash	-	200
Other assets	330	517

TOTAL ASSETS	$11,946	$10,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$4,016	$4,706
Accrued expenses	3,349	2,778
Income tax payable	20	299
Deferred revenue	-	25

TOTAL CURRENT LIABILITIES	7,385	7,808

Long-term liabilities	1,102	1,365

TOTAL LIABILITIES	8,487	9,173

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.005 par value; authorized, 500 shares; none issued and outstanding (Note B)	-	-
Common stock, $.005 par value; authorized, 40,000 shares; issued 7,254 and 7,128, respectively; outstanding 6,860 and 6,770, respectively (Note B)	36	35
Additional paid-in capital	271,569	270,690
Treasury stock, 394 and 358 shares at cost, respectively (Note B)	(6,795)	(6,722)
Accumulated other comprehensive income	12,914	12,914
Accumulated deficit	(274,265)	(276,078)

TOTAL STOCKHOLDERS' EQUITY	3,459	839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,946	$10,012

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Vertro, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$9,759	$7,389	$26,324	$19,625
Cost of services	505	479	1,374	1,380
Gross profit	9,254	6,910	24,950	18,245

Operating expenses
Marketing and sales	7,028	6,350	18,084	17,246
General and administrative	1,459	1,595	4,698	6,880
Product development	405	596	1,488	1,927
Amortization	-	106	-	146
Restructuring	-	-	-	(15)

Total operating expenses	8,892	8,647	24,270	26,184

Income (loss) from operations	362	(1,737)	680	(7,939)
Foreign exchange rate (loss) gain	(1)	(89)	118	(487)
Gain on sale of domain name	-	-	285	-
Other income (expense), net	20	(2)	29	(75)

Income (loss) before provision for income taxes	381	(1,828)	1,112	(8,501)

Income tax expense	13	-	55	27

Income (loss) from continuing operations	368	(1,828)	1,057	(8,528)

Income (loss) from discontinued operations, net of income taxes	3	1,184	756	(3,483)

Gain on sale of discontinued operations, net of income taxes	-	-	-	7,139

Net income (loss)	$371	$(644)	$1,813	$(4,872)

Basic earnings (loss) per share (Note B)
Continuing operations	$0.05	$(0.28)	$0.15	$(1.27)
Discontinued operations	$-	$0.18	$0.11	$0.54
Earnings (loss) per share	$0.05	$(0.10)	$0.26	$(0.73)

Diluted earnings (loss) per share (Note B)
Continuing operations	$0.05	$(0.28)	$0.15	$(1.27)
Discontinued operations	$-	$0.18	$0.11	$0.54
Earnings (loss) per share	$0.05	$(0.10)	$0.26	$(0.73)

Weighted-average number of common (Note B) shares outstanding
Basic	6,860	6,757	6,846	6,713
Diluted	7,194	6,757	7,180	6,713

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Vertro, Inc.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the Nine Months Ended
	September 30,
	2010	2009

Cash Flows From Operating Activities

Net income (loss)	$1,813	$(4,872)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
(Recovery) provision for doubtful accounts	(109)	134
Depreciation and amortization	40	473
Write-off of deferred financing costs	-	560
Equity based compensation	653	1,616
Foreign exchange (gain) loss	(118)	487
Gain on sale of business	-	(7,139)
Gain on sale of domain name	(285)	-
Changes in operating assets and liabilities:
Restricted cash	143
Accounts receivable	(566)	4,950
Prepaid expenses and other current assets	235	368
Income taxes, net	78	133
Deferred revenue	25	-
Other assets	71	71
Accounts payable, accrued expenses, and other liabilities	(490)	(3,759)

Net cash provided by (used in) operating activities	1,490	(6,978)

Cash Flows from Investing Activities
Release of line of credit restricted collateral	-	2,000
Net increase for cash restricted to secure letter of credit	-	(550)
Net Proceeds from sale of business	345	9,770
Net Proceeds from sale of patent	285	-
Net proceeds from security deposits	187	-
Purchase of fixed assets and capitalized costs	(352)	(311)

Net cash provided by investing activities	465	10,909

Cash Flows from Financing Activities
Repayment of secured line of credit	-	(4,351)
Net proceeds from sale of common stock	222	-
Payments on notes payable and capital leases	-	(186)

Net cash provided by (used in) financing activities	222	(4,537)

Effects of foreign currency exchange rates	36	237

Increase (decrease) in cash and cash equivalents	2,213	(369)

Cash and cash equivalents, beginning of period	4,837	6,699

Cash and cash equivalents, end of period	$7,050	$6,330

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

Vertro, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)

NOTE A - NATURE OF BUSINESS

Vertro, Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us” or “Vertro”), is an Internet company that owns and operates the ALOT product portfolio. During the period covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media, (which was sold on March 12, 2009 - See Note C of Notes to Condensed Consolidated Financial Statements).

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these Unaudited Condensed Consolidated Financial Statements, and the presentations and disclosures herein are adequate when read in conjunction with the Audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2009.

Certain prior period amounts may have been reclassified to conform to the current year presentation. Operating results for the three months and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the entire year. The Unaudited Condensed Consolidated Financial Statements include the accounts and operations of Vertro, Inc. and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Historically, our two operating divisions had been MIVA Media and MIVA Direct (now dba ALOT), which aggregated into one reportable segment: performance marketing.  Revenue and long-lived assets of ALOT are all within the United States.  Therefore, no separate segment disclosures are presented as of and for the three and nine months ended September 30, 2010 and 2009.

Reverse Stock Split

On August 17, 2010, we implemented a 1-for-5 reverse stock split of our common stock (the “Reverse Split”).  As a result of the Reverse Split, each holder of five outstanding shares of our common stock received one share of our common stock. Each stockholder holds approximately the same percentage of common stock outstanding after the Reverse Split as held immediately prior to the Reverse Split, subject to adjustment for fractional shares. Fractional shares resulting from the Reverse Split were canceled and the stockholders otherwise entitled to fractional shares received a cash payment in an amount equal to the product obtained by multiplying (i) the closing sale price of our common stock on August 16, 2010 by (ii) the number of shares of our common stock held by the stockholder that would otherwise have been exchanged for the  fractional share interest, resulting in an aggregate payment by us of $361.  In connection with the Reverse Split, the par value of both our common and preferred stock increased to $0.005 per share, and the number of shares of common and preferred stock that we are authorized to issue under our Certificate of Incorporation decreased to 40 million shares of common stock, and 500,000 shares of preferred stock.  The Reverse Split has been retroactively applied to all applicable information to the earliest period presented.

Use of Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: income taxes; tax valuation reserves; restructuring reserve; loss contingencies; allowances for doubtful accounts; share-based compensation; the wind down of discontinued operations; and useful lives for depreciation and amortization. Actual results could differ materially from these estimates.

Revenue Recognition

When an ALOT user clicks on a sponsored advertisement on a partner’s network, revenues are recognized in the amount of the partner’s fee due to ALOT. Non-click-through-related revenue is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is reasonably assured.

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

Cost of Services

Our cost of services consists of infrastructure, personnel, and syndicated content expenses directly related to the production, distribution, and usage of our ALOT products.

Cash and Cash Equivalents

Cash consisted of bank deposits. We did not maintain a balance in short-term investments as of September 30, 2010 or December 31, 2009. As of September 30, 2010 and December 31, 2009, we had restricted cash of $0.06 million and $0.2 million, respectively, representing a certificate of deposit used to secure certain credit card obligations.

Allowance for Doubtful Accounts

We record our allowance for doubtful accounts based on our assessment of various factors.  We consider historical experience, the age of the accounts receivable balances, the credit quality of customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and accounts receivable. As of September 30, 2010, substantially all of our cash was on deposit with a single financial institution.  As of September 30, 2010, our cash and restricted cash with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers located primarily in the United States. As of September 30, 2010, one customer (Google) accounted for approximately 85% of the accounts receivable balance. For the three and nine months ending September 30, 2010, Google represented approximately 87% of consolidated revenues from continuing operations. In 2009 the percentages were 89% and 90% for the respective periods presented. Our agreement with Google has a two year term that expires on December 31, 2010; if we are unable to renew our agreement with Google or if we renew our agreement on less favorable terms, we will likely experience a decline in revenue and it may have a material adverse effect or business operations.

Fair Value of Financial Instruments

At September 30, 2010 and December 31, 2009, our financial instruments included cash, accounts receivable and accounts payable. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss) shown in the Unaudited Condensed Consolidated Statement of Operations. Total comprehensive income for the three and nine months ended September 30, 2010 was $0.4 million and $1.8 million, while the total comprehensive loss for the same periods in 2009 were $0.6 million and $4.3 million, respectively. The difference between total comprehensive income (loss) and net income (loss) is the direct result of foreign currency translation adjustments.

Accumulated Other Comprehensive Income

At September 30, 2010, Accumulated Other Comprehensive Income, shown in the equity section of the Unaudited Condensed Consolidated Balance Sheet, is an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million that arose as part of our MIVA Media business. The sale of MIVA Media operations on March 12, 2009 did not include the transfer to the buyer of any significant financial assets or liabilities of our foreign subsidiaries. We plan to release the $12.9 million of related currency translation adjustments from Accumulated Other Comprehensive Income to discontinued operations in the consolidated statement of operations when the MIVA Media related retained foreign entity net assets are substantially liquidated.

Customer Acquisition Costs

Customer acquisition costs are expensed as incurred, and are included in Marketing and sales expense. For the three and nine months ended September 30, 2010, we incurred approximately $6.7 million and $16.8 million in customer acquisition costs. For the same periods in 2009, we incurred approximately $6.0 million and $16.1 million, respectively. The majority of these costs were incurred to acquire additional customers.

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

We capitalize certain costs of software developed for internal use in accordance Accounting Standards Codification Section 350-40, Internal-Use Software. Capitalized costs currently include payroll and payroll-related costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, which is generally three years. For the three months ended September 30, 2010, $0.2 million of such costs were capitalized. No such costs were capitalized during the three and nine month periods ended September 30, 2009.

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

Foreign Currency Translation

As a result of the sale of MIVA Media, we have terminated our European Union (EU) centered operations and all operations are now centered in the U.S. As a result, the U.S. dollar has become the functional currency for all operations.  Effective April 1, 2009, we record all current foreign currency translation adjustments in current period income (loss) from continuing operations.  The Unaudited Condensed Consolidated Balance Sheets contain foreign currency translation adjustments accumulated through the date of sale, which is reflected in the balance sheet as accumulated other comprehensive income, and will be reflected in discontinued operations when the retained foreign entities are substantially liquidated. Nominal exchange rate gains and losses occur in current ALOT operations.

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

Pending Accounting Pronouncement Changes

New accounting pronouncements include, but are not limited to, pronouncements on the following subjects:

•	Scope Exceptions Related to Embedded Credit Derivatives
•	Consolidation of Certain Investment Funds
•	Fair Value Measurement and Disclosures
•	Multiple-Deliverable Revenue Arrangements
•	Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the future reporting of our results of operations, financial position, or cash flows.

NOTE C – SALE OF MIVA MEDIA DIVISION AND DISCONTINUED OPERATIONS

On March 12, 2009, with the exception of certain retained assets and liabilities, we sold the assets, net of liabilities assumed, of our MIVA Media business for cash consideration of approximately $11.6 million and assumption of a software license of $0.3 million less post-closing adjustments of approximately $0.7 million, which resulted in a gain on sale of approximately $7.1 million during 2009, including $6.9 million recognized during the three months ended March 31, 2009. We incurred approximately $1.3 million of legal and financial advisory fees in connection with the sale of the MIVA Media division, which are netted in the gain on sale.

Income (loss) from discontinued operations is reflected in the Unaudited Condensed Consolidated Statements of Operations. During 2009 approximately $0.6 million in severance payments were accrued as a restructure reserve and are included in loss from discontinued operations. Of that amount, $0.5 million was paid through the third quarter of 2010, and the remainder is expected to be paid by year end 2010. During the nine months ended September 30, 2010, income from discontinued operations of approximately $0.8 million included income resulting from the release of $0.7 million of liabilities to trade vendors that directly resulted from the operations of the MIVA Media Division in the EU prior to the March 12, 2009 sale and $0.3 million of income tax benefit from the release of a tax liability in the first quarter of 2010, offset by approximately $0.2 million of expenses directly related to the process of liquidating the MIVA Media entities in the EU.

Included in the $3.5 million loss from discontinued operations for the nine months ended September 30, 2009, was approximately $0.7 million of stock compensation and severance expense, and approximately $1.0 million of minimum guaranteed royalty payment expense accrued as a result of the MIVA Media sale on March 12, 2009.

NOTE D – ACCOUNTING FOR SHARE-BASED COMPENSATION

Stock compensation expense for the three months ended September 30, 2010 and 2009, was $0.22 million and $0.35 million, respectively, and for the nine months then ended $0.65 million and $1.6 million, respectively. For the three months ended September 30, 2010 and 2009, our share-based employee compensation expense consisted of stock option expense of zero and $0.05 million, respectively, and restricted stock unit (“RSU”) expense of $0.22 million and $0.30 million, respectively. For the nine months ended September 30, 2010 and 2009, our share-based employee compensation expense consisted of stock option expense of $0.01 million and $0.2 million, respectively, and RSU expense of $0.65 million and $1.4 million, respectively.  The stock compensation expense for the nine months ended September 30, 2009 include approximately $0.7 million in accelerated stock-based compensation expense resulting from the vesting of certain stock options and RSUs related to two former officers resignations in March 2009.  Stock option activity under the plans during the nine months ended September 30, 2010, included the expiration of options to purchase 4,400 shares of our common stock at a weighted average exercise price of $48.60. Stock option activity for the nine months ended September 30, 2009, included the forfeiture of options for 63,600 shares of our common stock of which 10,800 was at a weighted average exercise price of $25.90 and 52,800 was at a weighted average price of $40.25.

As of September 30, 2010, all compensation expense related to stock options had been recognized.  The fair value of the stock options was estimated at the date of the grant using the Black-Scholes option-pricing model.  No stock options were granted during the nine month periods ended September 30, 2010 and 2009.

In January 2009, we issued RSUs to employees with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon our common stock reaching, and closing, a share price at or exceeding $5.00 per share for ten consecutive trading days. In January 2009, we also issued RSUs to our independent Board members with service based vesting provisions (25% per quarter in equal increments).

In January 2010, we issued RSUs to our independent Board members with service based vesting provisions (25% per quarter in equal increments). In July 2010, approximately 165,000 RSUs were issued to employees, including 132,000 with service based vesting provisions and 33,000 that will vest upon our common stock reaching and closing at a share price at or exceeding $5.00 per share for ten consecutive trading days.

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

NOTE E – EQUITY AND PER SHARE DATA

We had income from continuing operations for the three and nine months ended September 30, 2010 of $0.4 million and $1.1 million, respectively.  As a result, exercisable stock options and restricted stock units were reviewed for the dilutive effect on earnings per share calculation. Had the average market price been greater than the option price for the periods presented, or the market price been at or exceeding $5.00 per share for ten consecutive trading days, certain exercisable options and performance based restricted stock units would have had a dilutive effect and been included in the diluted earnings per share calculation.  The number of stock options that would have been included in the calculation was 0.2 million shares with a range of exercise prices between $5.00 and $115.70 as of September 30, 2010. The number of performance based restricted stock units that would have been included was 0.11 million. Service based restricted stock units have a dilutive effect (4 year vesting provision) and as a result were included in the diluted earnings per share calculation. The number of service based restricted units included in the calculations was 0.33 million.

NOTE F – LEGAL PROCEEDINGS

Shareholder Class Action Lawsuits
In 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated.  The consolidated complaint alleged that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of the Company. Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, we made certain misleading statements and omitted material information.

The Court granted Defendants’ motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. The Plaintiffs have filed an appeal of the summary judgment ruling. Oral argument of the appeal is scheduled for November 17, 2010.

Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers.  This action is based on substantially the same facts alleged in the securities class action litigation described above.  The complaint is seeking to recover damages in an unspecified amount.  By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants’ motion to dismiss in the securities class action.  On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation.  On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff’s counsel that the case is due to be reopened.  Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No significant accruals for potential losses for litigation are recorded as of September 30, 2010, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE G - LONG TERM LIABILITIES AND FINANCING AGREEMENTS

The long term liabilities on the Unaudited Condensed Consolidated Balance Sheets primarily relate to the liabilities for uncertain tax positions that were reported as a discrete item as well as deferred lease obligations for our office operating leases.

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

The Bridge Bank Loan Agreement was converted to a “financed receivable” agreement to accommodate the new structure of the business.  The Agreement has a credit limit of $5 million.  Loan draws are secured against individual, qualified accounts receivable we hold and the “financed receivables” are paid off as our clients make payments on their accounts.  Delinquencies greater than 90 days are subject to a demand payment by Bridge Bank.  Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 2.5% plus a monthly maintenance fee equal to 0.2%.  We are obligated to maintain an average daily balance of $1 million in our demand deposit account at Bridge Bank. At September 30, 2010, no amounts were outstanding and we were eligible to draw down a total of approximately $2.9 million under the Facility. The amended Loan Agreement was extended to January 2011.

NOTE H– COMMITMENTS AND CONTINGENCIES

Our commitment and contingencies associated with our purchase contracts and capital and operating lease obligations for the three and nine months ended September 30, 2010 did not change materially from that disclosed in the Form 10-K filing for the year ended December 31, 2009, except for a $0.2 million reduction of our deferred lease obligation during the three months ended September 30, 2010. This reduction resulted from an amendment to our operating lease for our premises in Fort Myers to reflect the remaining straight line payments.

NOTE I – INCOME TAXES

Income Tax Expense

The income tax expense for the three months ended September 30, 2010 and 2009 was $0.01 million and zero, respectively, and for the nine months ended September 30, 2010 and 2009, $0.06 million and $0.03 million, respectively. Income tax expense was primarily due to the interest expense on the liability for uncertain tax positions that was reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the split of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

NOTE J – TREASURY STOCK

During the three months ended September 30, 2010, our shares held in treasury increased by a total of 1,613 shares or approximately $0.02 million. This increase in treasury shares resulted from withholding shares upon the vesting of restricted stock units during the period to fund payment of related withholding taxes.

NOTE K – EQUITY FINANCING AGREEMENT WITH AGS CAPITAL GROUP

On May 10, 2010, we entered into a Reserve Equity Financing Agreement (the “REF Agreement”) and a Registration Rights Agreement (the “RRA Agreement”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $2.0 million, subject to certain conditions and limitations.  In connection with the REF Agreement, we paid AGS a diligence fee of $15,000 in cash. On May 14, 2010, we filed a Form S-3 registration statement in connection with the RRA Agreement. The filing was not declared effective.  No securities were sold or issued under the Registration Statement, and we do not intend to sell or issue any securities in connection therewith.

On September 17, 2010, we provided formal written notice to AGS of termination of the REF Agreement, pursuant to its terms. On September 22, 2010, we requested the immediate withdrawal of the Registration Statement on Form S–3 together with all exhibits, filed on May 14, 2010, as amended by Pre-Effective Amendment No. 1, filed on July 2, 2010.

Note L- NASDAQ COMPLIANCE AND SALE OF COMMON STOCK

To ensure continued listing on The NASDAQ Capital Market, we were required to meet all listing requirements of NASDAQ, including (i) stockholders' equity of at least $2.5 million on or before June 14, 2010, and (ii) evidence a closing bid price of $1.00 or more on our shares of common stock for a minimum of ten consecutive days on or before September 13, 2010.

On June 14, 2010, we announced that we had regained compliance with the minimum stockholders' equity requirement of $2.5 million for continued listing on The NASDAQ Capital Market. Pursuant to income from operations and the execution of a $0.25 million Stock Purchase Agreement (the “Stock Purchase Agreement”) between us and Red Oak Fund, LP and Pinnacle Fund, LLLP (collectively, the “Purchasers”), our stockholders' equity exceeded the NASDAQ $2.5 million requirement for continued listing. Under the Stock Purchase Agreement, we sold an aggregate of 131,579 shares of our common stock, $0.005 par value per share, for an aggregate purchase price of $250,000 resulting in net proceeds of $222,000.

On June 16, 2010, we received written confirmation from the NASDAQ Office of General Counsel, that we met the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Stock Market.  Pursuant to its authority under NASDAQ Listing Rule 5815(4)(A). NASDAQ will continue to monitor our stockholders’ equity and imposed a Hearings Panel Monitor for that purpose, which will extend until June 14, 2011.

On June 11, 2010, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to implement a reverse stock split of shares of our common stock issued and outstanding at a ratio to be established by our Board of Directors in its discretion of between 1-for-2 and 1-for-5. On August 17, 2010, we implemented a 1-for-5 reverse stock split. The reverse stock split enabled the per share trading price of our common stock to satisfy the minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5550(a)(2). Trading of our common stock on the Nasdaq Capital Market on a split-adjusted began at the open of trading on August 18, 2010 (see Note B of Notes to Condensed Consolidated Financial Statements).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis of financial condition and results of operations also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.  Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” under Item 1A of Part II of this Quarterly Report on Form 10-Q.

Executive Summary

During the periods covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media, (which was sold on March 12, 2009 – See Note C of Notes to Condensed Consolidated Financial Statements).

ALOT
ALOT offers Internet homepage and browser based toolbar products under the ALOT brand. Our customizable ALOT Homepage and ALOT Toolbar products are designed to make the Internet easy for consumers by providing direct access to affinity oriented content and search results. These products generate over 3.5 million Internet searches per day.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
	2010	2009	$ Variance	% Variance	2010	2009	$ Variance	% Variance
Revenue	$9.8	$7.4	$2.4	32%	$26.3	$19.6	$6.7	34%
Cost of Sales	$0.5	$0.5	-	-	$1.4	$1.4	-	$-
Gross Profit	$9.3	$6.9	$2.4	35%	$24.9	$18.2	$6.7	37%

During the three months ended September 30, 2010, we recorded revenue from continuing operations of $9.8 million, an increase of approximately 32% from the $7.4 million recorded in the same period in 2009. For the nine months ended September 30, 2010, we recorded revenue of $26.3 million compared with $19.6 million for the nine months ended September 30, 2009, an increase of 34%.  The quarterly and year over year increase in revenue were due primarily to increases in the number of users of our toolbar and homepage products, which in turn resulted in increases in the number of searches, ad clicks, and other revenue generating events. These gains were partially offset by lower net revenue per search, which we believe was due primarily to: anticipated reductions beginning in the first and third quarters of 2010 in revenue sharing rates from certain advertising partners, and an increase in the number of users of our products in markets where advertising rates are generally lower.

The primary driver of our revenue is the number of advertising clicks generated by our users when they conduct searches. Revenue trends are generally affected by increases or decreases in the number of users and the number of searches and clicks conducted by users. As we acquire users in international markets in the rest of the world (ROW) where the value of advertising may be lower than the average in our primary markets of the United States, Canada, United Kingdom, Ireland, Australia and New Zealand (Region 1), changes in the number of users and the number of searches and clicks will not always directly correspond to changes in revenue. Specifically, as we grow in ROW markets where the value of advertising is lower than in Region 1, total revenue will grow more slowly than the total number of users, searches, and clicks.

The revenue increases during the three and nine month periods ended September 30, 2010, as compared to the three and nine month periods ended September 30, 2009, correlate to an increase in the total number of users. However, total users grew faster than total revenue primarily because users in ROW markets grew at a faster rate than users in Region 1. Total search activity increases in the three and nine month periods ended September 30, 2010, as compared to the three and nine month periods ended September 30, 2009, correlate to increases in the total number of users and revenue. However, total search activity grew faster than total revenue primarily because search activity in ROW markets grew at a faster rate than search activity in Region 1. This changed the mix of search activity, with greater concentration in ROW markets, where advertising is generally less valuable than in Region 1.

Total search activity increases in the three and nine month periods ended September 30, 2010, as compared to the three and nine month periods ended September 30, 2009, correlate to increases in the total number of Live Users of our Toolbar and revenue. However, total search activity grew faster than total revenue primarily because search activity in ROW markets grew at a faster rate than search activity in Region 1. This changed the mix of search activity, with greater concentration in ROW markets, where advertising is generally less valuable than in Region 1.

Increases in users in ROW regions occurred primarily because of increased investment in customer acquisition in those markets in the three month and nine month periods ended September 30, 2010, as compared to the three month and nine month periods ended September 30, 2009. Customer acquisition costs in ROW regions increased in both the three month and nine month periods ended September 30, 2010 as compared to the three month and nine month periods ended September 30, 2009, while customer acquisition costs in Region 1 declined slightly in both periods.

We are continuing to focus on achieving cost effective distribution for our ALOT products, and introducing new features that help improve retention.  In addition to more efficient buying that reduces our cost per acquisition, we have engaged in other on-going initiatives to expand distribution and reduce attrition for our ALOT products that include: localizing our products for additional languages and markets, adding button content to our products to expand the number of categories of end-user interest, optimizing landing pages for our advertisements, and seeking new distribution relationships

One provider of sponsored listings for our ALOT division (Google) accounted for approximately 87% and 89% of the consolidated revenue for the quarters ended September 30, 2010 and 2009, respectively, and 87% and 90% for the nine month periods ended September 30, 2010 and 2009, respectively. Our agreement with Google has a two year term that expires on December 31, 2010; if we are unable to renew our agreement with Google or if we renew our agreement on less favorable terms, we will likely experience a decline in revenue and our business operations may be significantly harmed.

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

Cost of services increased to $0.51 million for the three months ended September 30, 2010, from $0.48 million in the same period in the prior year and remained approximately the same for the nine months ended September 30, 2010 and 2009 at $1.38 million. Cost of services for the three and nine month periods ended September 30, 2010, compared to the same periods in 2009, decreased as a percentage of revenue to 5.2% from 6.0% for both periods, as a result of costs remaining essentially even as revenue increased.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2010 and 2009, were as follows (in millions):

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2010	2009	Variance	2010	2009	Variance
Marketing and sales	$7.0	$6.4	$0.6	$18.1	$17.3	$0.8
General and administrative	$1.5	$1.6	$(0.1)	$4.7	$6.9	$(2.2)
Product development	$0.4	$0.6	$(0.2)	$1.5	$1.9	$(0.4)
Total	$8.9	$8.6	$0.3	$24.3	$26.1	$(1.8)

Operating Expenses	For the Three Months			For the Nine Months
as a % of Revenue	Ended			Ended
	September 30,			September 30,
	2010	2009	Variance	2010	2009	Variance
Marketing and sales	71.4%	86.5%	-15.1%	68.8%	88.3%	-19.5%
General and administrative	15.3%	21.6%	-6.3%	17.9%	35.2%	-17.3%
Product development	4.1%	8.1%	-4.0%	5.7%	9.7%	-4.0%
Total	90.8%	116.2%	-25.4%	92.4%	133.2%	-40.8%

Marketing and sales

Marketing and sales expense consists primarily of customer acquisition costs for toolbar acquisitions and also includes payroll expense and benefits related to individuals working within this category.

Marketing and sales expense increased approximately $0.6 million for the three months ended September 30, 2010, to $7.0 million as compared to $6.4 million for the same period in 2009.  Customer acquisition costs used to grow the number of users of our ALOT products increased approximately $0.7 million to $6.7 million in the three months ended September 30, 2010, as compared to $6.0 million for the same period in the prior year.

Marketing and sales expense increased approximately $0.8 million for the nine months ended September 30, 2010, to $18.1 million compared to $17.3 million for the same period in 2009.  Customer acquisition costs used to grow the number of users of our ALOT products increased approximately $0.7 million to $16.8 million in the nine months ended September 30, 2010, as compared to $16.1 million for the same period in the prior year.

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

General and administrative expenses decreased by $0.01 million in the three months ended September 30, 2010, to $1.5 million as compared to $1.6 million for the same period in the previous year.  Decreases contributing to this variance included: rent expense of $0.2 million; insurance costs of $0.05 million; IT related costs of $0.04 million, and corporate costs of $0.03 million. These decreases were offset by increases in consulting services of $0.03 million; public company expense of $0.05 million; employee related costs of $0.04 million; and finance costs of $0.06 million.

General and administrative expenses decreased by $2.2 million in the nine months ended September 30, 2010, to $4.7 million as compared to $6.9 million for the same period in the previous year. Due to the MIVA Media sale on March 12, 2009 (See Note C of Notes to Condensed Consolidated Financial Statements) and the change it had on the size and nature of the company, we were able to identify areas where costs could be reduced. Decreases contributing to this variance included: consulting services of $1.3 million; employee relates costs of $0.4 million; equity compensation of $0.3 million; insurance costs of $0.2 million; IT expenses of $0.2 million; rent expense of $0.2 million; and public company expense of $0.1 million; these decreases were offset by an increase in finance costs of $0.4 million.

Product development

Product development expense consists primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services and depreciation for related equipment used in product development.

Product development expenses decreased by $0.2 million in the three months ended September 30, 2010, to $0.4 million as compared to $0.6 million for the same period in the previous year as employee related expenses decreased by $0.2 million due to the capitalization of employee related costs associated with new product development.

Product development expenses decreased by $0.4 million in the nine months ended September 30, 2010, to $1.5 million as compared to $1.9 million for the same period in the previous year. This change resulted from an employee related expense decrease of $0.3 million and the capitalization of $0.2 million of employee related costs associated with new product development, offset by an increase in consulting expenses of $0.1 million.

Other income (expense), net

We had other income, net of $0.02 million for the three months and nine months ended September 30, 2010. Other income (expense), net in the three months and nine months ended September 30, 2009, was approximately $0.002 million and ($0.08) million, respectively.  In the 2009 periods, we incurred expenses related to our capital lease obligations and interest related to our secured line of credit arrangement with Bridge Bank, which was repaid in March 2009.

Exchange Gain

We recognized an immaterial exchange loss during the three months ended September 30, 2010 as compared to an exchange loss of $0.1 million recognized in the same period of 2009, and a gain of $0.1 million during the nine months ended September 30, 2010 compared to a loss of $0.5 million during the nine months ended September 30, 2009. We discontinued our European operations (EU) when we sold our MIVA Media assets in March 2009.  However, we retained certain financial assets and liabilities that were contained within the related Vertro owned European legal entities whose liquidation is expected to occur in 2010 and 2011.  Given this post-sale structure, the U.S. dollar became the functional currency for the EU entities causing us to record exchange rate changes in our consolidated statement of operations.  Most of the exchange rate gain relates to the outstanding intercompany loans between the EU subsidiaries and our U.S. parent corporation that previous to the MIVA Media sale were recognized in Accumulated Other Comprehensive Income.  In anticipation of final liquidation of the EU legal entities, similar exchange rate gains or losses could occur in 2010 should the relationship between the U.S. dollar and European currencies change. Nominal exchange rate gains and losses occur in current ALOT operations.

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

Discontinued operations had nominal income for the three months ended September 30, 2010 and $1.2 million, for the three months ended September 30, 2009, and income of $0.8 million and a loss of $3.5 million, respectively for the nine months ended September 30, 2010 and 2009. During the three and nine months ended September 30, 2010, income from discontinued operations of approximately $0.003 million and $0.8 million, respectively, included income resulting from the release of $0.7 million of liabilities to trade vendors for the nine months ended September 30, 2010 that directly resulted from the operations of the MIVA Media Division in the EU prior to the March 12, 2009 sale.

Included in the $3.5 million loss from discontinued operations for the nine months ended September 30, 2009, was approximately $0.7 million of stock compensation and severance expense resulting from the termination of an EU executive, and approximately $1.0 million of minimum royalty payment expense accrued as result of the MIVA Media sale.

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

Income Taxes

The income tax expense for the three months ended September 30, 2010 was $0.01 million, as compared to no income tax expense in the same period in 2009, and $0.06 million and $0.03 million for the nine months ended September 30, 2010 and 2009, respectively. Income taxes are primarily due to the interest expense on the liability for certain tax positions..

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

Income from Continuing Operations

As a result of the factors described above, we generated income from continuing operations of $0.4 million and a loss from continuing operations of $1.8 million for the three months ended September 2010 and 2009, respectively, that represent diluted earnings (loss) per weighted average outstanding share of $0.05 and $(0.28), respectively. For the nine months ended 2010 and 2009, we generated income from continuing operations of $1.1 million and a loss from continuing operations of $8.5 million, respectively, that represents diluted earnings (loss) per weighted average outstanding share of $0.15 and $(1.27), respectively.

Weighted average common shares used in the diluted earnings per share computation increased 0.47 million and 0.46 million shares, respectively, from 6.72 million shares for the year ended December 31, 2009 to approximately 7.19 million and 7.18 million shares for the three and nine months ended September 30, 2010.  These increases were attributable to shares issued upon the vesting of restricted stock units and the inclusion in 2010 of the dilutive effect of equivalent shares for unvested service based restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had total unrestricted cash of $7.1 million.  This represents a $2.3 million or 48% increase from the total cash of $4.8 million at December 31, 2009.  The increase in cash was due to cash generated from operating activities of $1.5 million, proceeds from investing activities of $0.5 million and proceeds from financing activities $0.2 million.

Operating Activities

Net cash provided by operations totaled $1.5 million in the nine months ended September 30, 2010.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected, and between expenses recorded and expenses paid.  Net income of $1.8 million included expenses that did not require cash, including equity based compensation ($0.7 million) and depreciation and amortization ($0.04 million).  Income items that did not provide cash included a foreign exchange gain ($0.1 million); a gain on sale of a domain name ($0.3 million) and a reduction in estimated doubtful accounts ($0.11 million).   Thus, operations provided cash before the effect of timing differences of $2.0 million.  With respect to timing differences, revenue recorded exceeded revenue collection ($0.57 million) and expenses paid exceeded expenses recorded ($0.06 million). The net effect was the cash flow provided by operations of $1.5 million.

Net cash used in operations totaled $7.0 million in the nine months ended September 30, 2009.  The net loss of $4.9 million included expenses that did not require cash, including a provision for doubtful accounts ($0.1 million), depreciation and amortization ($0.5 million), write-off of deferred finance costs ($0.6 million), compensation expense based on equity grants rather than cash ($1.6 million), and gain on sale of business ($7.1 million). Those factors were offset by the gain on sales of business that did not provide cash ($8.7 million). Thus, the cash used in operations before the effect of timing differences was $8.1 million. With respect to timing difference, revenue collected was more than revenue recorded ($5.0 million) but expenses paid was more than the amount recorded by $3.2 million; payments on accounts payable, accrued expenses and other liabilities were lower than the related amount of expenses ($3.8 million), but payments on prepaid expenses and other items exceeded the amount recorded ($0.4 million). Accordingly, the net effect was the cash flow used in operations of $7.0 million.

Investing Activities

Net cash provided by investing activities totaled approximately $0.5 million during the nine months ended September 30, 2010.  Cash was provided by: the net proceeds from the sale of a domain ($0.3 million), additional proceeds from the MIVA Media sale ($0.3 million), and proceeds from the collection of security deposits ($0.2), offset by the purchase of capital assets $(0.4 million).

Net cash provided by investing activities totaled approximately $10.9 million during the nine months ended September 30, 2009.  Cash was provided by the net proceeds from the sale of the MIVA Media business ($9.8 million) and cash released from restriction ($2.0 million) as collateral for the secured line of credit arrangement with Bridge Bank ($2.0 million). Offsetting these two sources was cash used to secure a letter of credit ($0.6 million) and the purchase of capital assets ($0.3 million).

Financing Activities

Net cash provided by financing activities totaled approximately $0.2 million during the nine months ended September 30, 2010, which was provided by the net proceeds from the sale of our common stock to Red Oak Fund, LP and Pinnacle Fund, LLLP.

Net cash used in financing activities totaled approximately $4.5 million during the nine months ended September 30, 2009.  This use of cash consisted of a repayment of a secured line of credit agreement with Bridge Bank ($4.4 million) and payments on a capital lease obligation ($0.2 million).

Liquidity

We currently anticipate that our net working capital of approximately $3.8 million (including unrestricted cash of approximately $7.1 million as of September 30, 2010) along with cash flows from operations will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements requires us to make estimates and assumptions that affect amounts reported therein.  The most significant of these areas involving difficult or complex judgments include: allowance for doubtful accounts, income taxes, share based compensation, and legal contingencies.  In each situation, we are required to make estimates about the effects of matters or future events that are inherently uncertain.

During the three and nine month periods ended September 30, 2010, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed by us with the SEC on March 25, 2010.

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

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s past results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 25, 2010, as updated in Part II, Item 1A of our Form 10-Qs, filed with the Securities and Exchange Commission on May 11, 2010, and August 5, 2010, respectively, and in Part II, Item 1A of this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

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

We have made no change to our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

Shareholder Class Action Lawsuits
In 2005, five putative securities fraud class action lawsuits were filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida, which were subsequently consolidated.  The consolidated complaint alleged that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of the Company. Plaintiffs sought unspecified damages and other relief alleging that, during the putative class period, we made certain misleading statements and omitted material information.

The Court granted Defendants’ motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. The Plaintiffs have filed an appeal of the motion of summary judgment ruling. Oral argument of the appeal is scheduled for November 17, 2010.

Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers.  This action is based on substantially the same facts alleged in the securities class action litigation described above.  The complaint is seeking to recover damages in an unspecified amount.  By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants’ motion to dismiss in the securities class action.  On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation.  On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff’s counsel that the case is due to be reopened.  Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No significant accruals for potential losses for litigation are recorded as of September 30, 2010, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

Item 1A. Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 25, 2010, as updated in Part II, Item 1A of our Form 10-Qs filed with the Securities and Exchange Commission on May 11, 2010 and August 5, 2010, respectively, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

Risks relating to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

In December 2006, we entered into an agreement with Google pursuant to which we agreed to utilize Google’s paid listings and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in November 2008 for a two year term beginning on January 1, 2009 and expiring on December 31, 2010.  We receive a share of the revenue generated by the paid listing services supplied to us from Google. The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries.   For the quarter ended September 30, 2010, Google accounted for approximately 87% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights and our use of Google’s paid listings and algorithmic search services are subject to Google’s implementation guidelines. Google also competes with our ALOT business.  If (i) we fail to renew our agreement with Google; (ii) we are successful in renewing our agreement with Google but it contains materially different terms or implementation guidelines from our current agreement, (iii) we fail to have websites and applications approved by Google; (iv) Google’s performance deteriorates, (v) we violate Google’s guidelines, or (vi) Google exercises its termination rights, we likely will experience a significant decline in revenue and our business operations could be significantly harmed.  If any of these circumstances were to occur, we may not be able to find a suitable alternate paid listings provider or otherwise replace the lost revenues.

Our failure to maintain continued listing compliance criteria in accordance with NASDAQ Marketplace Rules could result in NASDAQ delisting our common stock.

NASDAQ Marketplace Rules require us to have a minimum closing bid price of $1.00 per share for our common stock as well as maintaining certain stockholders equity, marketplace value, or other financial metric criteria.  We did not maintain compliance with the continued listing compliance criteria and we received notice from NASDAQ that we were not in compliance with Marketplace Rules.  Specifically, in December 2009, we received the delisting notification based on non-compliance with NASDAQ listing rules and we subsequently submitted an appeal to NASDAQ and were granted a hearing.  At that hearing in January 2010, we presented our plan to regain compliance with the listing requirements along with a request for an extension to June 2010 to execute that plan.  A favorable ruling on the appeal was issued in February 2010, under which we were transferred to the NASDAQ Capital Market and given until June 14, 2010 to comply with the cited issues.  On June 16, 2010, we received written confirmation from the NASDAQ Office of General Counsel, Hearings that we have met the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Stock Market.  Pursuant to its authority under NASDAQ Listing Rule 5815(4)(A), however, the Panel will continue to monitor our stockholders’ equity and has imposed a Hearings Panel Monitor for that purpose, which will extend until June 14, 2011.

Subsequent to the ruling in February 2010, the NASDAQ Listings Qualifications Panel granted the Company’s request for an extension of time, as permitted under NASDAQ’s Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing. On June 11, 2010, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to implement a reverse stock split of shares of our common stock issued and outstanding at a ratio to be established by our Board of Directors in its discretion of between 1-for-2 and 1-for-5. On July 29, 2010, our Board of Directors approved a 1-for-5 reverse split of our common stock, and we announced that reverse split on August 17, 2010. Trading of our common stock on the Nasdaq Capital Market on a split-adjusted basis began at the opening of trading on August 18, 2010. The reverse stock split enabled the per share trading price of our common stock to satisfy the minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5550(a)(2).

Even with our compliance with the stockholders’ equity requirement and the reverse stock split, there is a risk we could not execute on our plan for maintaining compliance, which ultimately could lead to the delisting of our stock. In the event that we were delisted from the NASDAQ Capital Market, our common stock would become significantly less liquid, which would likely adversely affect its value.  Although our common stock would likely be traded over-the-counter or on pink sheets, these types of listings involve more risk and trade less frequently and in smaller volumes than securities traded on the NASDAQ Capital Market.

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest

As of September 30, 2010, we had stock options outstanding to purchase a total of approximately 0.2 million shares at a weighted average price of $48.6 per share under our stock incentive plans.

Also, as of September 30, 2010, we have 0.3 million restricted stock units outstanding including approximately 0.1 million in restricted stock units that would vest upon our common stock reaching, and closing, at share prices ranging from $5.00 to $60.00 for ten consecutive trading days.  The remaining approximate 0.2 million restricted stock units will vest in equal increments on January 2 in years 2011, 2012, 2013 and 2014.  If outstanding stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we acquired shares of our common stock in connection with vesting of restricted stock units as described in the table below.

 Issuer Purchases of Equity Securities
				(c) Total Number	(d) Maximum Number
				of Shares (or	(or Approximate Dollar
	(a) Total		(b)	Units) Purchased	Value) Shares (or Units)
	Number of		Average	as Part of Publicly	Purchased as Part of
	Shares		Price Paid	Announced Plans	Publicly Announced
	Purchased		per Share	or Programs	Plans or Programs
Period

July 1, 2010 through July 31, 2010	1,613		2.45	n/a	n/a
August 1, 2010 through August 31, 2010	-		-	n/a	n/a
September 1, 2010 through September 30, 2010	-		-	n/a	n/a
Total	1,613	(1)	$2.45	-	-

(1)	Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertro, Inc.

Date: November 4, 2010	By: /s/ James G. Gallagher
James G. Gallagher
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index of Exhibits

Exhibit No.	Footnote	Description
3.1	a	Amended and Restated Certificate of Incorporation of Vertro, Inc. (formerly known as FindWhat.com, Inc.)
3.2	b	Certificate of Ownership and Merger, Merging MIVA Renaming Corp. into Findwhat.com, Inc.

3.3	c	Certificate of Ownership and Merger, Merging MIVA Name Change Inc. into MIVA, Inc.
3.4	d	Certificate of Amendment to Certificate of Incorporation of Vertro, Inc.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

(a) Incorporated by reference to the exhibit previously filed on September 3, 2004 with Vertro’s Form 8-K.
(b) Incorporated by reference to the exhibit previously filed on June 16, 2005 with Vertro’s Form 8-K/A.
(c) Incorporated by reference to the exhibit previously filed on June 9, 2009 with Vertro’s Form 8-K.
(d) Incorporated by reference to the exhibit previously filed on August 18, 2010 with Vertro’s Form 8-K.

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