Form 10-K
period 2010-12-31
Vertro, Inc.
filed 2011-03-09
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
 (Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

Commission File Number:  0-30428

Vertro, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	88-0348835
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

143 Varick Street New York, New York 10013	(212) 231-2000
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of Each Exchange on which Registered:
Common Stock, par value $0.005 per share	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period of time that the registrant was required to submit and post such files).Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The aggregate market value of the Registrant’s common equity held by non-affiliates of the Registrant was approximately $16,132,219 on June 30, 2010.

There were 7,139,551 shares of the Registrant’s Common Stock outstanding on March 8, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART I

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Some of the statements in this report constitute forward-looking statements that are based upon current expectations and involve certain risks and uncertainties within the meaning of the US Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our:

•	revenue;
•	primary operating costs and expenses;
•	capital expenditures;
•	operating lease arrangements;
•	evaluation of possible acquisitions of, or investments in businesses, products, and technologies; and
•	existing cash and investments being sufficient to meet operating requirements.

These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, those listed in Part I, Item 1A. Risk Factors and elsewhere in this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements. We do not assume responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

Explanatory Note

References to “we,” “us,” “our,” “Vertro” or “the Company” in this Annual Report on Form 10-K mean Vertro, Inc. and its wholly-owned subsidiaries.  On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. and certain of its subsidiaries pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of certain balance sheet liabilities, and subject to certain retained assets and liabilities, including assets and liabilities of the MIVA Media division in France, and post-closing adjustments (the “MIVA Media Sale”).  Following the MIVA Media Sale on March 12, 2009, we no longer operate the MIVA Media business.  References to the MIVA Media division or business in this Annual Report on Form 10-K are to the MIVA Media business and operations as they were conducted by us prior to the MIVA Media Sale and during the period required to be covered by this report.  Please see Part I, Item 1A. Risk Factors and elsewhere in this report for risks you should consider in light of the MIVA Media Sale.

ITEM 1. BUSINESS

Overview

We are an Internet company that owns and operates the ALOT product portfolio.  We were organized under the laws of the State of Nevada in October 1995 under the name Collectibles America, Inc. and, in June 1999, we merged with BeFirst Internet Corporation, a Delaware corporation (“BeFirst”). As a result of the merger, BeFirst became our wholly-owned subsidiary. In June 1999, we changed our name to BeFirst.com and, in September 1999, we changed our name again to FindWhat.com. In September 2004, we reincorporated from the State of Nevada to the State of Delaware, as a result of a merger. The reincorporation did not cause any change in our personnel, management, assets, liabilities, net worth, or the location of our headquarters. In June 2005, we changed our name to MIVA, Inc. and in June 2009 we changed our name to Vertro, Inc. During the period covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media (which was sold on March 12, 2009 - See Note C of Notes to Consolidated Financial Statements).

ALOT

We market two primary products to consumers: ALOT Home, a customizable homepage product, and ALOT Toolbar, a piece of software that installs into users’ web browsers. Both ALOT Home and ALOT Toolbar are used by consumers to display what we refer to as apps (also sometimes referred to as widgets or buttons). These apps provide consumers with a quick and easy way to access their favorite content online. There are hundreds of apps available for consumers to choose from ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to instantly listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

In the fourth quarter of 2010, we began testing a new product called ALOT Appbar. ALOT Appbar is an upgraded and enhanced version of ALOT Toolbar. Like ALOT Toolbar, ALOT Appbar is a piece of software that enables consumers to display and interact with their favorite apps directly in their web browser. In 2011, we plan to continue testing the ALOT Appbar and have a number of additional features and tools planned for future releases of the ALOT Appbar and ALOT App Marketplace. We do not expect the ALOT Appbar to impact our existing toolbar user base and we plan to continue supporting the ALOT Toolbar for the foreseeable future along with supporting new consumers as they begin to download our new ALOT Appbar.

Micro-segmentation

To help us market our products and increase their appeal to consumers around the world, we are constantly working to develop micro-segmented configurations of both ALOT Toolbar and ALOT Home. Consumers can, for example, choose to install an ALOT Toolbar for recipes, which comes preconfigured with apps for cooking enthusiasts; or they could choose our version of ALOT Home for music, which comes preconfigured with apps for music enthusiasts. Regardless which configuration consumers choose, they have the ability to customize by adding and removing apps to make their product totally relevant to their individual interests.

Revenue Model

In addition to displaying apps, all of our ALOT products also include a search box from which the majority of our revenue is derived. Our users conduct approximately 3.9 million searches per day, and when they conduct these searches, both algorithmic results and associated sponsored listings are returned. Both the algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. If users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. For the year ended December 31, 2010, search revenue from Google accounted for approximately 87% of our consolidated revenue from continuing operations.

In addition to this search revenue, we also generate revenue when users interact with certain apps. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Our website page-views are also monetized through cost-per-thousand display ads. We also utilize user data to enhance our product offering and generate additional revenue.

Global User Base

We market our ALOT products to consumers in approximately 20 countries encompassing 8 languages around the world, and currently have users in more than 200 countries. On December 31, 2010, approximately half of our users are from what we refer to as Region 1, which we define as the U.S., Canada, U.K., Ireland, Australia and New Zealand.

Competition

Our ALOT competitors include, but are not limited to: Google, Yahoo!, IAC, MSN, Answers.com, Xacti, InfoSpace, IncrediMail and Conduit.com. Each of these entities offers a form of online media or entertainment through websites or downloadable products. These offerings can include web search, online news and information and other content and services.

Technology and Operations

Our high-traffic websites and high volume of content and software downloads require a fast, reliable, and secure infrastructure that can be easily scaled to maintain acceptable response times under the stress of growth. We believe that we have an infrastructure for ALOT that provides us with a platform from which to operate and grow our business, including core product engineering operations in our New York location, and redundant offsite co-location facilities and content delivery networks.

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

Regulations

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. However, due to the increasing popularity and use of the Internet, it is possible that various laws and regulations may be adopted with respect to the Internet, covering issues such as taxation, user privacy and characteristics, and quality of products and services. In 1998, the United States Congress established the Advisory Committee on Electronic Commerce, which is charged with investigating and making recommendations to Congress regarding the taxation of sales by means of the Internet. The adoption of any such laws or regulations upon the recommendation of this Advisory Committee or otherw ise, in any or all of the countries we serve, may decrease the growth of the Internet, which could in turn decrease the demand for our products or services, increase our cost of doing business, or otherwise have an adverse effect on our business, financial condition, and results of operations. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain. Future international, federal, or state legislation or regulations could have a material adverse effect on our business, financial conditions, and results of operations. For instance, legislation has been introduced and, in one instance, enacted, that, if upheld, may impact our ability to display contextual ads.

Additionally, the U.S. Congress and some state legislatures have introduced legislation designed to regulate spyware, which has not been precisely defined, but which is often defined as software installed on consumers’ computers without their informed consent that is designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. Our internal policies prohibit reliance on “spyware” for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings currently provided by our ALOT division. Currently, legislation has focused on providing Internet users with notification of and th e ability to consent to or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers’ computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted that makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.

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

Employees

As of December 31, 2010, we had 49 full-time employees.  We had approximately 14 employees in marketing and sales (which includes, but is not limited to departments such as business development, sales, marketing, customer service, credit transactions, business affairs, corporate development, and affiliate relations), 24 employees in our technical, product development, and product management departments, and 11 in our general and administrative departments.

We have never had a work stoppage and our employees are not represented by any collective bargaining unit.  We consider our relations with our employees to be good.

Available Information

We maintain an Internet website at http://www.vertro.com. We make available free of charge on our website links to our annual reports on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.   We are providing the address to our Internet website solely for the information of investors.  None of the information on our Internet website is part of this report. Additionally, individuals can access our electronically filed reports, proxy statements, and other information through the Internet site maintained by the Securities and Exchange Commission at http://www.sec.gov. The public may also read and copy any materials we file with the Securities and Exchange Commission at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

We have an agreement with Google pursuant to which we utilize Google’s paid listings and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in December 2010 for a two year term beginning on January 1, 2011, and expiring on December 31, 2012, unless either party elects not to continue after December 31, 2011, by providing written notice thereof at least 60 days prior to December 31, 2011.  We receive a share of the revenue generated by the paid listing services supplied to us from Google. The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our en d-user queries.   For the year ended December 31, 2010, Google accounted for approximately 87% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights and our use of Google’s paid listings and algorithmic search services are subject to Google’s implementation guidelines. Google also competes with our ALOT business. We likely will experience a significant decline in revenue and our business operations could be significantly harmed if:

•	we fail to have websites and applications approved by Google;
•	Google’s performance deteriorates;
•	we violate Google’s guidelines or Google changes their implementation guidelines; or
•	Google exercises its termination right or elects to not continue the agreement after December 31, 2011.

In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid listings provider or otherwise replace the lost revenues.

The success of ALOT is dependent on our ability to maintain and grow our active consumer base.

Our ALOT division operates a portfolio of consumer-oriented interactive products including toolbars, homepages and desktop applications. ALOT derives the majority of its revenue from advertisements directed towards consumers. The amount of revenue generated by ALOT is dependent on our ability to maintain and grow our active consumer installed base.  Factors that could negatively influence our ability to maintain and grow our active consumer base include, but are not limited to, government regulation, acceptance of our toolbar products by consumers, the availability of advertising to promote our toolbar products, third-party designation of our toolbar and/or other products as undesirable or malicious, user attrition, competition, and sufficiency of capital to purchase advertising, If we are unable to maintain and grow our acti ve consumer base, it could have a material adverse effect on our business, financial condition, and results of operations.

We base our customer acquisition decisions primarily on our model of the predicted rate of return on new users. If the estimates and assumptions we use in calculating the predicted rate of return for new users are inaccurate, our customer acquisition decisions may be misguided.

We acquire users based on our predicted return which we calculate using estimates and assumptions and data from previously acquired users. The estimates and assumptions upon which we rely include estimates about user behavior and third party advertising revenue, both of which are out of our control. Our estimates and assumptions used in calculating predicted rate of return may not be accurate or correct. Accordingly, the calculation of predicted rate of return may not be reflective of our actual returns.  If we are unable to effectively manage our customer acquisition costs, it could have a material adverse effect on our business, financial condition, and results of operations.

We deliver advertisements to users from third-party ad networks which exposes our users to content and functionality over which we don’t have ultimate control.

We display pay-per-click, banner, cost per acquisition, and other forms of Internet advertisements to users that come from third-party ad networks.  We do not control the content and functionality of such third-party advertisements and, while we provide guidelines as to what types of advertisements are acceptable to us, there can be no assurance that such advertisements will not contain content or functionality that is harmful to our users.  Our inability to monitor and control what types of advertisements get displayed to our users could have a material adverse effect on our business, financial condition, and results of operations.

Our business is dependent upon our ability to deliver qualified leads to Google, our primary paid listings provider.

Our primary paid listings provider utilizes ALOT to deliver high quality Internet traffic to its advertisers. We believe our primary paid listings provider will only use our services if we deliver high quality Internet traffic. If our primary paid listings provider is not satisfied with the quality of Internet traffic delivered by us it may take remedial action. We may not be successful in delivering high quality traffic to our primary paid listings provider, which could have a material adverse effect on our business, financial position, and results of operations.

New technologies and changing industry standards could limit the effectiveness of our products and services, which would harm our business.

Our industry is characterized by changing industry standards, coupled with significant new product introductions and changes. For example, new technologies have been developed that can block the display of ads or sponsored listings or prevent Internet users from downloading our products.  Furthermore, our Toolbar and AppBar products are an Internet browser plug-in and any changes to the Internet browser protocol could significantly interfere or limit the ability of consumers to utilize our products. The development of new product introductions and enhancements in response to evolving industry standards requires significant time and resources and we may not be able to adapt quickly enough to these changes and our failure to do so could adversely affect our business, financial condition and results of operations.

We face substantial and increasing competition in the market for Internet based marketing services.

We face substantial competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the Internet and provide them with relevant advertising and commerce-enabling services, either directly or through a network of partners. Some of our principal competitors include Google, Yahoo!, IAC, MSN, Answers.com, Xacti, InfoSpace, IncrediMail and Conduit.com. Some of our principal competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, personnel, and other resources than we have. These competitors historically have developed and expanded their portfolios of products and services more rapidly than we have. In addition, these and other competitors may have or obtain certain intellectual property ri ghts that may interfere with or prevent the use of one or more of our business models. These and other competitors can use their experience and resources against us in a variety of competitive ways, including by acquiring complementary companies or assets, investing aggressively in research and development, and competing more aggressively for consumers. We expect that these competitors will increasingly use their financial and technological resources to compete with us.

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

We have made and anticipate making significant investments in new initiatives related to current and proposed product and service offerings, such as our investments in our ALOT division and the launch of our new ALOT Appbar.  All such new and proposed initiatives require the expenditure of significant time, money, personnel and other resources. There can be no assurance that any of these initiatives will be timely, viable, successful, and profitable or will enjoy the same margins as our historical business. An investor should consider the likelihood of our future success with respect to these and other initiatives to be speculative in light of our limited history in successfully developing, introducing, and commercially exploiting new initiatives of this nature, as well as the problems, limited resources, expenses, risks, and complications frequently encountered by similarly situated companies in emerging and changing markets, such as e-commerce, with respect to the development and introduction of initiatives of this nature. Any inability by us to successfully develop, introduce, or implement these or other products or services could materially adversely affect our business, financial condition, and results of operations.

We have divested our MIVA Media Division pursuant to an Asset Purchase Agreement and we have certain ongoing obligations to the buyer.

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

Over the past few years, we have implemented a number of restructuring programs to reduce our headcount, reduce expenses and streamline our operations.  We may implement further restructurings in the future.  These restructurings may subject us to claims and liabilities from employees and third parties, which could result in us making payments to such persons and could materially adversely affect our business, financial condition and results of operations.

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
•
license, develop, or acquire technologies useful in our business on a timely basis, to enhance our existing services and develop new services and technology that address the increasingly sophisticated and varied needs of the business; and

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

We depend on third-party software and services to operate our business. Although we believe that several alternative sources for this software are available, any failure to obtain and maintain the rights to use such software on commercially reasonable terms would have a material adverse effect on our business, financial condition, and results of operations. We also are dependent on third parties to provide Internet services to allow us to connect to the Internet with sufficient capacity and bandwidth so that our business can function properly and our websites can handle current and anticipated traffic. We currently have contracts with certain telecommunications providers for these services. Any restrictions or interruption in our connection to the Internet, or any failure of these third-party providers to handle current or higher volum es of use, could have a material adverse effect on our business, financial condition, and results of operations, and our brand could be damaged if clients or prospective clients believe our system is unreliable. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We have experienced occasional system interruptions in the past and we cannot assure you that such interruptions will not occur again in the future.

Our technical systems are vulnerable to interruption, security breaches, and damage, which could harm our business and damage our brands if our clients or prospective clients believe that our products are unreliable.

Our systems and operations are vulnerable to damage or interruption from fire, floods, hurricanes, power loss, telecommunications failures, break-ins, sabotage, computer viruses, penetration of our network by unauthorized computer users, or “hackers,” and similar events. Any such events could interrupt our services and severely damage our business. The occurrence of a natural disaster or unanticipated problems at our technical operations facilities could cause material interruptions or delays in our business, loss of data, or render us unable to provide services to our customers. In addition, we may be unable to provide services and access to websites due to a failure of the data communications capacity we require, as a result of human error, natural disaster, or other operational disruptions. The occurrence of any or all o f these events could materially adversely affect our business, financial condition, and results of operations, and damage our brands if clients or prospective clients believe that our products are unreliable.

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

We are subject to a patent settlement and license agreement from Yahoo! for certain portions of our MIVA Media business that were divested in March 2009. On August 15, 2005, we settled a patent infringement lawsuit brought by Overture Services (“Overture Services”) and Yahoo!, Inc. (collectively with Overture Services, “Yahoo!”) against us regarding U.S. Patent No. 6,269,361 and took a royalty bearing non-exclusive license from Yahoo! regarding certain patents. We divested our MIVA Media business in March 2009; however, we are still subject to the terms of and have continuing obligations under the settlement and license agreement.  The settlement and license agreement contains terms and conditions that may be unacceptable to a third party and could negatively impact our ability to be sold or enter into a change of control transaction.

We cannot predict our future capital needs and may not be able to secure additional financing.

We have no material long-term agreements or short-term commitments for the funding of capital expenditures.  We currently anticipate that our cash of $6.5 million as of December 31, 2010, along with cash flows from operations during 2011, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months.

Our future liquidity and capital requirements will depend on numerous factors. The pace of expansion of our operations will affect our capital requirements. We may also have increased capital requirements in order to respond to competitive pressures. In addition, we may need additional capital to fund acquisitions of complementary products, technologies, or businesses. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described in this report. As we require additional capital resources, we may seek to sell debt securities or additional equity securities, draw on our existing line of credit, or obtain an additional bank line of credit. T here can be no assurance that any financing arrangements will be available in amounts, or on terms, acceptable to us, if at all.

Our credit facility with Bridge Bank imposes significant restrictions. If we draw on the credit facility, failure to comply with these restrictions could result in the acceleration of a substantial portion of such debt, which we may not be able to repay or refinance.

In December 2009, we entered into a credit facility with Bridge Bank, N.A., which provides for up to $5.0 million in loans.  The credit facility contains a number of covenants that, among other things, requires us, and certain of our subsidiaries, to:

•	pay fees to the lender associated with the credit facility;
•	maintain our corporate existence in good standing;

•	grant the lender a security interest in our assets;
•	provide financial information to the lender; and
•	refrain from any transfer of any of our business or property (subject to customary exceptions).

Our ability to comply with the provisions of the credit facility will be dependent upon our future performance, which may be affected by events beyond our control. A breach of any of our covenants could result in a default under the credit facility. In the event of any such default, Bridge Bank could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, Bridge Bank could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay an amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness, or that we would be able to ob tain a waiver to cure any such default. At December 31, 2010, and the date of filing of this Form 10-K, we did not have any amounts outstanding under our credit facility.

If we were to access our credit facility, our debt would be subject to variable interest rates; and therefore rising interest rates could negatively impact our business.

Borrowings under our credit facility bear interest at a variable rate. In addition, we may incur other variable rate indebtedness in the future. At December 31, 2010, and the date of filing of this Form 10-K we did not have any amounts outstanding under our credit facility. Carrying indebtedness subject to variable interest rates makes us more vulnerable to economic and industry downturns and reduces our flexibility in responding to changing business and economic conditions. Increases in interest rates on this indebtedness would increase our interest expense, which could adversely affect our cash flows and our ability to service our debt as well as our ability to grow the business.

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

Any inability to service our fixed charges and payment obligations, or the incurrence of additional debt, would have a material adverse effect on our business, financial condition and results of operations.

We are subject to income taxes in both the United States and numerous international jurisdictions.

We are subject to income taxes in both the United States and numerous international jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable and appropriate, the final determination of tax audits and any related tax litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of tax audits or tax litigation, our income tax provision, net income (loss), or cash flows in the period or periods for which that determination is made could be materially adversely affected.

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

Legislation has also been introduced in the U.S. Congress and some state legislatures that is designed to regulate spyware, which does not have a precise definition, but which is often defined as software installed on consumers’ computers without their informed consent and designed to gather and, in some cases, disseminate information about those consumers, including personally identifiable information. We do not rely on spyware for any purpose and it is not part of our product offerings, but the definition of spyware or proposed legislation relating to spyware may be broadly defined or interpreted to include legitimate ad-serving software, including toolbar offerings and other downloadable software currently provided by our ALOT division. Currently, legislation has focused on providing Internet users with notification of and the ability to consent or decline the installation of such software, but there can be no guarantee that future legislation will not provide more burdensome standards by which software can be downloaded onto consumers’ computers. Currently all downloadable software that we distribute requires an express consent of the consumer and provides consumers with an easy mechanism to delete the software once downloaded. However, if future legislation is adopted which makes the consent, notice, or uninstall procedures more onerous, we may have to develop new technology or methods to provide our services or discontinue those services in some jurisdictions or altogether. There is no guarantee we will be able to develop this new technology at all or in a timely fashion or on commercially reasonable terms.  The adoption of any additional laws or regulations, application of existing laws to the Internet generally or our industry, or any governmental investigation or litigation related to the Internet generally, our industry, or our services may decrease the growth of the Internet or other online services, which could, in turn:

•	decrease the demand for our services;
•	increase our cost of doing business;
•	preclude us from developing additional products or services; and
•	result in adverse publicity to us and subject us to fines, litigation, or criminal penalties, enjoin us from conducting our business or providing any of our services,

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

Our current and future business activities may infringe upon the proprietary rights of others, and third parties may assert infringement claims against us, including claims alleging, among other things, copyright, trademark, or patent infringement. We are aware of allegations from time to time concerning these types of claims and in particular in respect of copyright and trademark infringement claims. While we believe that we have defenses to these types of claims under appropriate trademark legislation, we may not prevail in our defenses to any intellectual property infringement claims. In addition, we may not be adequately insured for any judgments awarded in connection with any litigation. Any such claims and resulting litigation could subject us from time to time to significant liability for damages, or result in the invalidation o f our proprietary rights, which would have a material adverse effect on our business, financial condition, and results of operations. Even if we were to prevail, these claims could be time-consuming, expensive to defend, and could result in the diversion of our management’s time and attention.

Risks Relating to an Investment in Our Common Stock

Our failure to maintain continued listing compliance criteria in accordance with NASDAQ Marketplace Rules could result in NASDAQ delisting our common stock.

NASDAQ Marketplace Rules require us to have a minimum closing bid price of $1.00 per share for our common stock as well as maintaining certain stockholders equity, marketplace value, or other financial metric criteria.  We did not maintain compliance with the continued listing compliance criteria and we received notice from NASDAQ that we were not in compliance with Marketplace Rules.  Specifically, in December 2009, we received a delisting notification based on non-compliance with NASDAQ listing rules and we subsequently submitted an appeal to NASDAQ and were granted a hearing.  At that hearing in January 2010, we presented our plan to regain compliance with the listing requirements along with a request for an extension to June 2010 to execute that plan.  A favorable ruling on the appeal was issued in February 20 10, under which we were transferred to the NASDAQ Capital Market and given until June 14, 2010, to comply with the cited issues.  On June 16, 2010, we received written confirmation from the NASDAQ Office of General Counsel, Hearings that we have met the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Stock Market.  Pursuant to its authority under NASDAQ Listing Rule 5815(4)(A), however, the Panel will continue to monitor our stockholders’ equity, and has imposed a Hearings Panel Monitor for that purpose, which will extend until June 14, 2011.

Subsequent to the ruling in February 2010, the NASDAQ Listings Qualifications Panel granted our request for an extension of time, as permitted under NASDAQ’s Listing Rules, to comply with the $1.00 per share minimum bid price requirement for continued listing. On June 11, 2010, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to implement a reverse stock split of shares of our common stock issued and outstanding at a ratio to be established by our Board of Directors in its discretion of between 1-for-2 and 1-for-5. On July 29, 2010, our Board of Directors approved a 1-for-5 reverse split of our common stock, and we announced that reverse split on August 17, 2010. Trading of our common stock on the NASDAQ Capital Market on a split-adjusted basis began at the opening of trading on August 18, 2010. The reverse stock split enabled the per share trading price of our common stock to satisfy the minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5550(a)(2).

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

The market price of our common stock has in the past and may in the future experience significant volatility as a result of a number of factors, many of which are outside of our control. Each of the risk factors listed in this Part I, Item 1A. Risk Factors, and the following factors, may affect the market price for our common stock:

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

In addition, the stock market has experienced significant price and volume fluctuations that particularly have affected the trading prices of equity securities of many technology and Internet companies. Frequently, these price and volume fluctuations have been unrelated to the operating performance of the affected companies. Following periods of volatility in the market price of a company’s securities such as we have recently experienced, securities class action litigation is often instituted against such a company, as we have recently had a number of such suits instituted against us. See “We have had a number of purported class action lawsuits filed against us and certain of our officers and directors alleging violations of securities laws” below.  This type of litigation, regardless of the outcome, could r esult in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition, and results of operations.

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest.

As of December 31, 2010, we had stock options outstanding to purchase a total of approximately 0.2 million shares at a weighted average price of $48.62 per share under our stock incentive plans.

Also, as of December 31, 2010, we had 0.4 million restricted stock units outstanding including approximately 0.04 million in restricted stock units that would vest upon our common stock reaching and closing, at share prices ranging from $5.00 to $60.00 for ten consecutive trading days.  The remaining approximate 0.3 million restricted stock units will vest in equal increments on January 2 in years 2011, 2012, 2013 and 2014.  If outstanding stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant.

Our certificate of incorporation authorizes us to issue additional shares of stock, which could impede a change of control that is beneficial to our stockholders.

We are authorized to issue up to 40 million shares of common stock that may be issued by our board of directors for such consideration as they may consider sufficient without seeking stockholder approval, subject to stock exchange rules and regulations. Our certificate of incorporation also authorizes us to issue up to 500,000 shares of preferred stock, the rights and preferences of which may be designated by our board of directors. These designations may be made without stockholder approval. The designation and issuance of preferred stock in the future could create additional securities that have dividend and liquidation preferences prior in right to the outstanding shares of common stock. These provisions could be used by our board to impede a non-negotiated change in control, even though such a transaction may be beneficial to holde rs of our securities, and may deprive you of the opportunity to sell your shares at a premium over prevailing market prices for our common stock. The potential inability of our shareholders to obtain a control premium could reduce the market price of our common stock.

We have a class action lawsuit filed against us and certain of our officers and directors alleging violations of securities laws which could subject us to damages and regardless of the outcome could have a material adverse impact on our resources.

In 2005, a securities fraud class action lawsuit was filed against us and certain of our former officers and directors in the United States District Court for the Middle District of Florida.  The complaint alleges that we and the individual defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Act") and that the individual defendants also violated Section 20(a) of the Act as "control persons" of MIVA. Plaintiffs sought unspecified damages and other relief alleging generally that, during the putative class period, we made certain misleading statements and omitted material information.

The Court granted Defendants’ motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009.  The Plaintiffs have filed an appeal of the summary judgment ruling. Oral argument of the appeal was held on November 17, 2010.

If it is determined that we or our officers or directors have engaged in the types of activities alleged by these plaintiffs, we and our officers and directors could be subject to damages and may be subject to further prosecution. Regardless of the outcome, these litigations could have a material adverse impact on us because of defense costs, diversion of management’s attention and resources, and other factors.

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

If it is determined that our officers or directors have engaged in the types of activities alleged in the putative derivative action, our officers and directors could be subject to damages and may be subject to further prosecution. We have agreed to indemnify our officers and directors in connection with the defense of this action. Accordingly, regardless of the outcome, this litigation could have a material adverse impact on us because of defense costs, including costs related to our indemnification, diversion of management’s attention and resources, and other factors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our primary administrative, sales, customer service, and technical facilities are leased in New York, New York and Fort Myers, Florida. Additionally, we maintain technical data center operations in two third-party collocation facilities in New York, New York.

As of December 31, 2010, our leased properties provide us with an aggregate of approximately 22,000 square feet for all of our operations.  This total does not include our allocated space for our technical data centers as noted above.  We believe these facilities are adequate at this time for their intended use.

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

The Court granted Defendants’ motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. The Plaintiffs have filed an appeal of the summary judgment ruling. Oral argument of the appeal was held on November 17, 2010.

Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers.  This action is based on substantially the same facts alleged in the securities class action litigation described above.  The complaint is seeking to recover damages in an unspecified amount.  By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants’ motion to dismiss in the securities class action.  On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation.  On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pe nding notification by plaintiff’s counsel that the case is due to be reopened.  Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Microsoft Litigation

We are aware that Microsoft Corporation has engaged in litigation with Eric C. Ralls, RedOrbit, Inc. and John Does 1-10 in the United States District Court for the Western District of Washington.  Defendant RedOrbit, Inc. engaged in transactions with our divested MIVA Media business (see Note C to the Notes to Consolidated Financial Statements).  In December 2010, Microsoft filed a motion for leave to file a second amended complaint which seeks to add us as a defendant to the litigation.  The second amended complaint is seeking to recover damages in an unspecified amount.  The Court has not ruled on the motion to add us as a defendant.  The amended complaint alleges that we knowingly sent fraudulent traffic to RedOrbit, Inc. which caused harm to Microsoft in a manner which (i) violated the Computer Fraud and Ab use Act, (ii) constituted a trespass under Washington law, and (iii) was negligent.  Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management's attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No significant accruals for potential losses for litigation are recorded as of December 31, 2010, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss. If circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Common Stock

Our common stock trades on the NASDAQ Capital Market under the symbol VTRO. Our common stock was previously traded on the NASDAQ Global Market under the symbol “VTRO” from June 9, 2009, to February 17, 2010, and under the symbol “MIVA” during the remainder of the periods set forth in the table below.  The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by NASDAQ (all data is adjusted to retroactively account for the 1-for-5 reverse stock split on August 17, 2010):

The following table sets forth the high and low sales prices of our common stock for the periods indicated as reported by NASDAQ (in dollars):

	Common Stock Market Price
	High	Low
2010
Fourth Quarter	$7.25	$2.53
Third Quarter	2.77	1.69
Second Quarter	3.45	1.95
First Quarter	$2.50	$1.17

2009
Fourth Quarter	$3.05	$1.50
Third Quarter	4.20	0.75
Second Quarter	1.80	0.70
First Quarter	$1.60	$0.45

Stockholders of Record

We had  243 shareholders of record as of February 08, 2011.

Dividends

We have never paid cash dividends, and currently do not intend to pay cash dividends on our common stock at any time in the near future.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2010, we acquired shares in connection with vesting of restricted stock units as described in the table below.
Issuer Purchases of Equity Securities
				(c) Total Number	(d) Maximum Number
				of Shares (or	(or Approximate Dollar
	(a) Total		(b)	Units) Purchased	Value) Shares (or Units)
	Number of		Average	as Part of Publicly	Purchased as Part of
	Shares		Price Paid	Announced Plans	Publicly Announced
	Purchased		per Share	or Programs	Plans or Programs
Period
October 1, 2010 through October 31, 2010	1,085		$2.63	n/a	n/a
November 1, 2010 through November 30, 2010	-		-	n/a	n/a
December 1, 2010 through December 31, 2010	21,354		$5.64	n/a	n/a
Total	22,439	(1)	$4.14	-	-

(1) Represents shares withheld by us upon vesting of restricted stock units to satisfy withholding taxes.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable as a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis of financial condition and results of operations also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, whi ch apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons.  Factors that might cause or contribute to such differences include, but are not limited to those discussed under the section entitled “Risk Factors” under Item 1A. of Part I of this Annual Report on Form 10-K.

Executive Summary

During the periods covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media, (which was sold on March 12, 2009 – See Note C of Notes to Consolidated Financial Statements).

ALOT
We market two primary products to consumers: ALOT Home, a customizable homepage product, and ALOT toolbar, a piece of software that installs into users’ web browsers. Both ALOT Home and ALOT Toolbar are used by consumers to display what we refer to as apps (also sometimes referred to as widgets or buttons). These apps provide consumers with a quick and easy way to access their favorite content online. There are hundreds of apps available for consumers to choose from, ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, through to a radio app that enables consumers to instantly listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

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

Organization of Information

This management’s discussion and analysis of financial condition and results of operations provides a narrative on our financial performance and condition that should be read in conjunction with the accompanying financial statements. It includes the following sections:

•	Results of Operations

•	Liquidity and Capital Resources

•	Critical Obligations; and

•	Use of Estimates and Critical Accounting Policies

RESULTS OF OPERATIONS

For the Years Ended December 31, 2010 and 2009.

Revenue

The majority of our revenue is derived when a user clicks on a sponsored listing provided by one of our third-party advertising partners via a search box on one of our products. If users click on a sponsored listing after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. For the year ended December 31, 2010, search revenue from Google accounted for approximately 87% of our consolidated revenue from continuing operations.  We recognize revenue from paid search result clicks in the period that the clicks occurred.

In addition to search revenue, we also generate revenue when users interact with certain apps. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Our website page-views are also monetized through cost-per-thousand display ads. We are also able to utilize user data to enhance our product offering and generate additional revenue.

	For the Year Ended
(In $ millions, except percentages)	December 31, 2010
	2010	2009	$ Variance	% Variance
Revenue	$35.9	$27.6	$8.3	30%
Cost of Sales	$1.9	$1.8	$0.1	6%
Gross Profit	$34.0	$25.8	$8.2	32%

During 2010, we recorded revenue from continuing operation of $35.9 million, an increase of approximately 30% from the $27.6 million recorded in 2009.  This increase was due primarily to increases in the number of users of our toolbar and homepage products, which in turn, resulted in increases in the number of searches, ad clicks, and other revenue generating events. These gains were partially offset by lower net revenue per search, which we believe was due primarily to an increase in the number of users of our products in markets where advertising rates are generally lower and anticipated reductions beginning in the first and third quarters of 2010, respectively, in revenue sharing rates from certain advertising partners.

The primary driver of our revenue is the number of advertising clicks generated by our users when they conduct searches. Revenue trends are generally affected by increases or decreases in the number of users of our products and the number of searches and clicks conducted by these users. As we acquire users in international markets in the rest of the world (ROW) where the value of advertising may be lower than the average in our primary markets of the United States, Canada, United Kingdom, Ireland, Australia and New Zealand (Region 1), changes in the number of users and the number of searches and clicks will not always directly correspond to changes in revenue. Specifically, as we grow in ROW markets where the value of advertising is lower than in Region 1, total revenue will grow more slowly than the total number of users, searches, an d clicks.

Total search activity increases for the year ended December 31, 2010, as compared to the prior year ended December 31, 2009, correlated to increases in the total number of users of our toolbar and homepage products. However, total search activity grew faster than total revenue primarily because search activity in ROW markets grew at a faster rate than search activity in Region 1. This changed the mix of search activity, with greater concentration in ROW markets, where advertising is generally less valuable than in Region 1.

Increases in users of our toolbar and homepage products in ROW regions occurred primarily because of increased investment in customer acquisition in those markets during 2010, as compared to 2009. Customer acquisition costs in ROW regions increased to $3.7 million during 2010, from $1.2 million in 2009.

We are continuing to focus on achieving cost effective distribution for our ALOT products and introducing new features that help improve retention.  In addition to more efficient buying that reduces our cost per acquisition, we have engaged in other ongoing initiatives to expand distribution and reduce attrition for our ALOT products that include: localizing our products for additional languages and markets, testing user interface and feature enhancements, adding button / app content to our products to expand the number of categories of end-user interest, optimizing landing pages for our advertisements, and seeking new distribution relationships.

For the year ended December 31, 2010, one customer of our ALOT division, Google, accounted for approximately 87% of our consolidated revenue.

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

Cost of services increased to $1.9 million for the year ended December 31, 2010, compared with $1.8 million for the year ended December 31, 2009.  The increase was related to an increase in cost of services ($0.2 million) offset by a decrease in depreciation and amortization ($0.06 million) and a decrease in employee related costs ($0.05 million).

Operating Expenses

Operating expenses for continuing operations in the years ended December 31, 2010 and 2009, were as follows (in millions, except percentages):

	For the Year Ended
	December 31,
	2010	2009	Variance
Marketing and sales	$24.6	$22.6	$2.0
General and administrative	$6.3	$8.5	$(2.2)
Product development	$1.8	$2.5	$(0.7)
Amortization	$0.0	$0.1	$(0.1)
Total	$32.7	$33.7	$(0.9)

Operating Expenses
as a % of Revenue	For the Year Ended
	December 31,
	2010	2009	Variance
Marketing and sales	68.5%	81.9%	-13.4%
General and administrative	17.5%	30.8%	-13.2%
Product development	5.1%	9.1%	-4.0%
Amortization	0.1%	0.4%	-0.3%
Total	91.3%	122.1%	-30.9%

Marketing and Sales

Marketing and sales expense consists primarily of customer acquisition costs, which are derived from a mix of online marketing channels we use to enable us to acquire users and also includes payroll expense and benefits related to individuals within this category.

Marketing and sales expense increased approximately $2.0 million for the year ended December 31, 2010, to $24.6 million compared to $22.6 million for the same period in 2009.  The year over year increase was related primarily to an increase in customer acquisition costs of $2.0 million used primarily to attract users of our ALOT brand.

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

General and administrative expenses decreased by $2.2 million in the year ended December 31, 2010 to $6.3 million compared to $8.5 million for the same period in the previous year.  Decreases contributing to this variance include: consulting services ($1.5 million); salaries, benefits, and other employee expenses, including share-based compensation ($0.5 million); technology ($0.1 million); general and corporate office ($0.2 million) and insurance ($0.3 million); offset by an increase in finance cost ($0.4 million). These cost reductions were indirectly related to our sale of our MIVA Media Assets in March 2009, which continued to have an impact in 2010. For the most part, our office related expenses and share based compensation are directly related to the num ber of people that we employ, and that number was significantly reduced in 2009.  The smaller size and less complex structure of our continuing operations had the effect of reducing costs for legal, accounting, and other consulting fees, as well as insurance costs.  Currently there are no plans for an employee expansion in 2011 or significant changes to the size and complexity of our business.

Product Development

Product development expense consisted primarily of: payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services; and depreciation for related equipment used in these activities.

Product development expenses decreased by $0.7 million in the year ended December 31, 2010, to $1.8 million compared to $2.5 million for the same period in the previous year due primarily to reduced employee related costs from streamlining operations.  In 2011, we expect the product development program to operate at a level comparable to 2010.

Amortization

Amortization expense was primarily related to the amortization of capitalized software costs.  Amortization expense recorded for the year ended December 31, 2010, decreased by 80 % from 2010 to 2009. These decreases were attributed to an overall reduction in our intangible asset base eligible for amortization.

Other Income, Net

We had other income, net, of approximately $0.32 million for the year ended December 31, 2010, which related primarily to the sale of a domain name, compared to $0.29 million in the prior year relating to the sale of a patent.

Discontinued Operations

On March 12, 2009, with the exception of certain retained assets and liabilities, we sold the assets, net of liabilities assumed, of our MIVA Media business for cash consideration of approximately $11.6 million and post-closing adjustments, estimated at approximately $0.7 million, which resulted in a gain on sale of approximately $6.9 million during the quarter ended March 31, 2009. We incurred approximately $1.3 million of legal and financial advisory fees in connection with the sale of the MIVA Media division, which are included in the net gain on sale.  During the three months ending June 30, 2009, we successfully executed an agreement with Adknowledge to assign a software license lease at a gain that was partially offset by other post-sale adjustments resulting in a net additional gain on sale of $0.2 million.   Our decision to divest our MIVA Media business was due primarily to inconsistencies between the division’s products and services and our current and future strategic plan.

Income from discontinued operations was $1.0 million for the year ended December 31, 2010, compared to a loss of $3.5 million for the same period in the previous year.  The income from discontinued operations in 2010 was primarily a result of the liquidation of our EU entities and the related write-off’s. The losses in 2009 included approximately a $2.9 million in MIVA Media operating losses incurred up to the date of sale on March 12, 2009, plus wind down costs incurred for the remainder of the year, restructuring charges of approximately $0.3 million primarily related to severance expense resulting from the termination of our Senior Vice President of MIVA Media, and exchange losses of approximately $0.3 million.

As a result of the MIVA Media sale, we terminated EU centered operations and all operations are now centered in the US.  As a result, the US dollar subsequently became the functional currency for all operations.  Effective April 1, 2009, we record all current foreign currency translation adjustments in income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale, will be reflected in discontinued operations when the net retained assets of the foreign subsidiaries are substantially liquidated.

Income Taxes

For the years ended December 31, 2010 and 2009, we recorded the following income tax provision (benefit) (in thousands, except percentages):
	For the Year Ended
	December 31,
	2010	2009
Provision (benefit) for taxes	$(368)	$(285)
Income (loss) before provision for income taxes	$1,491	$(8,026)
Effective tax rates	-24.7%	3.6%

The primary reasons for the relationship of income tax (benefit) to pretax income in 2010 was the result of expected utilization of net operating loss (NOL) carry-forwards and a net decrease in our liability for uncertain tax positions.  The net decrease in our liability for uncertain tax positions resulted from the release of a $0.8 million liability previously recorded with respect to certain transfer pricing adjustments reported on our foreign tax returns, net of $0.4 million of newly recorded uncertain tax positions related to certain domestic tax filings. The tax benefit recorded in 2009 results from a federal tax receivable of $0.3 million originating from the carry-back of a 2008 net operating loss that became available in 2009 due to changes in tax carry-back regulations, net of the additional interest of $54 thousand accrued in 2009 related to our liability for uncertain tax positions.

Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carry-forwards, and tax credit carry-forwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized after considering the positive and negative evidence as set forth in ASC 740.  This also requires us to make estimates of our future taxable results by taxable jurisdiction and to evaluate tax-planning strategies.

At December 31, 2010, we have recorded deferred tax assets of $28.2 million offset by valuation allowances of $27.7 million, and deferred tax liabilities of $0.5 million. Included in deferred tax assets at December 31, 2010, is $24.8 million related to the tax benefits of net operating loss (NOL) carry-forwards. The NOL carry-forwards include $59.0 million of gross Federal NOL in the US of which some may be subject to limitations pursuant to Internal Revenue Code Section 382. Management does not believe that these limitations will have a material impact on our ability to use our tax attributes in the event the company is profitable. A large portion of the US NOL was generated as a result of current operations from 2006 to 2009, and is not expected to be limited in usage.  We have U.K. NOL carry-forwards of $10.0 million.   As of December 31, 2010, the deferred tax assets from all remaining NOLs are fully offset by valuation allowances or deferred tax liabilities. Upon the adoption of accounting guidance for business combinations on January 1, 2009, subsequent releases, if any, of valuation allowances established for deferred tax assets resulting from net operating loss carry-forwards at the time of acquisition will be recorded as a reductions of  the income tax provision.

Net (Income) Loss

As a result of the factors described above, we generated income from continuing operations of $1.9 million and a loss of $7.7 million for the years ended December 31, 2010 and 2009, respectively.  The basic and diluted earnings per share from continuing operations for the year ended December 31, 2010, were $0.27 and $0.26, respectively, and for the same period in the prior year, were each a loss of $1.15.

Weighted average common shares used in the earnings per share computation increased 0.2 million shares for basic and 0.5 million share for diluted from 6.7 million shares for both basic and diluted for the year ended December 31, 2009, to 6.9 million basic and 7.2 million diluted shares for the year ended December 31, 2010. This increase was primarily attributed to the sale of 0.13 million shares of common stock in June 2010, and a net of 0.14 million shares resulting from the vesting of restricted stock units.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had a total unrestricted cash of $6.4 million.  This represents a $1.6 million or 33% increase from the total cash of $4.8 million at December 31, 2009.  The increase in cash was primarily due to increased revenues and overall accounts payable management.

Operating Activities

Net cash provided by operations totaled $1.7 million in the year ended December 31, 2010.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected, and between expenses recorded and expenses paid.  Net income of $2.9 million included non-cash items of compensation expense based on equity grants other than cash ($1.0 million) and depreciation and amortization ($0.1 million) offset by a gain on sale of a domain name ($0.3 million) and recovery of doubtful accounts ($0.1 million). Cash generated by operations generated cash before the effect of timing differences was $3.6 million.  With respect to revenue, the amount collected was less than the amount r ecorded ($0.3million increase in accounts receivable) offset by a decrease in revenue previously collected but deferred ($0.03 million). With respect to expenses, the amount paid exceeded the amount recorded ($1.7 million).

Net cash used in operations totaled $9.2 million in the year ended December 31, 2009. The net loss ($4.1 million) included non-cash items of, depreciation and amortization ($0.5 million), write-off the deferred finance costs ($0.6 million), compensation expense based on equity grants rather than cash ($1.8 million), offset by gains on the sale of one of our patents ($ 0.4 million) and the gain on sale of business ($7.1 million). Thus, the cash used in operations before the effect of timing differences was ($ 8.3 million). With respect to revenue, the amount collected was more than the amount recorded ($4.8 million decrease in accounts receivable) partially offset by the increase in the income taxes receivable ($0.1 mil lion). With respect to expenses, the amount paid was more than the amount recorded by $5.6 million.

Investing Activities

Net cash used in investing activities totaled approximately $0.3 million during the year ended December 31, 2010.  Cash was used in the purchase of property and equipment and intangible assets ($0.3 million and $0.6 million, respectively) and the purchase of treasury stock ($0.2 million); offset by the net proceeds from the sale of a domain ($0.3 million) additional proceeds from the MIVA Media sale ($0.3 million), and proceeds from the return of security deposits ($0.2 million).

Net cash provided by investing activities totaled approximately $11.6 million during the year ended December 31, 2009.  Cash was provided by the net proceeds from the sale of the MIVA Media business ($9.8 million), the sale of a patent ($0.4 million), and cash released from restriction as collateral for the secured line of credit arrangement with Bridge Bank ($2.0 million) offset by restricted cash to secure the credit limit for credit cards ($0.2 million) and the purchase of fixed assets ($0.3 million).

Financing Activities

Net cash provided by financing activities totaled approximately $0.2 million during the year ended December 31, 2010, which was provided by the net proceeds from the sale of our common stock to Red Oak Fund, LP and Pinnacle Fund, LLLP.

Net cash used in financing activities totaled approximately $4.5 million during the year ended December 31, 2009.  This use of cash consisted of a repayment of a secured line of credit agreement with Bridge Bank ($4.4 million) and payments on a capital lease obligation ($0.2 million).

Liquidity

We currently anticipate that our net working capital of approximately $4.2 million, including unrestricted cash of approximately $6.4 million as of December 31, 2010, along with cash flows from operations, will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.  Our working capital is calculated by subtracting current liabilities from current assets on our balance sheet.  Our forecast for future liquidity and capital requirements is dependent on a number of factors, including our ability to monetize our products, our ability to retain our most significant customer, our ability to distribute our products, our ability to execute on our business plans, and our ability to meet financial forecasts. In the future, we may seek additional capital through t he issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions.  As we require additional capital resources, we may seek to sell additional equity or debt securities or draw down cash from our loan agreement.  The sale of additional equity or convertible debt securities could result in additional dilution to existing stockholders.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  We also cannot assure you that we will be able to successfully address these factors or that, if our expectations are not met, we will have sufficient capital resources to meet our obligations.

In the ordinary course of business, we have provided indemnifications of varying scope and terms to advertisers, advertising agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, including our recently executed MIVA Media Sale, services to be provided by us, or from intellectual property infringement claims made by third parties.  We may have future liabilities for some of these MIVA Media related indemnifications even though we have sold that division. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of thei r status or service as directors or officers.  We also have agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A., titled “Risk Factors,” in this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

Operating leases

Our primary administrative, sales, customer service, and technical facilities are in a leased office facility in New York.  Our New York office is approximately 10,700 square feet and the lease expires in January 2016.

We also lease approximately 10,940 square feet in Fort Myers, Florida, that served primarily as our headquarters and operations center for MIVA Media and the lease will expire in November 2012.  We sublease portions of our Fort Myers facility as set forth below.

Sublease income

In March 2009, in conjunction with the MIVA Media Sale, we sublet one floor in our office located in Fort Myers, Florida to the buyer with the intent to convert into a sublease agreement upon receipt of landlord consent.  The term of the license agreement commenced on March 13, 2009, and it is expected to end on November 30, 2012.  The sublease payments are expected to be received over this term.

From August 2007 until December 2009, we had entered into a sublease agreement with an unrelated party to sublease approximately 20,000 square feet of our office located in Fort Myers, Florida.  In December 2009, the lease was amended whereby the landlord entered into a direct lease arrangement with Vertro’s sublessor, thereby relieving Vertro of any further contractual obligation for this space.

In February, 2006 Vertro, through its then Searchfeed subsidiary, entered into a lease for office space in Bridgewater, NJ with an expiration date in February 2011. In December 2008, a sublease was executed between Vertro and an unrelated party for the remaining life of the lease.  The sublease payments have been received over this term.

Guaranteed Royalty Payments

We had minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents that were used in our Media operations, paid quarterly through August 2010.  In addition, we may have ongoing royalty payments based on our use of those patents.   We are not currently using these patents in our operations.

The following table illustrates the above future commitments as of December 31, 2010:

	Payments due by Period (in thousands)
	2011	2012	2013	2014	2015	Thereafter
Operating Leases	$949	$923	$516	$533	$549	$47
Sublease Income	(207)	(189)	-	-	-	-
	$742	$734	$516	$533	$549	$47

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our consolidated financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to allowance for doubtful accounts and valuation allowance for deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe are reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities t hat are not readily ascertained from other sources. Different results would be obtained if alternative assumptions or conditions are used and actual results will differ from these estimates and those differences may be material.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from non-payments by our billable customers and partners. A relatively small allowance for doubtful accounts has been recorded for continuing operations since there is minimal delinquency for all the customer accounts.  The discontinued operations allowance for the year ending December 31, 2009, primarily related to all of the retained EU trade receivables which were considered uncollectible and resulted in a full allowance against these receivables.  With the sale of the MIVA Media in March 2009, Vertro retained the EU receivable accounts and their related allowances. Subsequent to the sale, we were able to collect a portion of those receivables and the remainder was deemed uncollectable and written-off. The total allowance for doubtful acc ounts was approximately $0.01 million and $0.68 million as of December 31, 2010 and 2009, respectively, of which $0.01 million and $0.02 million, respectively, related to the allowance for doubtful accounts associated with continuing operations.

The allowance for doubtful accounts is an estimate calculated based on an analysis of current business and economic risks, customer credit-worthiness, specific identifiable risks such as bankruptcies, terminations, or discontinued customers, or other factors that may indicate a potential loss. The allowance is reviewed on a periodic basis to provide for all reasonably expected losses in the receivable balances and an expense is recorded using a reserve rate based on the age of outstanding accounts receivable or when it is probable that a certain receivable will not be collected. An account may be determined to be uncollectible if all collection efforts have been exhausted, the customer has filed for bankruptcy and all recourse against the account is exhausted, or disputes are unresolved and negotiations to settle are exhausted. This un collectible amount is written off against the allowance. If our billable customers’ ability to pay our invoices were to suffer, resulting in the likelihood that we would not be paid for services rendered, additional allowances may be necessary, which would result in an additional general and administrative expense in the period such determination was made.

Historically, our actual results have been consistent with these allowances. However, future changes in trends could result in a material impact to future consolidated statement of income and cash flows.  Based on the results of our continuing operations for the year ended December 31, 2010, a 25 point basis deviation from our estimates would have had a minimal effect on operating income.

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

Share-Based Compensation

We account for share-based compensation based on the award’s fair value as calculated by option-pricing models and is recognized as expense over the requisite service period.  The option-pricing models require various highly judgmental assumptions including volatility, forfeiture rates, and expected option life.  If any of the assumptions used in the models change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

We have elected to adopt the alternative transition method for calculating the tax effects of share-based compensation pursuant to ASC 718 and ASC 505-50. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards. See Note E to the Consolidated Financial Statements, Accounting for Share-Based Compensation, for a further discussion of share-based compensation.

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

Not required for a smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See index to Consolidated Financial Statements table of contents located on page 30.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “1934 Act”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective  as of the end of such period.

Management’s Annual Report on Internal Control Over Financial Reporting

 Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting princ iples, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

An internal control material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a control deficiency, or combination of control deficiencies in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention of those responsible for oversight of our financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this Annual Report.

Changes in Internal Control Over Financial Reporting

We have made no changes in our internal control over financial reporting in connection with our fourth quarter 2010 evaluation that would materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference herein from Vertro, Inc.’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	The following financial statements are included in this report under Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

•	Notes to the Consolidated Financial Statements

(2)           None.

(3)           The exhibits begin on page 24.

 (b) The following exhibits are filed as part of and incorporated by reference into this report:

Exhibit No.	Footnote	Description

2.1	1*
Asset Purchase Agreement dated March 12, 2009 among Vertro, Inc. (formerly known as MIVA, Inc.), B & B Advertising, Inc., MIVA (UK) Limited, U.S. Acquisition Sub, Inc., Ajax Media Ltd., and Adknowledge, Inc.

2.2	2	Certificate of Ownership and Merger, Merging MIVA Renaming Corp. into FindWhat.com, Inc.

2.3	3	Certificate of Ownership and Merger, Merging MIVA Name Change, Inc. into MIVA, Inc.

3.1	4	Amended and Restated Certificate of Incorporation of Vertro, Inc. (formerly known as FindWhat.com, Inc.).

3.2	4	Amended and Restated By-laws of Vertro, Inc. (formerly known as FindWhat.com, Inc.).

3.3	5	Certificate of Amendment to Certificate of Incorporation, filed August 17, 2010.

10.1	6	Amended and Restated Google Services Agreement dated November 10, 2008 between Vertro, Inc. (formerly known as MIVA, Inc.) and Google, Inc.

10.2	6	Google Services Agreement Order Form dated November 10, 2008 between Vertro, Inc. (formerly known as MIVA, Inc.) and Google, Inc.

10.3	*	Amendment No. 1 to Google Services Agreement Order Form and Google Services Agreement.

10.4	7	Business Financing Agreement, dated December 17, 2009, among Vertro, Inc., Alot, Inc. and Bridge Bank N.A.

10.5	7	Intellectual Property Security Agreement, dated December 17, 2009, between A lot, Inc. and Bridge Bank, N.A.

10.5.1	7	Intellectual Property Security Agreement, dated December 17, 2009, between Vertro, Inc. and Bridge Bank, N.A.

10.6	8
Lease dated February 29, 2000 by and between Alot, Inc. (formerly Comet Systems, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, a religious corporation in the State of New York, including the previous amendment dated August 8, 2000.

10.7	8
Lease Modification and Extension Agreement by and between Alot, Inc.(formerly known as MIVA Direct, Inc.) and The Rector, Church-Wardens and Vestrymen of Trinity Church in New York, dated February 23, 2006.

10.8	9	Colonial Bank Plaza Office Building Lease, dated January 31, 2002, as amended.

10.9	10	Third Amendment to Colonial Bank Plaza Office Building Lease, dated December 18, 2009.

10.10	11	Fourth Amendment to Lease, dated March 31, 2010, between Vertro, Inc. and Mick Vorbeck, released from escrow April 13, 2010.

10.11	11	Sublease, dated march 31, 2010, between Vertro, Inc. and MIVA AK, Inc., released from escrow April 13, 2010.

10.12	12*	Settlement and License Agreement with Overture Services, Inc. and Yahoo! Inc.

10.13	13	Reserve Equity Financing Agreement, dated May 10, 2010, by and between AGS Capital Group, LLC and Vertro, Inc.

10.14	13	Registration Rights Agreement, dated May 10, 2010, by and between AGS Capital Group, LLC and Vertro, Inc.

10.15	14	Stock Purchase Agreement, dated June 14, 2010, by and among the Company, Red Oak Fund, LP and Pinnacle Fund, LLLP

10.16	15+	Vertro, Inc. (formerly known as Findwhat.com) 1999 Stock Incentive Plan, as amended.

10.17	16+	First Amendment to Vertro, Inc. (fka FindWhat.com, Inc.) 1999 Stock Incentive Plan.

10.18	17+	Form of Non-Qualified Stock Option Agreement.

10.19	18+	Form of Incentive Stock Option Agreement.

10.20	18+	Vertro, Inc. (formerly known as FindWhat.com) 2004 Stock Incentive Plan.

10.21	16+	First Amendment to Vertro, Inc. (fka FindWhat.com, Inc.) 2004 Stock Incentive Plan.

10.22	18+	Form of Stock Option Agreement for the Vertro (formerly known as FindWhat.com) 2004 Stock Incentive Plan.

10.23	19+	Vertro, Inc. (formerly known as MIVA, Inc.) 2006 Stock Award and Incentive Plan.

10.24	16+	First Amendment to Vertro, Inc. 2006 Stock Award and Incentive Plan.

10.25	20+	Performance Based RSU Agreement for 2006 Stock Award and Incentive Plan.

10.26	20+	Service Based RSU Agreement for 2006 Stock Award and Incentive Plan.

10.27	21+	Vertro, Inc. (formerly known as MIVA, Inc.) Policy for Compensation For Independent Members of the Board of Directors, as amended and restated June 3, 2009.

10.28	22+	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.29	23+	Executive Employment Agreement between Vertro, Inc. (formerly known as FindWhat.com) and John Pisaris.

10.30	16+	Amendment I to Employment Agreement with John B. Pisaris.

10.31	12+	Executive Employment Agreement between Vertro, Inc. (formerly known as MIVA, Inc.) and Peter Corrao.

10.32	16+	Amendment I to Employment Agreement with Peter Corrao.

10.33	24	Employment Agreement between Vertro, Inc. and James G. Gallagher.

10.34	25	Employment, Confidential Information and Invention Assignment Agreement, dated December 24, 1998, between Robert Roe and Alot, Inc. (formerly known as Comet Systems, Inc.)

10.35	26+	Description of the Material Terms of the Amended and Restated Vertro 2009 Bonus Program.

The following exhibits are filed as part of and incorporated by reference into this report:

14.1	27	Code of Ethics

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

1	Incorporated by reference to the exhibit previously filed on March 18, 2009 with Vertro's Form 8-K.

2	Incorporated by reference to the exhibit previously filed on June 16, 2005 with Vertro's Form 8-K/A.

3	Incorporated by reference to the exhibit previously filed on June 30, 2009 with Vertro's Form 8-K.

4	Incorporated by reference to the exhibit previously filed on September 3, 2004 with Vertro's Form 8-K.

5	Incorporated by reference to the exhibit previously filed on August 18, 2010 with Vertro’s Form8-K.

6	Incorported by reference to the exhibit previously filed on March 31, 2009 with Vertro's Form 10-K.

7	Incorporated by reference to the exhibit previously filed on February 5, 2010 with Vertro’s Form 8-K.

8	Incorporated by reference to the exhibit previously filed on March 1, 2006 with Vertro's Form 8-K.

9	Incorporated by reference to the exhibit previously filed on November 6, 2002 with Vertro's Form 10-QSB.

10	Incorporated by reference to the exhibit previously filed on December 24, 2009 with Vertro's Form 8-K.

11	Incorporated by reference to the exhibit previously filed on April 16, 2010 with Vertro’s Form 8-K.

12	Incorporated by reference to the exhibit previously filed on November 9, 2005 with Vertro's Form 10-Q.

13	Incorporated by reference to the exhibit previously filed on May 11, 2010 with Vertro’s Form 8-K.

14	Incorporated by reference to the exhibit previously filed on June 14, 2010 with Vertro’s Form 8-K.

15	Incorporated by reference to the exhibit previously filed on March 17, 2004 with Vertro's Form S-8.

16	Incorporated by reference to the exhibit previously filed on December 23, 2008 with Vertro's Form 8-K.

17	Incorporated by reference to the exhibit previously filed on August 6, 2004 with Vertro's Form 10-Q.

18	Incorporated by reference to the exhibit previously filed on March 16, 2005 with Vertro's Form 10-K.

19	Incorporated by reference to the exhibit previously filed on August 22, 2006 with Vertro's Form 8-K.

20	Incorporated by reference to the exhibit previously filed on November 13, 2006 with Vertro's Form 10Q/A.

21	Incorporated by reference to the exhibit previously filed on November 12, 2009 with Vertro's Form 10-Q.

22	Incorporated by reference to the exhibit previously filed on June 20, 2006 with Vertro's Form 8-K.

23	Incorporated by reference to the exhibit previously filed on March 16, 2007 with Vertro’s Form 10-K.

24	Incorporated by reference to the exhibit previously filed on June 3, 2010 with Vertro’s Form 8-K.

25	Incorporated by reference to the exhibit previously filed on May 11, 2010 with Vertro’s Form10-Q.

26	Incrporated by reference to the exhibit previously filed on July 2, 2009 with Vertro's Form 8-K.

27	Incorporated by reference to the exhibit previously filed on March 5, 2004 with Vertro’s Form 10-K.

+	Management compensatory contract or plan.

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission.  The location of the omitted confidential information is indicated in the exhibit with asterisks (***).

The Agreements that have been filed or incorporated herein by reference (the “Agreements”) are included to provide investors and security holders with information regarding their terms.  They are not intended to provide any other financial information about us or our subsidiaries and affiliates. The representations, warranties and covenants contained in each of the Agreements were made only for purposes of the Agreements and as of specific dates; were solely for the benefit of the parties to the Agreements; may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Agreement instead of establishing these mat ters as facts; and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors.  Investors should not rely on the representations, warranties and covenants or any description thereof as characterizations of the actual state of facts or condition of us or any of our subsidiaries or affiliates. Moreover, information concerning the subject matter of the representations, warranties and covenants may change after the date of the Agreements, which subsequent information may or may not be fully reflected in public disclosures by us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTRO, INC.

Date: March 9, 2011	By:	/s/ Peter A. Corrao
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of March 2011.

Signature	Title

/s/ Peter A. Corrao	President, Chief Executive Officer, and Director
Peter A. Corrao	(principal executive officer)

/s/ James Gallagher	Chief Financial Officer
James Gallagher	(principal financial and accounting officer)

*/s/ Lawrence Weber *	Chairman of the Board of Directors
Lawrence Weber

*/s/ Gerald W. Hepp *	Director
Gerald W. Hepp

*/s/ Joseph P. Durrett *	Director
Joseph P. Durrett

*/s/ Adele Goldberg *	Director
Adele Goldberg

*/s/ Lee S. Simonson *	Director
Lee S. Simonson

*By: /s/ Peter A. Corrao	Attorney-in-Fact
Peter A. Corrao

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets as of December 31, 2010 and 2009	32

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	33

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010 and 2009	34

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	35

Notes to Consolidated Financial Statements	36

Financial Statement Schedules:

All schedules are omitted because they are not required for a smaller reporting company.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Vertro, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Vertro, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a te st basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vertro, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida	/s/ BDO USA, LLP
March 9, 2011	Certified Public Accountants

Vertro, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,430	$4,837
Restricted cash	58	-
Accounts receivable, less allowances of $7 and $679, respectively	3,160	3,041
Income tax receivable	329	695
Prepaid expenses and other current assets	387	651

TOTAL CURRENT ASSETS	10,364	9,224

Property and equipment, net	319	71
Intangible assets, net	549	-
Restricted cash	-	200
Other assets	329	517

TOTAL ASSETS	$11,561	$10,012

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,663	$4,706
Accrued expenses	2,482	2,778
Income tax payable	5	299
Deferred revenue	-	25

TOTAL CURRENT LIABILITIES	6,150	7,808

Long-term liabilities	697	1,365

TOTAL LIABILITIES	6,847	9,173

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.005 par value; authorized,
500 shares; none issued and outstanding	-	-
Common stock, $.005 par value; authorized, 40,000
shares; issued 7,401 and 7,128, respectively;
outstanding 6,985 and 6,770, respectively	36	35
Additional paid-in capital	271,908	270,690
Treasury stock, 416 and 358 shares at cost, respectively	(6,924)	(6,722)
Accumulated other comprehensive income	12,914	12,914
Accumulated deficit	(273,220)	(276,078)

TOTAL STOCKHOLDERS' EQUITY	4,714	839

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,561	$10,012

Vertro, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended
	December 31,
	2010	2009

Revenues	$35,894	$27,633
Cost of services	1,908	1,767
Gross profit	33,986	25,866

Operating expenses
Marketing and sales	24,611	22,597
General and administrative	6,339	8,521
Product development	1,836	2,452
Amortization	30	146
Restructuring	-	(15)

Total operating expenses	32,816	33,701

Income (loss) from operations	1,170	(7,835)
Foreign exchange rate gain (loss)	4	(476)
Other income, net	318	285

Income (loss) before provision for income taxes	1,492	(8,026)

Income tax benefit	(368)	(285)

Income (loss) from continuing operations	1,860	(7,741)

Income (loss) from discontinued operations, net of income taxes	998	(3,513)

Gain on sale of discontinued operations, net of income taxes	-	7,139

Net income (loss)	$2,858	$(4,115)

Basic earnings (loss) per share
Continuing operations	$0.27	$(1.15)
Discontinued operations	$0.14	$0.54
Earnings (loss) per share	$0.41	$(0.61)

Diluted earnings (loss) per share
Continuing operations	$0.26	$(1.15)
Discontinued operations	$0.14	$0.54
Earnings (loss) per share	$0.40	$(0.61)

Weighted-average number of common
shares outstanding
Basic	6,927	6,730
Diluted	7,247	6,730

The accompanying notes are an integral part of these Consolidated Financial Statements.

Vertro, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year Ended
	December 31,
	2010	2009

Common stock

Balance, beginning of year	$35	$34
Common stock issued related to restricted stock unit issuances	1	1
Balance, end of year	$36	$35

Additional paid-in-capital
Balance, beginning of year	$270,690	$268,841
Proceeds from sale of common stock	222	-
Compensation charge related to restricted stock unit issuance and
non-employee options	996	1,849

Balance, end of year	$271,908	$270,690

Treasury stock
Balance, beginning of year	$(6,722)	$(6,719)
Treasury stock received to satisfy accrued liabilities	(202)	(3)
Balance, end of year	$(6,924)	$(6,722)

Accumulated deficit
Balance, beginning of year	$(276,078)	$(271,963)
Equity Transition Adjustment		-
Net income (loss)	2,858	(4,115)
Balance, end of year	$(273,220)	$(276,078)

Accumulated other comprehensive income
Balance, beginning of year	$12,914	$12,393
Foreign currency translation adjustment	-	521
Balance, end of year	$12,914	$12,914

Stockholders’ Equity	$4,714	$839

Comprehensive income (loss)
Net income (loss)	$2,858	$(4,115)
Other comprehensive income foreign currency translation	-	521
Comprehensive loss	$2,858	$(3,594)

	Number of Shares
Common stock
Balance, beginning of year	7,128	6,896
Sale of common stock	132	-
Common stock issued related to restricted
stock unit issuances	141	232
Balance, end of year	7,401	7,128

The accompanying notes are an integral part of these Consolidated Financial Statements.

Vertro, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	For the Year Ended December 31,
	2010	2009

Cash Flows From Operating Activities
Net income (loss)	$2,858	$(4,115)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
(Recovery) for doubtful accounts	(123)	(14)
Depreciation and amortization	111	474
Write-off of deferred financing costs	-	560
Equity based compensation	996	1,850
Foreign exchange (gain) loss	(4)	476
Gain on sale of business	-	(7,139)
Gain on sale of domain name	(285)	-
Gain on sale of patent	-	(360)
Changes in operating assets and liabilities:
Restricted cash, net	142	-
Accounts receivable	(341)	4,784
Prepaid expenses and other current assets	263	(18)
Income taxes, net	72	(149)
Deferred revenue	25	(1,889)
Other assets	1	57
Accounts payable, accrued expenses, and other liabilities	(2,016)	(3,672)

Net cash provided by (used in) operating activities	1,699	(9,155)

Cash Flows from Investing Activities
Release of line of credit restricted collateral	-	2,000
Net increase for cash restricted to secure credit cards	-	(200)
Net proceeds from sale of business	345	9,770
Net proceeds from sale of patent	285	360
Net proceeds from security deposits	187	-
Purchase of fixed assets	(329)	(334)
Capitalized costs	(579)
Treasury stock	(202)	(3)

Net cash (used in) provided by investing activities	(293)	11,593

Cash Flows from Financing Activities
Repayment of secured line of credit	-	(4,351)
Net proceeds from sale of common stock	222	-
Payments on notes payable and capital leases	-	(186)

Net cash provided by (used in) financing activities	222	(4,537)

Effects of foreign currency exchange rates	(35)	237

Increase (decrease) in cash and cash equivalents	1,593	(1,862)

Cash and cash equivalents, beginning of period	4,837	6,699

Cash and cash equivalents, end of period	$6,430	$4,837

The accompanying notes are an integral part of these Consolidated Financial Statements.

Vertro, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS

Vertro, Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us” or “Vertro”), is an Internet company. During the period covered by this report, we offered a range of products and services through two divisions – ALOT and MIVA Media (which was sold on March 12, 2009 - See Note C of Notes to Consolidated Financial Statements).

ALOT
We market two primary products to consumers: ALOT Home, a customizable homepage product, and ALOT toolbar, a software product that installs into users’ web browsers. Both ALOT Home and ALOT Toolbar are used by consumers to display what we refer to as apps (also sometimes referred to as widgets or buttons). These apps provide consumers with a quick and easy way to access their favorite content online.

As well as displaying apps, all ALOT products also include a search box and this is where the majority of our revenue is derived. When our users conduct searches, both algorithmic results and sponsored listings are provided by third parties with whom we have contractual relationships. If users click on a sponsored listing after conducting a search we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. For the year ended December 31, 2010, search revenue from Google accounted for approximately 87% of our consolidated revenue from continuing operations.

In addition to this search revenue, we also generate revenue when users interact with certain apps. These ‘sponsored’ apps generate either pay-per-click or cost-per-action revenue. Our website page-views are also monetized through cost-per-thousand display ads. We also utilize user data to enhance our product offering and generate additional revenue.

MIVA Media
Prior to the MIVA Media sale on March 12, 2009, MIVA Media was an auction based pay-per-click advertising network that we operated across North America and in Europe.  MIVA Media connected buyers and sellers online by displaying advertisements in response to consumer search or browsing activity on select Internet properties.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements include the accounts and operations of Vertro, Inc. and our wholly-owned domestic and international operating subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain reclasssifications have been made in 2009 to match classifications in 2010.

Reverse Stock Split

On August 17, 2010, we implemented a 1-for-5 reverse stock split of our common stock (the “Reverse Split”).  As a result of the Reverse Split, each holder of five outstanding shares of our common stock received one share of our common stock. Each stockholder holds approximately the same percentage of common stock outstanding after the Reverse Split as held immediately prior to the Reverse Split, subject to adjustment for fractional shares. Fractional shares resulting from the Reverse Split were canceled and the stockholders otherwise entitled to fractional shares received a cash payment in an amount equal to the product obtained by multiplying (i) the closing sale price of our common stock on August 16, 2010 by (ii) the number of shares of our common stock held by the stockholder that would otherwise have been exc hanged for the fractional share interest, resulting in an aggregate payment by us of $361.  In connection with the Reverse Split, the par value of both our common and preferred stock increased to $0.005 per share, and the number of shares of common and preferred stock that we are authorized to issue under our Certificate of Incorporation decreased to 40 million shares of common stock, and 500,000 shares of preferred stock.  The Reverse Split has been retroactively applied to all applicable information to the earliest period presented to show all share amounts on a consistent basis.

Liquidity

We currently anticipate that our net working capital of approximately $4.2 million, including cash of approximately $6.4 million as of December 31, 2010, and cash flows from operations, will be sufficient, to meet our liquidity needs for working capital and capital expenditures over at least the next 12 months.

In the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions.  Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies, or businesses.  As we require additional capital resources, we may seek to sell additional equity or debt securities or look to borrow against our financed receivable loan agreement.  The sale of additional equity or convertible debt securities would result in dilution to existing stockholders.  There can be no assurance that any financing arrangements will be available in amounts or on terms acce ptable to us, if at all.  Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above.

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

Revenue Recognition

When an ALOT user clicks on a sponsored advertisement on a partner’s network, revenue is recognized in the amount of the partner’s fee due to ALOT. Non-click-through-related revenue from ALOT is recognized when earned under the terms of the contractual arrangement with the advertiser or advertising agency, provided that collection is probable.

In our Media Division (which was sold in March 2009), revenue was generated primarily from click-throughs on our managed advertisers’ paid listings. When an Internet user clicked on a keyword advertisement, revenue was recognized in the amount of the advertiser’s bid price. We recorded the MIVA Media click-through revenue gross, and private label revenue net. The revenue recorded from the Media Division from the March 2009 sale date is included as part of discontinued operations.

Cost of Services

Our cost of services consists of infrastructure, personnel, and backfill expenses directly related to the production, distribution and usage of our ALOT products.

Cash and Cash Equivalents

Cash consisted of primarily bank deposits. We did not maintain a balance in short-term investments as of December 31, 2010 or December 31, 2009. As of December 31, 2010 and December 31, 2009, we had restricted cash of $0.06 million and $0.2 million, respectively, representing a certificate of deposit used to secure certain credit card obligations.

Allowance for Doubtful Accounts

We record allowance for doubtful accounts based on its assessment of various factors.  We consider historical experience, the age of the accounts receivable balances, the credit quality of customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and accounts receivable. As of December 31, 2010, substantially all of our cash was managed by a single financial institution.  As of December 31, 2010 and 2009, our cash and restricted cash with this financial institution exceeded FDIC insured limits.  Accounts receivable are typically unsecured and are derived from revenue earned from customers primarily located in the United States. As of December 31, 2010, one customer (Google) accounted for approximately 80% of the accounts receivable balance and represented approximately 87% of consolidated revenues from continuing operations for 2010. This same customer, as of December 31, 2009, represented approximately 81% of the accounts receiva ble balance and approximately 91% of the consolidated revenues for 2009.

Fair Value of Financial Instruments

At December 31, 2010 and 2009, our financial instruments included cash, accounts receivable and accounts payable. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Capitalized Software

Product development costs for internal use software are expensed as incurred or capitalized into intangible assets in accordance with ACS 350-40. Accounting Standards require that costs incurred in the preliminary project and post-implementation stages of an internal use software project be expensed as incurred and that certain costs incurred in the application development stage of a project be capitalized. Capitalized costs are amortized over the estimated useful life of two to five years using the straight line method.  In 2010, the amortization of capitalized software costs totaled $0.03 million, as compared to $0.1 million in 2009.

Comprehensive Income (Loss)

Total comprehensive income (loss) is comprised of net income (loss) shown in the consolidated statement of operations and net foreign currency translation adjustments not recognized in that statement.  Total comprehensive income (loss) for the years ended December 31, 2010 and 2009, was $2.9 million and $(3.6) million, respectively.  The difference between total comprehensive income (loss) and net income (loss) is the direct result of foreign currency translation adjustments discussed below.

Accumulated Other Comprehensive Income

At December 31, 2010, Accumulated Other Comprehensive Income, shown in the equity section of the Consolidated Balance Sheets, is an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million that arose as part of our MIVA Media business which was sold in March 2009. The sale of MIVA Media assets on March 12, 2009 did not include the transfer to the buyer of any significant financial assets or liabilities of our foreign subsidiaries. We plan to release the $12.9 million of related currency translation adjustments from Accumulated Other Comprehensive Income to discontinued operations in the consolidated statement of operations when the MIVA Media related retained foreign entity net assets are substantially liquidated.

Customer Acquisition Costs

Customer Acquisition Costs are expensed as incurred, and are included in Marketing and sales expense. We incurred approximately $23.0 million and $21.0 million in customer acquisition costs during 2010 and 2009, respectively to promote the ALOT consumer software products.

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

Long-Lived Assets

We evaluate the recoverability of long-lived assets, including property and equipment, and certain identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Additionally, on an annual basis, we review the useful lives of these assets to ensure they remain appropriate. Factors considered important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets, an increase in competition or loss of affiliates, or significant negative industry or economic trends. When we determine that the carrying amount of long-live d assets may not be recoverable based on the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the carrying amount of a long-lived asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value.

Long-lived asset impairment assessments are generally determined based on fair value techniques, including determining the estimated future undiscounted cash flows over the remaining useful life of the asset.  Those models require estimates of future revenue, profits, capital expenditures and working capital for each unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans and industry data.  If these estimates or their related assumptions change in the future, we might be required to record impairment charges for the assets.

Share Based Compensation

We used the modified-prospective-transition method in connection with the adoption of fair value recognition provisions for share based compensation expense.  Under that transition method, compensation cost recognized in 2010 and 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimate previously established; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimates.  The methods we have applied conform to the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107.

Foreign Currency Translation

As a result of the sale of MIVA Media, we terminated our operations in Europe and all operations are now centered in the US.  As a result, the US dollar has become the functional currency for all operations.  Effective April 1, 2009, we record all current foreign currency translation adjustments in current period income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale, which is reflected in the balance sheet as accumulated other comprehensive income, will be reflected in discontinued operations when the retained foreign entities are substantially liquidated.

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

New Accounting Pronouncements

 In October 2009 the rules were established for Multiple-Deliverable Revenue Arrangements that address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The rules are effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We do not expect the adoption of these rules to have a significant impact on our consolidated financial statements.

NOTE C – SALE OF MIVA MEDIA AND DISCONTINUED OPERATIONS

On March 12, 2009, we and certain of our subsidiaries entered into and consummated an Asset Purchase Agreement with Adknowledge, Inc. (“Adknowledge”) and certain of its subsidiaries pursuant to which we sold to Adknowledge certain assets relating to our MIVA Media Division, including the MIVA name, for cash consideration of approximately $11.6 million, plus assumption of a software lease of approximately $0.3 million, less post-closing adjustments of approximately $0.7 million.  The sale resulted in a gain of approximately $7.1 million during the year ended December 31, 2009 (the “MIVA Media Sale”).  We incurred approximately $ 1.3 million of legal and financial advisory fees in connection with the MIVA Media Sale, which are includ ed in the net gain on sale.

In addition, in connection with the MIVA Media Sale, we agreed to provide to and receive from Adknowledge certain transition services which were substantially complete as of November 30, 2009.

As a result of the MIVA Media Sale, the operations of the MIVA Media division, are segregated and reported as discontinued operations in the accompanying Consolidated Statements of Operations for all periods presented.

NOTE D – RESTRUCTURING

Restructuring

As of December 31, 2010, all severance payments that had been accrued as a restructure reserve have been paid out.

Restructuring –2009

During 2009, approximately $0.6 million in additional future severance payments were accrued as a restructure reserve and are included in loss from discontinued operations. The remaining $0.5 million of that amount was paid by year end 2010.

Restructuring – August 2008 United Kingdom, Germany, France, and Spain Operations

On August 21, 2008, we initiated a restructuring plan that further consolidated the MIVA Media EU operations primarily in one office.  The restructuring plan, which evolved to include a workforce reduction of approximately 40 employees included cash payments of approximately $1.1 million which were paid in 2009.  The restructuring plan resulted in the closure of our offices in Germany, reductions in headcount in our offices in Paris, Madrid and London, and exiting certain contractual relationships with third party contracts.

Restructuring – June 2008

On June 17, 2008, we initiated a restructuring plan in order to maximize efficiencies, eliminate certain unprofitable operations, and better position us for the future, including the closure of our MIVA Media Italian operations. Management developed a formal plan that included the identification of a workforce reduction totaling 30 employees and cash payments totaling approximately $1.0 million, including $0.5 million paid in 2009.

The following reserve for restructuring is included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010 and 2009 (in thousands):
	Employee		Other
	Severance		Charges	Total

Balance as of December 31, 2008	$1.1	#	$0.5	$1.6

Restructuring charges	0.6		-	0.6
Cash payments	(1.2)		(0.5)	(1.7)

Balance as of December 31, 2009	$0.5	#	$-	$0.5

Cash payments	(0.5)		-	(0.5)
Balance as of December 31, 2010	$-		$-	$-

NOTE E – ACCOUNTING FOR SHARE-BASED COMPENSATION

In 2010 and 2009, we granted share-based compensation in the form of restricted stock units (“RSUs”) to selected individuals within the management team.  For the twelve months ended December 31, 2010, our total share-based employee compensation expense consisted of stock option expense of $0.01 million and $0.99 million in restricted stock unit expense.  The RSU expense total includes approximately $0.1 million in accelerated stock-based compensation expense resulting from the vesting of certain RSUs. For the twelve months ended December 31, 2009, our total share-based employee compensation expense consisted of stock option expense of $0.3 million and $1.6 million in restricted stock unit expense.  The RSU expense total includes approximately $0.8 million in accelerated stock-based compensation expense resulting from the vesting of certain RSUs and $0.2 million in accelerated stock option expense related to the severance agreements for certain senior executives.

In June 1999, the Board of Directors adopted the 1999 Stock Incentive Plan, and in June 2004, the Board of Directors adopted the 2004 Stock Incentive Plan and the EMI Replacement Option Plan.  Awards permitted under the 1999 Plan and 2004 Plan consist of stock options (both qualified and non-qualified options), restricted stock awards, deferred stock awards, and stock appreciation rights.  Under these plans, there were 1.84 million shares approved for issuance and, as of August 16, 2006, prior to consolidation with the 2006 Plan discussed below, there were 0.26 million shares available for equity awards under these prior plans.

At our 2006 annual stockholders meeting, stockholders approved the 2006 Stock Award and Incentive Plan (“Plan”).  The Plan, among other things, increased by 0.4 million the number of shares of common stock available for equity awards.  Under the Plan, no further awards are to be granted under the 1999 Stock Incentive Plan and the 2004 Stock Incentive Plan, although any outstanding awards under those plans continue in accordance with their terms.

Collectively, as of December 31, 2010, there are approximately 0.08 million shares available for new equity awards after combining the shares of the 2006 Plan with the remaining shares of the superseded plans.  Options issued to employees generally vest in a range of immediate vesting to up to four years vesting, and expire ten years following the grant date.

Stock option activity under the plans during the years ended December 31, 2010 and 2009, are summarized below (in thousands, except per share amounts):

		Weighted-
		Average
		Exercise
	Options	Price
Options outstanding at December 31, 2008	315	$44.70
Granted	-	-
Exercised	-	-
Forfeited	(79)	-
Expired	-	-
Options outstanding at December 31, 2009	236	$48.15
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(4)	$24.52
Options outstanding at December 31, 2010	232	$48.62

The following table summarizes information as of December 31, 2010, concerning outstanding and exercisable stock options under the plans (in thousands, except per share amounts):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exexcisable	Weighted Average Exercise Price

$5.00 - $15.00	2	0.3	$5.17	2	$5.17
$15.01 - $30.00	160	4.5	24.56	160	24.56
$30.01 - $70.00	7	3.8	53.78	7	53.78
$70.01 - $115.70	63	3.4	110.93	63	110.93
	232	4.2	$48.62	232	$48.62

For the year ended December 31, 2010, stock option expense was $0.01 million and as of that date stock option expense has been completely recognized. The fair value of the stock options was estimated at the date of the grant using the Black-Scholes Option-Pricing Model.  No stock options were granted during the years ended December 31, 2010 or 2009.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2010 and 2009, respectively was zero.

In January 2010, we issued RSUs to our Independent Board Members with service based vesting provisions (in equal increments of 25% per quarter). In July 2010, approximately 165,000 RSUs were issued to employees, including 132,000 with service based vesting provisions and 33,000 that will vest upon our common stock reaching and closing at a share price at or exceeding $5.00 per share for ten consecutive trading days.

In January 2009, we issued RSUs with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon our common stock reaching, and closing, at a share price at or exceeding $5.00 per share, for ten consecutive trading days. In January 2009, we also issued RSUs to our independent Board members with service based vesting provisions (in equal increments of 25% per quarter).

In January 2008, we issued RSUs with service based vesting provisions (4 year vesting in equal increments), and market condition performance based restricted stock units that vest upon our common stock reaching, and closing, at a share price at or exceeding $20.00 per share, for ten consecutive trading days.

The fair value of our service based RSUs is the quoted market price of our common stock on the date of grant.  Further, we utilize a Monte Carlo simulation model to estimate the fair value and compensation expense related to our market condition performance based RSUs.  We recognize stock compensation expense for options or RSUs that have graded vesting on the graded vesting attribution method.

For the years ended December 31, 2010 and 2009, the following assumptions were used in our performance based RSUs with market based conditions:

	For the Years Ended
	December 31,
	2010	2009
Volatility	55.0%	111.8%
Expected life	23.5 years	7.6 Years
Risk-free rate	-	2.49%

New stock options granted and new restricted stock units granted, each with the related expenses for the years ended December 31, 2010 and 2009, are summarized below (in thousands):

	For the Years Ended
	December 31,
	2010	2009
Stock options granted - new	-	-
Stock option expense - new	$-	$-
Restricted stock units granted - new	245	1,462
Restricted stock unit expense - new	$164	$128

The RSU activity for the years ended December 31, 2010 and 2009, are summarized below (in thousands):

	Total	Service Based	Performance Based RSUs with Market Based Conditions
	RSUs	RSUs	$5.00	$20.00	$30.00	$40.00	$50.00	$60.00
Balance, December 31, 2008	451	360	-	51	-	14	14	14

Granted	293	242	50	-	-	-	-	-
Vested	(232)	(232)	-	-	-	-	-	-
Forfeited	(166)	(100)	(20)	(23)	-	(21)	(21)	(21)
Expired	-	-	-	-	-	-	-	-

Balance, December 31, 2009	346	269	30	26	-	7	7	7

Granted	245	207	38	-	-	-	-	-
Vested	(200)	(136)	(64)	-	-	-	-	-
Forfeited	(27)	(19)	(4)	(2)	-	-	-	-
Expired	-	-	-	-	-	-	-	-

Balance, December 31, 2010	364	320	-	24	-	7	7	7

NOTE F – PROPERTY AND EQUIPMENT

Substantially all of our assets were a part of the MIVA Media sale of assets that was completed on March 12, 2009.  Property and equipment at December 31, 2010 and 2009 consisted of the following (in thousands):
	2010	2009
Technical equipment	$128	$83
Furniture and fixtures	17	14
Leasehold improvements	354	342
Software	368	7,637

Subtotal	867	8,076
Accumulated depreciation and amortization	(548)	(8,005)

Property and equipment, net	$319	$71

Depreciation expense was $0.08 million and $0.3 million for the years ended December 31, 2010 and 2009, respectively.

NOTE G – INTANGIBLE ASSETS

Intangible assets at December 31, 2010 consisted of product development costs for internal use software of $0.5 million. Capitalized costs are amortized over the estimated useful life of two to five years using the straight line method.  In 2010 the amortization of capitalized software costs totaled $0.03 million, as compared to amortization in 2009 of $0.2 million.

NOTE H - ACCRUED EXPENSES

Accrued expenses at December 31, 2010and 2009, consisted of the following (in thousands):

	December 31,
	2010	2009

Accrued compensation	$7	$538
Professional fees	58	91
Royalty payments	-	400
Customer acquisition costs	1,783	1,065
Operating expenses	279	361
Other	355	323
	$2,482	$2,778

NOTE I – PER SHARE DATA

We had income from continuing operations for the year ended December 31, 2010 of $2.3 million, as compared to the same period in the prior year where we incurred a loss from operations of $7.7 million.  As a result, exercisable stock options and restricted stock units were reviewed for the dilutive effect on earnings per share calculation. During the month of December the market price was at or exceeding $5.00 per share for ten consecutive trading days. Therefore, performance based RSUs had a dilutive effect and are included in the diluted earnings per share calculation. The number of performance based restricted stock units included was 0.11 million. Service based restricted stock units have a dilutive effect (4 year vesting provision) and as a result were included in the diluted earnings per share calculation. The numb er of service based restricted units included in the calculations was 0.32 million. Had the average market price been greater than the option price for the periods presented, certain exercisable options would have had a dilutive effect and been included in the diluted earnings per share calculation. The stock options that would have been included in the calculation was 0.2 million shares with a range of exercise prices between $5.00 and $115.70 as of December 31, 2010. Had we not incurred a net loss in 2009, the number of stock options included in the computation of diluted EPS and the range of exercise prices would have been: 0.2 million shares at a price range of $6.25 to $115.70.  Also, had we not incurred a loss, the number of Restricted Stock Units included in the computation of diluted EPS would have been approximately 0.3 million shares with 0.1 million variously vesting as our common stock reached prices ranging from $5.00 t o $60.00 for ten consecutive trading days and the remaining approximate 0.3 million restricted stock units would vest predominately over the next three years in equal increments.

The following is the number of shares used in the basic and diluted computation of loss per share (in thousands):

	For the Year Ended December 31
	2010	2009
Weighted-average number of common shares outstanding
Basic	6,927	6,730

Diluted	7,247	6,730

NOTE J – LITIGATION

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

The Court granted Defendants’ motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. The Plaintiffs have filed an appeal of the summary judgment ruling. Oral argument of the appeal was held on November 17, 2010.

Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers.  This action is based on substantially the same facts alleged in the securities class action litigation described above.  The complaint is seeking to recover damages in an unspecified amount.  By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants’ motion to dismiss in the securities class action.  On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation.  On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pe nding notification by plaintiff’s counsel that the case is due to be reopened.  Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Microsoft Litigation

We are aware that Microsoft Corporation has engaged in litigation with Eric C. Ralls, RedOrbit, Inc. and John Does 1-10 in the United States District Court for the Western District of Washington.  Defendant RedOrbit, Inc. engaged in transactions with our divested MIVA Media business.  In December 2010 Microsoft filed a motion for leave to file a second amended complaint which seeks to add us as a defendant to the litigation.  The second amended complaint is seeking to recover damages in an unspecified amount.  The Court has not ruled on the motion to add us as a defendant.  The amended complaint alleges that we knowingly sent fraudulent traffic to RedOrbit, Inc. which caused harm to Microsoft in a manner which (i) violated the Computer Fraud and Abuse Act, (ii) constituted a trespass under Washington law, and ( iii) was negligent.  Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management's attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No significant accruals for potential losses for litigation are recorded as of December 31, 2010, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE K - LONG TERM LIABILITIES AND FINANCING AGREEMENTS

The long term liabilities on the Consolidated Balance Sheets primarily relate to the liabilities for uncertain tax positions that were reported as a discrete item as well as deferred lease obligations for our office operating leases.

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

The Bridge Bank Loan Agreement was converted to a “financed receivable” agreement to accommodate the new structure of the business. The Agreement has a credit limit of $5 million. Loan draws are secured against individual, qualified accounts receivable we hold and the “financed receivables” are paid off as our clients make payments on their accounts. Delinquencies greater than 90 days are subject to a demand payment by Bridge Bank. Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 2.5% plus a monthly maintenance fee equal to 0.2%. We are obligated to maintain an average daily balance of $1 million in our demand deposit account at Bridge Bank. At De cember 31, 2010, no amounts were outstanding and we were eligible to draw down a total of approximately $2.5 million under the Facility. The amended Loan Agreement was extended to April 2011.

NOTE L – COMMITMENTS AND CONTINGENCIES

We had minimum contractual payments as part of our royalty bearing non-exclusive license to certain Yahoo! patents quarterly through August 2010. All payments were made through August 2010. In addition, we may have ongoing royalty payments based on our use of those patents. We do not use these patents in our continuing operations.

Operating Leases

On September 10, 2008, we entered into an operating lease agreement with an unrelated third party to lease work space for our London office for the term of 12 months commencing on December 1, 2008.  Base rent was approximately $0.3 million per year.   This lease was not renewed and expired in November, 2009. Additionally, our Munich office lease ended on December 31, 2009 and the Hamburg and Spain office leases both expired on March 31, 2009.

Our primary administrative, sales, customer service, and technical facilities are in a leased office facility in New York.  Our New York office is approximately 10,700 square feet and the lease expires in January 2016.

We also lease approximately 10,940 square feet in Fort Myers, Florida, that served primarily as our headquarters and operations center for MIVA Media and the lease will expire in November 2012.  We sublease portions of our Fort Myers facility as set forth below.

Sublease income

Our commitment and contingencies associated with our purchase contracts and capital and operating lease obligations for the year ended December 31, 2010 did not change materially from that disclosed in the Form 10-K filing for the year ended December 31, 2009, except for a $0.2 million reduction of our deferred lease obligation during the three months ended September 30, 2010. This reduction resulted from an amendment to our operating lease for our premises in Fort Myers to reflect the remaining straight line payments.

In March 2009, in conjunction with the MIVA Media Sale, we entered into a sublease agreement for one floor in our office located in Fort Myers, Florida to the buyer with the intent to convert into a sublease agreement upon receipt of landlord consent.  The term of the license agreement commenced on March 13, 2009, and it is expected to end on November 30, 2012.  The sublease payments are expected to be received over this term.

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

In February, 2006 Vertro, through its then Searchfeed subsidiary, entered into a lease for office space in Bridgewater, NJ with an expiration date of February, 2011.  In December 2008 a sublease was executed between Vertro and an unrelated party for the remaining life of the lease.  The sublease payments are expected to be received over this term.

For the years ended December 31, 2010 and 2009, we recorded approximately $0.8 million and $0.8 million, respectively, as rent expense under operating leasing arrangements.  Included in the 2010 and 2009 total rent expense was $0.03 million and $0.1 million, respectively, that was recorded in discontinued operations.

	Payments due by Period (in thousands)
	2011	2012	2013	2014	2015	Thereafter	Total
Operating Leases	$949	$923	$516	$533	$549	$47	$3,517
Sublease Income	(207)	(189)	-	-	-	-	(396)
	$742	$734	$516	$533	$549	$47	$3,121

Indemnification Agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to advertisers, agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. We have also agreed to indemnify certain former officers, directors and employees of acquired companies in connection with the acquisition of such compani es. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

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

NOTE M – SEGMENT INFORMATION

We had two operating divisions as of December 31, 2008, MIVA Media and ALOT, that constituted one reporting segment, performance marketing.  Therefore no separate segment disclosures are presented as of and for the years ended December 31, 2010 and 2009.  Additionally, with the sale of MIVA Media assets, all revenues from continuing operations are geographically located in the United States, therefore no separate geographic disclosures are presented as of and for the years ended December 31, 2010 and 2009.

NOTE N - RELATED PARTY TRANSACTIONS

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

NOTE O - INCOME TAXES

The income tax benefit consists of the following (in thousands):

		For the Year Ended
		December 31,
		2010	2009
Current
	Federal and State	$-	$(339)
	Foreign	-	-
	Uncertain tax positions	$(368)	$54
		$(368)	$(285)
Deferred
	United States Federal & State	-	-
	Foreign	-	-
	Uncertain tax positions	-	-
		-	-
		$(368)	$(285)

The components of income (loss) from continuing operations before income taxes are as follows (in thousands):

	For the Year Ended
	December 31,
	2010	2009
Federal	$1,487	$(7,550)
Foreign	4	(476)
	$1,491	$(8,026)

A reconciliation of the difference between the expected provision for income taxes using the statutory United States Federal tax rate and our actual provision is as follows (in thousands):

	For the Year Ended
	December 31,
	2010	2009

Tax benefit using statutory Federal tax rate	$507	$(2,729)
Change in valuation allowance	(517)	2,553
Fixed assets and intangibles	-	171
Realization of tax credits	-	(339)
Unrecognized tax position	(368)	-
Other	10	59
	$(368)	$(285)

Our current tax benefit reflects utilization of net operating loss carry-forwards and a decrease in our liability for uncertain tax positions resulting from the release of an $0.8 million liability previously recorded with respect to certain transfer pricing adjustments reported on our foreign tax returns, net of $0.4 million of newly recorded uncertain tax positions related to certain domestic tax filings.  The 2009 net benefit reflects the tax effect of carrying back a portion of our 2008 alternative minimum tax net operating loss to our 2003 and 2004 tax years to recover the remaining alternative minimum income tax liability of $0.3 million that was eligible to be refunded for those tax years, offset by $0.05 million of interest and penalties accrued in 2009 related to our liability for uncertain tax positions.

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

	For the Year Ended
	December 31,
	2010	2009
Deferred tax assets, short-term
Accounts receivable allowances	$287	$294
Accruals	72	167
Other	23	23
Valuation allowance	(382)	(484)
Total	$-	$-

Deferred tax assets, long-term
Other	156	-
Stock options	2,778	2,590
Net operating losses	24,846	24,771
Valuation allowance	(27,282)	(26,949)
Total	$498	$412

Capitalized software	(301)	(298)
Other	(197)	(114)

Total	$(498)	$(412)

Net deferred tax assets	$-	$-

As of December 31, 2010, we had Federal (US NOL) and non-US net operating loss (non-US NOL) carry-forwards for tax purposes of approximately $59.0 million and $10.0 million, respectively. These US NOL carryforwards will expire at various dates beginning in 2019.  The NOLs carry forward indefinitely in the non-U.S entities.  As of December 31, 2010, the deferred tax assets related to NOLs in the United States and international jurisdictions are fully offset by valuation allowances.  As a result of adoption of new accounting guidance for business combinations on January 1, 2009, subsequent releases, if any, of valuation allowances established at the time of acquisition for deferred tax assets resulting from NOLs will be recorded as reductions to the income tax provision.

Utilization of the acquired US NOLs may be subject to annual limitation due to the ownership change provisions of the Internal Revenue Code.  At December 31, 2010, we do not believe that these limitations will have a material impact on the company’s ability to use its tax attributes in the event the company is profitable.

We record liabilities for probable assessments. These liabilities would relate to uncertain tax positions in a variety of taxing jurisdictions and are based on what we believe will be the ultimate resolution of these positions. The liabilities may be affected by changing interpretations of laws, rulings by tax authorities, or the expiration of the statute of limitations.

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

We adopted this guidance as of January 1, 2007.  The guidance modified previous guidance on accounting for contingencies and accounting for income taxes for uncertainties related to our global income tax liabilities.  In connection with the adoption of this guidance, we recorded a net decrease to retained earnings of approximately $0.7 million related to the measurement of a position previously taken with respect to certain transfer pricing adjustments reported on our foreign tax returns.  In 2010 we had a net decrease in our liability for uncertain tax positions resulting from the release of an $0.8 million liability previously recorded with respect to certain transfer pricing adjustments reported on our foreign tax returns, net of $0.4 million of newl y recorded uncertain tax positions related to certain domestic tax filings.

A condensed summary of our unrecognized tax benefits is presented as follows (in millions):

	Balance	Adjustments	Balance	Adjustments	Balance
	Jan-09	in 2009	Dec-09	in 2010	Dec-10

Unrecognized tax benefits that affect:
Effective tax rate upon recognition	$0.60	$-	$0.60	$(0.22)	$0.38
Interest / penalties	$0.15	$0.05	$0.20	$(0.13)	$0.07
Total unrecognized tax benefits	$0.75	$0.05	$0.80	$(0.35)	$0.45

We recognized accrued interest and penalties related to these unrecognized tax benefits in income tax expense.  As of December 31, 2010, we had recorded a liability of approximately $0.07 million for interest and penalties.

As of December 31, 2010, open tax years in major jurisdictions date back to 2002 due to the taxing authorities’ ability to adjust operating loss carry-forwards.

It is expected that the amount of unrecognized tax benefits will change in the next twelve months.  However, we do not expect the change to have a material impact on our results of operations or our financial position.

Tax audits

In November 2010, the State of New Jersey started an income tax examination for the 2007 through 2009 tax years. While we believe that our reserves reflect the probable outcome of identified contingencies, it is reasonably possible that the ultimate resolution of any tax matter may be more or less than the amount accrued.

NOTE P – EQUITY FINANCING AGREEMENT WITH AGS CAPITAL GROUP

On May 10, 2010, we entered into a Reserve Equity Financing Agreement (the “REF Agreement”) and a Registration Rights Agreement (the “RRA Agreement”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $2.0 million, subject to certain conditions and limitations. In connection with the REF Agreement, we paid AGS a diligence fee of $15,000 in cash. On May 14, 2010, we filed a Form S-3 registration statement in connection with the RRA Agreement. The filing was not declared effective and we have withdrawn it. We terminated the RRA Agreement, effective October 8, 2010.

NOTE Q- NASDAQ COMPLIANCE AND SALE OF COMMON STOCK

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

On June 11, 2010, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to implement a reverse stock split of shares of our common stock issued and outstanding at a ratio to be established by our Board of Directors in its discretion of between 1-for-2 and 1-for-5. On August 17, 2010, we implemented a 1-for-5 reverse stock split. The reverse stock split enabled the per share trading price of our common stock to satisfy the minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5550(a)(2). Trading of our common stock on the NASDAQ Capital Market on a split-adjusted began at the open of trading on August 18, 2010.

NOTE R – EMPLOYEE BENEFIT PLAN

We provide retirement benefits to our employees through the Vertro, Inc. 401(k) Plan, pursuant to which employees may elect a number of investment options. As allowed under Section 401(k) of the Internal Revenue Code, the plan provides tax deferred salary deductions for eligible employees. The 401(k) Plan permits substantially all United States employees to contribute in 2010 up to 80% of their base compensation (as defined) to the 401(k) Plan, limited to a maximum amount as set by the Internal Revenue Service. We may, at the discretion of the Board of Directors, make a matching contribution to the 401(k) Plan. Costs charged to operations for matching contributions were $0.02 million in 2010 and $0.05 million in 2009. In 2010, the administration for our 401k plan was assumed by Administaff.

NOTE S – TREASURY STOCK

For the year ended December 31, 2010, our shares held in treasury increased by 58,057shares or approximately $0.2 million. This increase in treasury shares resulted from shares withheld to pay the withholding taxes upon the vesting of restricted stock units during the year.

For the year ended December 31, 2009, our shares held in treasury increased by 9,800 shares or approximately $0.02 million. This increase in treasury shares resulted from shares withheld to pay taxes to pay withholding taxes upon the vesting of certain restricted stock units during the year.