Form 10-Q
period 2011-03-31
Vertro, Inc.
filed 2011-05-12
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

There were 7,096,373 shares of the Registrant’s Common Stock outstanding on May 10, 2011.

FORM 10-Q

Vertro, Inc.

PART I.               FINANCIAL INFORMATION

ITEM 1.                Financial Statements

Vertro, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,115	$6,430
Restricted cash	58	58
Accounts receivable, less allowances of $11 and $7, respectively	2,883	3,160
Income tax receivable	350	329
Prepaid expenses and other current assets	370	387

TOTAL CURRENT ASSETS	8,776	10,364

Property and equipment, net	360	319
Intangible assets, net	903	549
Other assets	328	329

TOTAL ASSETS	$10,367	$11,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,174	$3,663
Accrued expenses	1,917	2,482
Income tax payable	6	5

TOTAL CURRENT LIABILITIES	5,097	6,150

Long-term liabilities	703	697

TOTAL LIABILITIES	5,800	6,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (Note B)
Preferred stock, $.005 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.005 par value; authorized, 40,000 shares; issued 7,584 and 7,401, respectively; outstanding 7,125 and 6,985, respectively	37	36
Additional paid-in capital	272,073	271,908
Treasury stock, 459 and 416 shares at cost, respectively	(7,148)	(6,924)
Accumulated other comprehensive income	12,914	12,914
Accumulated deficit	(273,309)	(273,220)

TOTAL STOCKHOLDERS' EQUITY	4,567	4,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,367	$11,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2011	2010

Revenues	$8,364	$8,104
Cost of services	479	506
Gross profit	7,885	7,598

Operating expenses
Marketing and sales	5,700	5,448
General and administrative	1,836	1,436
Product development	356	549

Total operating expenses	7,892	7,433

(Loss) income from operations	(7)	165
Foreign exchange rate gain	5	70
Gain on sale of domain name	—	285

(Loss) income before provision for income taxes	(2)	520

Income tax expense	7	25

(Loss) income from continuing operations	(9)	495

(Loss) income from discontinued operations, net of income taxes	(80)	804

Net (loss) income	$(89)	$1,299

Basic (loss) earnings per share (Note B)
Continuing operations	$0.00	$0.07
Discontinued operations	$(0.01)	$0.12
(Loss) earnings per share	$(0.01)	$0.19

Diluted (loss) earnings per share (Note B)
Continuing operations	$0.00	$0.07
Discontinued operations	$(0.01)	$0.11
(Loss) earnings per share	$(0.01)	$0.18

Weighted-average number of common shares outstanding (Note B)
Basic	7,122	6,831
Diluted	7,122	7,055

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Three Months Ended March 31,
	2011	2010

Cash Flows From Operating Activities

Net (loss) income	$(89)	$1,299
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Provision (recovery) for doubtful accounts	4	(38)
Depreciation and amortization	69	9
Equity based compensation	167	214
Foreign exchange (gain)	(5)	(70)
Gain on sale of domain name	—	(285)
Changes in operating assets and liabilities:
Accounts receivable	273	(370)
Prepaid expenses and other current assets	18	39
Income taxes, net	(20)	39
Deferred revenue	—	(14)
Accounts payable, accrued expenses, and other liabilities	(1,044)	(1,192)

Net cash (used in) operating activities	(627)	(369)

Cash Flows from Investing Activities
Net proceeds from sale of business	—	344
Net proceeds from sale of patent	—	285
Net proceeds from security deposits	—	102
Increase in intangible assets	(400)	(29)
Purchase of fixed assets	(64)	—

Net cash (used in) provided by investing activities	(464)	702

Cash Flows from Financing Activities
Treasury stock	(224)	—

Net cash (used in) financing activities	(224)	—

(Decrease) increase in cash and cash equivalents	(1,315)	333

Cash and cash equivalents, beginning of period	6,430	4,837

Cash and cash equivalents, end of period	$5,115	$5,170

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements (Unaudited).

Vertro, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE A - NATURE OF BUSINESS

Vertro, Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us” or “Vertro”), is an Internet company that owns and operates the ALOT product portfolio.

ALOT offers two primary products to consumers: ALOT Home, a customizable homepage product, and ALOT Toolbar, a piece of software that installs into users' web browsers. Both ALOT Home and ALOT Toolbar are used by consumers to display apps (also sometimes referred to as widgets or buttons). These apps provide consumers with a quick and easy way to access their favorite content online. There are hundreds of apps available for consumers to choose from, ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to instantly listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

In the fourth quarter of 2010, we began testing a new product called ALOT Appbar. ALOT Appbar is an enhanced version of ALOT Toolbar. Like ALOT Toolbar, ALOT Appbar is a piece of software that enables consumers to display and interact with their favorite apps directly in their web browser. In 2011, we plan to continue testing the ALOT Appbar and have a number of additional features and tools planned for future releases of the ALOT Appbar and ALOT App Marketplace. We do not expect the ALOT Appbar to impact our existing toolbar user base, and we plan to continue supporting the ALOT Toolbar for the foreseeable future along with supporting new consumers as they begin to download our new ALOT Appbar.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these Condensed Consolidated Financial Statements (Unaudited), and the presentations and disclosures herein are adequate when read in conjunction with the Consolidated Financial Statements (Audited) included in our Form 10-K for the year ended December 31, 2010.

Certain prior period amounts may have been reclassified to conform to the current year presentation. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the entire year. The Unaudited Condensed Consolidated Financial Statements include the accounts and operations of Vertro, Inc. and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue and long-lived assets of ALOT are all within the United States.  Therefore, no separate segment disclosures are presented as of and for the three months ended March 31, 2011 and 2010.

Reverse Stock Split

On August 17, 2010, we implemented a 1-for-5 reverse stock split of our common stock (the “Reverse Split”).  As a result of the Reverse Split, each holder of five outstanding shares of our common stock received one share of our common stock. Each stockholder holds approximately the same percentage of common stock outstanding after the Reverse Split as held immediately prior to the Reverse Split, subject to adjustment for fractional shares. Fractional shares resulting from the Reverse Split were canceled and the stockholders otherwise entitled to fractional shares received a cash payment in an amount equal to the product obtained by multiplying (i) the closing sale price of our common stock on August 16, 2010, by (ii) the number of shares of our common stock held by the stockholder that would otherwise have been exchanged for the  fractional share interest, resulting in an aggregate payment by us of $361.  In connection with the Reverse Split, the par value of both our common and preferred stock increased to $0.005 per share, and the number of shares of common and preferred stock that we are authorized to issue under our Certificate of Incorporation decreased to 40 million shares of common stock, and 500,000 shares of preferred stock.  The Reverse Split has been retroactively applied to all applicable information to the earliest period presented.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements (Unaudited) in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.  Significant estimates in these consolidated financial statements include estimates of: income taxes; tax valuation reserves; loss contingencies; allowances for doubtful accounts; share-based compensation; and useful lives for depreciation and amortization. Actual results could differ materially from these estimates.

Revenue Recognition

Our Homepage, Toolbar, and Appbar products include a search box, from which the majority of our revenue is derived. Our users conduct approximately 3.7 million searches per day, and when they conduct these searches, both algorithmic results and associated paid search results are returned by third parties with whom we have contractual relationships. If users click on a paid search result after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. We recognize revenue from paid search result clicks in the period that the clicks occurred. In addition to this search revenue, we also generate revenue from certain apps. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Our website page-views and certain apps also generate revenue through display ads.

Cost of Services

Our cost of services consists of infrastructure, personnel, and syndicated content expenses directly related to the production, distribution, and usage of our ALOT products.

Cash and Cash Equivalents

Cash consisted primarily of bank deposits. We did not maintain a balance in short-term investments as of March 31, 2011 or December 31, 2010. As of March 31, 2011 and December 31, 2010, we had restricted cash of $0.06 million for both periods, respectively, representing a certificate of deposit used to secure certain credit card obligations.

Allowance for Doubtful Accounts

We record our allowance for doubtful accounts based on our assessment of various factors.  We consider historical experience, the age of the accounts receivable balances, the credit quality of customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and accounts receivable. As of March 31, 2011, substantially all of our cash was on deposit with a single financial institution.  As of March 31, 2011, our cash and restricted cash is maintained with this financial institution. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Accounts receivable are typically unsecured and are derived from revenue earned from customers located primarily in the United States. As of March 31, 2011, one customer (Google) accounted for approximately 81% of the accounts receivable balance. For the three months ending March 31, 2011, Google represented approximately 85% of consolidated revenues from continuing operations. In 2010 the percentages were 82% and 88% for the respective periods presented.

Fair Value of Financial Instruments

At March 31, 2011 and December 31, 2010, our financial instruments included cash, accounts receivable and accounts payable. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Comprehensive (Loss) Income

Total comprehensive (loss) income is comprised of net (loss) income shown in the Condensed Consolidated Statements of

Operations (Unaudited). Total comprehensive loss for the three months ended March 31, 2011 was $0.1 million, while the total comprehensive income for the same period in 2010 was $1.3 million. There is no difference between total comprehensive (loss) income and net (loss) income.

Accumulated Other Comprehensive Income

At March 31, 2011, Accumulated Other Comprehensive Income, shown in the equity section of the Condensed Consolidated Balance Sheet (Unaudited), is an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million that arose as part of our discontinued operations. We plan to release the $12.9 million of related currency translation adjustments from Accumulated Other Comprehensive Income to discontinued operations in the Condensed Consolidated Statement of Operations (Unaudited) when the related retained foreign entity net assets are substantially liquidated.

Customer Acquisition Costs

Customer acquisition costs are expensed as incurred, and are included in marketing and sales expense. For the three months ended March 31, 2011, we incurred approximately $5.3 million in customer acquisition costs. For the same period in 2010, we incurred approximately $4.9 million. These costs were incurred to promote the ALOT consumer software products.

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

Property, Equipment and Intangibles

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

We capitalize certain costs of software developed for internal use in accordance Accounting Standards Codification Section 350-40, Internal-Use Software. Capitalized costs currently include payroll and payroll-related costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, which is generally three years. For the three months ended March 31, 2011, $0.4 million of such costs were capitalized. No such costs were capitalized during the three month period ended March 31, 2010.

Share Based Compensation

We used the modified-prospective-transition method in connection with the adoption of fair value recognition provisions for share based compensation expense. Under that transition method, compensation cost recognized in 2011 and 2010 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimate previously established; and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimates. The methods we have applied conform to the provisions of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107.

 Foreign Currency Translation

Effective April 1, 2009, we record all current foreign currency translation adjustments in current period (loss) income from continuing operations.  The Condensed Consolidated Balance Sheets (Unaudited) contain foreign currency translation adjustments accumulated prior to April 1, 2009, which is reflected in the balance sheet as accumulated other comprehensive income, and will be reflected in discontinued operations when the retained foreign entities are substantially liquidated. Nominal exchange rate gains and losses occur in current ALOT operations.

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

Recent Accounting Pronouncement

There have not been recent accounting pronouncements or changes in accounting pronouncements that impacted the quarterly periods ended March 31, 2011 and 2010, or which are expected to impact future periods, which were not previously disclosed in prior periods.

NOTE C - DISCONTINUED OPERATIONS

On March 12, 2009, we sold our MIVA Media Division, including the MIVA name. Transactions and adjustments related to the MIVA Media Division are classified as discontinued operations.

NOTE D – ACCOUNTING FOR SHARE-BASED COMPENSATION

Stock compensation expense for the three months ended March 31, 2011 and 2010, was $0.17 million and $0.21 million, respectively. For the three months ended March 31, 2011 and 2010, our share-based employee compensation expense consisted of stock option expense of zero and $0.01 million, respectively, and restricted stock unit (“RSU”) expense of $0.17 million and $0.20 million, respectively.  As of March 31, 2011, all compensation expense related to stock options had been recognized.  The fair value of the stock options was estimated at the date of the grant using the Black-Scholes option-pricing model.

In January 2011, we issued RSUs to our independent Board members with service based vesting provisions (25% per quarter in equal increments).

In January 2010, we issued RSUs to our independent Board members with service based vesting provisions (25% per quarter in equal increments). In July 2010, approximately 165,000 RSUs were issued to employees, including 132,000 with service based vesting provisions, and 33,000 that will vest upon our common stock reaching and closing at a share price at or exceeding $5.00 per share for ten consecutive trading days.

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

NOTE E – EQUITY AND PER SHARE DATA

We incurred a net loss from continuing operations for the three months ended March 31, 2011. As a result, potentially dilutive shares are not included in the calculation of earnings per share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of earnings per share because option prices were greater than average market prices for the periods presented. The number of stock options that would have been excluded from the calculations was 0.2 million shares with a range of exercise prices between $5.00 and $115.70 as of March 31, 2011.

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

Microsoft Litigation

Microsoft Corporation has engaged in litigation with Eric C. Ralls, RedOrbit, Inc. and John Does 1-10 in the United States District Court for the Western District of Washington.  Defendant RedOrbit, Inc. engaged in transactions with our divested MIVA Media business.  In December 2010 Microsoft filed a motion for leave to file a second amended complaint which sought to add us as a defendant to the litigation and the Company was added as a defendant in March 2011. The Company intends to vigorously defend itself. The second amended complaint is seeking to recover damages in an unspecified amount. .  The amended complaint alleges that we knowingly sent fraudulent traffic to RedOrbit, Inc. which caused harm to Microsoft in a manner that (i) violated the Computer Fraud and Abuse Act, (ii) constituted a trespass under Washington law, and (iii) was negligent. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management's attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No significant accruals for potential losses for litigation are recorded as of March 31, 2011, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE G - LONG - TERM LIABILITIES AND FINANCING AGREEMENTS

The long-term liabilities on the Condensed Consolidated Balance Sheets (Unaudited) primarily relate to the liabilities for uncertain tax positions that were reported as a discrete item as well as deferred lease obligations for our office operating leases.

We have a “financed receivable” loan agreement with Bridge Bank ("Loan Agreement"). The Loan Agreement has a credit limit of $5 million.  Loan draws are secured against individual, qualified accounts receivable we hold and the “financed receivables” are paid off as our clients make payments on their accounts.  Delinquencies greater than 90 days are subject to a demand payment by Bridge Bank.  Except as otherwise set forth in the Loan Agreement, borrowings made pursuant to the Loan Agreement will bear interest at a rate equal to the greater of (i) 6.5% or (ii) the Prime Rate (as announced by Bridge Bank) plus 2.5% plus a monthly maintenance fee equal to 0.2%.  We are obligated to maintain an average daily balance of $1 million in our demand deposit account at Bridge Bank. At March 31, 2011, no amounts were outstanding, and we were eligible to draw down a total of approximately $2.3 million under the Facility. The Loan Agreement is effective until to June 2011.

NOTE H– COMMITMENTS AND CONTINGENCIES

Our commitment and contingencies associated with our purchase contracts and capital and operating lease obligations for the three months ended March 31, 2011 did not change materially from that disclosed in the Form 10-K filing for the year ended December 31, 2010.

NOTE I– INCOME TAXES

The income tax expense for the three months ended March 31, 2011 and 2010 was immaterial and $0.03 million, respectively. Income tax expense was primarily due to the interest expense on the liability for uncertain tax positions that was reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the split of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

NOTE J – TREASURY STOCK

During the three months ended March 31, 2011, our shares held in treasury increased by a total of 43,254 shares or approximately $0.2 million. This increase in treasury shares resulted from withholding shares upon the vesting of restricted stock units during the period to fund payment of related withholding taxes.

NOTE K- NASDAQ COMPLIANCE AND SALE OF COMMON STOCK

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

We continue to maintain our compliance with NASDAQ regulations.

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

Executive Summary

During the periods covered by this report, we offered a range of products and services through our ALOT division.

ALOT offers two primary products to consumers: ALOT Home, a customizable homepage product, and ALOT Toolbar, a piece of software that installs into users' web browsers. Both ALOT Home and ALOT Toolbar are used by consumers to display apps (also sometimes referred to as widgets or buttons). These apps provide consumers with a quick and easy way to access their favorite content online. There are hundreds of apps available for consumers to choose from, ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to instantly listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

In the fourth quarter of 2010, we began testing a new product called ALOT Appbar. ALOT Appbar is an enhanced version of ALOT Toolbar. Like ALOT Toolbar, ALOT Appbar is a piece of software that enables consumers to display and interact with their favorite apps directly in their web browser.

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

RESULTS OF CONTINUING OPERATIONS

Revenue

ALOT Appbar, Toolbar, and Homepage products include a search box, from which the majority of our revenue is derived. Our users conduct approximately 3.7 million searches per day, and when they conduct these searches, both algorithmic results and associated paid search results are returned by third parties with whom we have contractual relationships. If users click on a paid search result after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. We recognize revenue from paid search result clicks in the period that the clicks occurred. In addition to this search revenue, we also generate revenue from certain apps. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Our website page-views and certain apps are also monetized through display ads.

	For the Three Months Ended March 31,
	2011	2010	$ Variance	% Variance
Revenue	$8,364	$8,104	$260	3
Cost of services	$479	$506	($27)	(5)
Gross Profit	$7,885	$7,598	$287	4

During the three months ended March 31, 2011, we recorded revenue from continuing operations of $8.4 million, an increase of approximately 3% from the $8.1 million recorded in the same period in 2010. The increase in revenue was due primarily to increases in the number of users of our toolbar and homepage products, which in turn resulted in increases in the number of searches, ad clicks, and other revenue generating events. These gains were partially offset by lower net revenue per search, which we believe was due primarily to: an anticipated reduction in the third quarter of 2010 in revenue sharing rates from certain advertising partners; reductions in click-through rates and revenue per click on paid search results; and an increase in the number of users of our products in markets where advertising rates are generally lower.

The primary driver of our revenue is the number of paid search result clicks generated by our users when they conduct searches. Revenue trends are generally affected by increases or decreases in the number of users and the number of searches and clicks conducted by users. As we acquire users in international markets in the rest of the world (ROW) where the value of advertising may be lower than the average in our primary markets of the United States, Canada, United Kingdom, Ireland, Australia and New Zealand (Region 1), changes in the number of users and the number of searches and clicks will not always directly correspond to changes in revenue. Specifically, as we grow in ROW markets where the value of advertising is lower than in Region 1, total revenue will grow more slowly than the total number of users, searches, and clicks.

The revenue increases during the three month period ended March 31, 2011, as compared to the three month period ended March 31, 2010, correlate to an increase in the total number of users. However, total users grew faster than total revenue primarily because users in ROW markets grew at a faster rate than users in Region 1. Total search activity increases in the three month period ended March 31, 2011, as compared to the three month period ended March 31, 2010, correlate to increases in the total number of users and revenue. However, total search activity grew faster than total revenue primarily because search activity in ROW markets grew significantly while search activity in Region 1 declined slightly. This changed the mix of search activity, with greater concentration in ROW markets, where advertising is generally less valuable than in Region 1.

Increases in users in ROW regions occurred primarily because of increased investment in customer acquisition in those markets in the three month period ended March 31, 2011, as compared to the three month period ended March 31, 2010. Customer acquisition costs in ROW regions increased significantly in the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010, while customer acquisition costs in Region 1 declined slightly in the same period.

We are continuing to focus on achieving cost effective distribution for our ALOT products, and introducing new features that help improve retention. In addition to more efficient buying that reduces our cost per acquisition, we have engaged in other on-going initiatives to expand distribution and reduce attrition for our ALOT products that include: localizing our products for additional languages and markets; adding new apps to our products to expand the number of categories of end-user interest; optimizing landing pages for our advertisements; and seeking new distribution relationships

One provider of paid search results for our ALOT division (Google) accounted for approximately 85% and 88% of consolidated revenues for the three month periods ended March 31, 2011 and 2010, respectively.

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

Cost of services decreased to $0.48 million for the three months ended March 31, 2011, from $0.51 million in the same period in the prior year.  Cost of services for the three month periods ended March 31, 2011, compared to the same periods in 2010, decreased as a percentage of revenue to 5.7% from 6.2% , as a result of costs remaining essentially even as revenue increased.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 and 2010, were as follows (in millions):

	For the Three Months Ended March 31,
	2011	2010	Variance
Marketing and sales	$5,700	$5,448	$252
General and administrative	$1,836	$1,436	$400
Product development	$356	$549	($193)
Total	$7,892	$7,433	$459

Operating Expenses as a % of Revenue
	For the Three Months Ended March 31,
	2011	2010	Variance
Marketing and sales	68.1%	67.2%	0.9
General and administrative	22.0%	17.7%	4.3
Product development	4.3%	6.8%	(2.5)
Total	94.4%	91.7%	2.7

Marketing and sales

Marketing and sales expense consists primarily of customer acquisition costs for toolbar acquisitions and also includes payroll expense and benefits related to individuals working within this category.

Marketing and sales expense increased approximately $0.3 million for the three months ended March 31, 2011, to $5.7 million as compared to $5.4 million for the same period in 2010.  Customer acquisition costs used to promote our ALOT products increased approximately $0.4 million to $5.3 million in the three months ended March 31, 2011, as compared to $4.9 million for the same period in the prior year.

General and Administrative

General and administrative expense consists primarily of: payroll and related expenses for executive and administrative personnel, fees for professional services, costs related to leasing, maintaining, and operating our facilities, travel costs for administrative personnel, insurance, depreciation of property and equipment not related to search serving or product development activities, expenses and fees associated with the reporting and other obligations of a public company, bad debts, and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, investment bankers, and other professionals in connection with operating our business, litigation, and evaluating and pursuing new opportunities.

General and administrative expenses increased by $0.4 million in the three months ended March 31, 2011, to $1.8 million as compared to $1.4 million for the same period in the previous year.  Increases contributing to this variance included: taxes other of $0.1 million; employee costs of $0.16 million, marketing costs of $0.02 million; consulting costs of $0.07 million; non-recurring employee costs $0.04 million, and corporate costs of $0.03 million. These increases were offset by decreases in rent of $0.03 million; and general office expenses of $0.01 million.

Product development

Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services and depreciation for related equipment used in product development.

Product development expense decreased by $0.2 million in the three months ended March 31, 2011, to $0.4 million as compared to $0.6 million for the same period in the previous year due to the capitalization of employee related costs associated with new product development.

Exchange Rate Gain

We recognized an immaterial exchange gain during the three months ended March 31, 2011, as compared to an exchange rate gain of $0.07 million recognized in the same period of 2010. We discontinued our European operations (EU) in March 2009.  However, we retained certain financial assets and liabilities that were contained within the related Vertro owned European legal entities whose liquidation began in 2010 and will continue in 2011.  Given this structure, the U.S. dollar became the functional currency for the EU entities causing us to record exchange rate changes in our consolidated statement of operations.  Most of the exchange rate gain relates to the outstanding intercompany loans between the EU subsidiaries and our U.S. parent corporation that previous to the discontinuation of operations were recognized in Accumulated Other Comprehensive Income.  In anticipation of final liquidation of the EU legal entities, similar exchange rate gains or losses could occur in 2011 should the relationship between the U.S. dollar and European currencies change. Nominal exchange rate gains and losses occur in current ALOT operations.

Discontinued Operations

Discontinued operations had a net loss for the three months ended March 31, 2011, of $0.08 million and income of $0.8 million, for the three months ended March 31, 2010, respectively, resulting primarily from the write-off of receivables and the release of liabilities from trade vendors, respectively.

As of March 12, 2009, the U.S. dollar became the functional currency for all operations.  Effective April 1, 2009, we are recording all current foreign currency translation adjustments in income (loss) from continuing operations.  The balance of foreign currency translation adjustments accumulated through the date of sale will be reflected in discontinued operations when the retained assets of the foreign subsidiaries are substantially liquidated.

Income Taxes

Income tax expense for the three months ended March 31, 2011, was nominal, as compared to $0.03 million in income tax expense in the same period in 2010. Income taxes are primarily due to the interest expense on the liability for certain tax positions.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

(Loss) Income from Continuing Operations

As a result of the factors described above, we generated nominal loss from continuing operations and income from continuing operations of $0.5 million for the three months ended March 31, 2011 and 2010, respectively, that represent diluted earnings (loss) per weighted average outstanding share of ($0.01) and $0.18, respectively.

Weighted average common shares used in the diluted earnings per share computation increased 0.07 million from 7.05 million shares for the three months ended March 31, 2010, to approximately 7.12 million for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had total unrestricted cash of $5.1 million.  This represents a $1.3 million or 20% decrease from the total cash of $6.4 million at December 31, 2010.  The decrease in cash was due to cash used from operating activities of $0.6 million, cash used in investing activities of $0.5 million, and cash used in financing of $0.2 million.

Operating Activities

Net cash used in operations totaled $0.6 million in the three months ended March 31, 2011.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected, and between expenses recorded and expenses paid.  Net loss of $0.1 million included expenses that did not require cash, including equity based compensation ($0.17 million) and depreciation and amortization ($0.07 million), resulting in operations provided cash before the effect of timing differences of $0.10 million.  With respect to timing differences, revenue recorded exceeded revenue collection ($0.27 million) and expenses paid exceeded expenses recorded ($1.0 million).

Net cash used in operations totaled $0.37 million in the three months ended March 31, 2010.   Net income of $1.3 million included expenses that did not require cash, including provisions for depreciation and amortization ($0.01 million) and equity based compensation ($0.21 million). Income items that did not provide cash includes a foreign exchange gain ($0.07 million), a gain on sale of a domain ($0.3 million) and a doubtful account recovery ($0.04 million).  Thus, operations provided cash before the effect of timing differences of $1.1 million.  With respect to timing differences, revenue recorded exceed revenue collection ($0.4 million) and expenses paid exceeded expenses recorded ($1.2 million).

Investing Activities

Net cash used in investing activities totaled approximately $0.5 million during the three months ended March 31, 2011.  Cash was used in the purchase of fixed assets ($0.06 million), and intangible assets ($0.4 million).

Net cash provided by investing activities totaled approximately $0.7 million during the three months ended March 31, 2010.  Cash was provided by: the net proceeds from the sale of a domain ($0.3 million), additional proceeds from the MIVA Media sale ($0.3 million) and proceeds from the collection of security deposits ($0.1 million), offset by the purchase of capital assets $ (0.03 million).

Financing Activities

Net cash used in financing activities totaled $0.2 million during the three months ended March 31, 2011. Cash was used in the purchase of treasury stock ($0.2 million).

There was no cash used in or provided by financing activities during the three months ended March 31, 2010.

Liquidity

We currently anticipate that our net working capital of approximately $3.7 million along with cash flows from operations will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section included in Part I, Item 1A, titled “Risk Factors,” in our Form 10-K, filed with the Securities and Exchange Commission on March 9, 2011, and those appearing in Part II, Item 1A of this Form 10-Q.

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

During the three month periods ended March 31, 2011, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed by us with the SEC on March 9, 2011.

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

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s past results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 9, 2011, as updated in Part II, Item 1A of this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

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

We have made no change to our internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Microsoft Litigation

Microsoft Corporation has engaged in litigation with Eric C. Ralls, RedOrbit, Inc. and John Does 1-10 in the United States District Court for the Western District of Washington.  Defendant RedOrbit, Inc. engaged in transactions with our divested MIVA Media business.  In December 2010 Microsoft filed a motion for leave to file a second amended complaint which sought to add us as a defendant to the litigation and the Company was added as a defendant in March 2011. The Company intends to vigorously defend itself. The second amended complaint is seeking to recover damages in an unspecified amount. .  The amended complaint alleges that we knowingly sent fraudulent traffic to RedOrbit, Inc. which caused harm to Microsoft in a manner which (i) violated the Computer Fraud and Abuse Act, (ii) constituted a trespass under Washington law, and (iii) was negligent. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, diversion of management's attention and resources, and other factors.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No significant accruals for potential losses for litigation are recorded as of March 31, 2011, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

Item 1A. Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 29, 2011, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

Risks Relating to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

We have an agreement with Google pursuant to which we utilize Google's paid search results and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in December 2010 for a two year term beginning on January 1, 2011, and expiring on December 31, 2012, unless either party elects not to continue after December 31, 2011, by providing written notice thereof at least 60 days prior to December 31, 2011.  We receive a share of the revenue generated by the paid search results services supplied to us from Google. The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries.   For the year ended December 31, 2010, Google accounted for approximately 85% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights and our use of Google's paid search results and algorithmic search services are subject to Google's implementation guidelines. Google also competes with our ALOT business. We likely will experience a significant decline in revenue and our business operations could be significantly harmed if:

•	we fail to have websites and applications approved by Google;

•	Google's performance deteriorates;

•	we violate Google's guidelines or Google changes their implementation guidelines; or

•	Google exercises its termination right or elects to not continue the agreement after December 31, 2011.

In addition, if any of these preceding circumstances were to occur, we may not be able to find a suitable alternate paid search results provider or otherwise replace the lost revenues.

On May 11, 2011, we were notified by Google that they are changing their implementation guidelines that apply to our use of Google's paid search results and we are in the process of reviewing the changes and their potential impact on our business.

Risks Relating to an Investment in Our Common Stock

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest

As of March 31, 2011, we had stock options outstanding to purchase a total of approximately 0.2 million shares at share prices ranging from $5.00 to $115.70 per share under our stock incentive plans.

Also, as of March 31, 2011, we have 0.3 million restricted stock units outstanding including approximately 0.1 million in restricted stock units that would vest upon our common stock reaching, and closing, at share prices ranging from $5.00 to $60.00 for ten consecutive trading days.  The remaining approximate 0.2 million restricted stock units will vest in equal increments on January 2 in years 2011, 2012, 2013 and 2014.  If outstanding stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we acquired shares of our common stock in connection with vesting of restricted stock units as described in the table below.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs
Period

January	42,753		5.82	n/a	n/a
February	—		—	n/a	n/a
March	501		3.74	n/a	n/a
Total	43,254	(1)	$4.78	—	—

(1)	Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertro, Inc.

Date:	May 12, 2011	By: /s/ James G. Gallagher
James G. Gallagher
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index of Exhibits

Exhibit No.	Footnote	Description
10.1	a	Description of the Material Terms of the Vertro, Inc. 2011 Bonus Program.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Footnote References:

(a)	Incorporated by reference to the exhibit previously filed on April 4, 2011 with Vertro’s Form 8-K.

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