Form 10-Q
period 2011-06-30
Vertro, Inc.
filed 2011-08-10
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

There were 7,107,589 shares of the Registrant’s Common Stock outstanding on August 9, 2011.

FORM 10-Q

Vertro, Inc.

PART I.               FINANCIAL INFORMATION

ITEM 1.                Financial Statements

Vertro, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,849	$6,430
Restricted cash	—	58
Accounts receivable, less allowances of $14 and $7, respectively	2,713	3,160
Income tax receivable	358	329
Prepaid expenses and other current assets	376	387

TOTAL CURRENT ASSETS	8,296	10,364

Property and equipment, net	344	319
Intangible assets, net	1,250	549
Other assets	284	329

TOTAL ASSETS	$10,174	$11,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,997	$3,663
Accrued expenses	2,049	2,482
Income tax payable	6	5

TOTAL CURRENT LIABILITIES	5,052	6,150

Long-term liabilities	731	697

TOTAL LIABILITIES	5,783	6,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (Note B)
Preferred stock, $.005 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.005 par value; authorized, 40,000 shares; issued 7,603 and 7,401, respectively; outstanding 7,142 and 6,985, respectively	37	36
Additional paid-in capital	272,242	271,908
Treasury stock, 461 and 416 shares at cost, respectively	(7,153)	(6,924)
Accumulated other comprehensive income	12,914	12,914
Accumulated deficit	(273,649)	(273,220)

TOTAL STOCKHOLDERS' EQUITY	4,391	4,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,174	$11,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$7,531	$8,461	$15,895	$16,565
Cost of services	458	363	937	869
Gross profit	7,073	8,098	14,958	15,696

Operating expenses
Marketing and sales	5,416	5,608	11,116	11,056
General and administrative	1,686	1,802	3,521	3,239
Product development	265	535	621	1,083

Total operating expenses	7,367	7,945	15,258	15,378

(Loss) income from operations	(294)	153	(300)	318
Foreign exchange rate gain	—	50	4	119
Gain on sale of domain name	—	—	—	285
Other income, net	—	10	—	10

(Loss) income before provision for income taxes	(294)	213	(296)	732

Income tax expense	44	17	51	42

(Loss) income from continuing operations	(338)	196	(347)	690

(Loss) income from discontinued operations, net of income taxes	(2)	(51)	(82)	753

Net (loss) income	$(340)	$145	$(429)	$1,443

Basic (loss) earnings per share (Note B)
Continuing operations	$(0.05)	$0.03	$(0.05)	$0.10
Discontinued operations	$—	$(0.01)	$(0.01)	$0.11
(Loss) earnings per share	$(0.05)	$0.02	$(0.06)	$0.21

Diluted (loss) earnings per share (Note B)
Continuing operations	$(0.05)	$0.03	$(0.05)	$0.10
Discontinued operations	$—	$(0.01)	$(0.01)	$0.11
(Loss) earnings per share	$(0.05)	$0.02	$(0.06)	$0.21

Weighted-average number of common shares outstanding (Note B)
Basic	7,221	6,846	7,172	6,838
Diluted	7,221	7,076	7,172	7,068

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Six Months Ended June 30,
	2011	2010

Cash Flows From Operating Activities

Net (loss) income	$(429)	$1,443
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision (recovery) for doubtful accounts	7	(109)
Depreciation and amortization	160	23
Equity based compensation	336	432
Foreign exchange (gain)	(4)	(119)
Gain on sale of domain name	—	(285)
Changes in operating assets and liabilities:
Restricted cash	58	—
Accounts receivable	454	(294)
Prepaid expenses and other current assets	57	105
Income taxes, net	(28)	96
Deferred revenue	—	(27)
Accounts payable, accrued expenses, and other liabilities	(1,078)	(1,177)

Net cash (used in) provided by operating activities	(467)	88

Cash Flows from Investing Activities
Net proceeds from sale of business	—	345
Net proceeds from sale of patent	—	285
Net proceeds from security deposits	—	176
Increase in intangible assets	(796)	—
Purchase of equipment	(90)	(74)

Net cash (used in) provided by investing activities	(886)	732

Cash Flows from Financing Activities
Net proceeds from sale of common stock	—	222

Treasury stock	(228)	—

Net cash (used in) provided by financing activities	(228)	222

(Decrease) increase in cash and cash equivalents	(1,581)	1,042

Cash and cash equivalents, beginning of period	6,430	4,837

Cash and cash equivalents, end of period	$4,849	$5,879

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vertro, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE A - NATURE OF BUSINESS

Vertro, Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us” or “Vertro”), is an Internet company that owns and operates the ALOT product portfolio.

ALOT offers two primary products to consumers: ALOT Home, a homepage product, and ALOT Appbar, a piece of software that integrates into users' web browsers. Both ALOT Home and ALOT Appbar are used by consumers to display apps (also sometimes referred to as widgets or buttons). These apps provide consumers with a quick and easy way to access their favorite content online. There are hundreds of apps available for consumers to choose from, ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

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

Certain prior period amounts may have been reclassified to conform to the current year presentation. Operating results for the three months and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the entire year. The Unaudited Condensed Consolidated Financial Statements include the accounts and operations of Vertro, Inc. and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue and long-lived assets of ALOT are all within the United States.  Therefore, no separate segment disclosures are presented as of and for the three and six months ended June 30, 2011 and 2010.

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

Revenue Recognition

Our Homepage and Appbar products include a search box, from which the majority of our revenue is derived. Our users conduct approximately 3.0 million searches per day, and when they conduct these searches, both algorithmic results and associated paid search results are returned by third parties with whom we have contractual relationships. If users click on a paid search result after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. We recognize revenue from paid search result clicks in the period that the clicks occurred. In addition to this search revenue, we also generate revenue from certain apps. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Our website page-views and certain apps also generate revenue through display ads.

Cost of Services

Our cost of services consists of infrastructure, personnel, and syndicated content expenses directly related to the production, distribution, and usage of our ALOT products.

Cash and Cash Equivalents

Cash consisted primarily of bank deposits. We did not maintain a balance in short-term investments as of June 30, 2011 or December 31, 2010. As of June 30, 2011 and December 31, 2010, we had no restricted cash and restricted cash of $0.06 million, respectively, representing a certificate of deposit used to secure certain credit card obligations.

Allowance for Doubtful Accounts

We record our allowance for doubtful accounts based on our assessment of various factors.  We consider historical experience, the age of the accounts receivable balances, the credit quality of customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and accounts receivable. As of June 30, 2011, our cash was on deposit primarily with a single financial institution. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2011 and December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Accounts receivable are typically unsecured and are derived from revenue earned from customers located primarily in the United States. As of June 30, 2011, one customer (Google) accounted for approximately 71% of the accounts receivable balance as of June 30, 2011, respectively. Google represented approximately 90% and 81%, respectively, for the three and six months ended June 30, 2011, of consolidated revenues from continuing operations. In 2010, the percentages were 88% for the respective periods presented.

Fair Value of Financial Instruments

At June 30, 2011 and December 31, 2010, our financial instruments included cash, accounts receivable and accounts payable. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Comprehensive (Loss) Income

Total comprehensive (loss) income is comprised of net (loss) income shown in the Condensed Consolidated Statements of

Operations (Unaudited). Total comprehensive loss for the three and six months ended June 30, 2011 was $(0.2) million and $(0.3) million, respectively, while the total comprehensive income for the same periods in 2010 was $0.1 million and $1.4 million. There is no difference between total comprehensive (loss) income and net (loss) income.

Accumulated Other Comprehensive Income

At June 30, 2011, Accumulated Other Comprehensive Income, shown in the equity section of the Condensed Consolidated Balance Sheet (Unaudited), is an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million that arose as part of discontinued operations. We plan to release the $12.9 million of related currency translation adjustments from Accumulated Other Comprehensive Income to discontinued operations in the Condensed Consolidated Statement of Operations (Unaudited) when the related retained foreign entity net assets are substantially liquidated.

Customer Acquisition Costs

Customer acquisition costs are expensed as incurred, and are included in marketing and sales expense. For the three and six months ended June 30, 2011, we incurred approximately $5.2 million and $10.5 million in customer acquisition costs, respectively. For the same periods in 2010, we incurred approximately $5.2 million and $10.1 million, respectively. These costs were incurred to promote the ALOT products.

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

We capitalize certain costs of software developed for internal use in accordance with Accounting Standards Codification Section 350-40, Internal-Use Software. Capitalized costs currently include payroll and payroll-related costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, which is generally three years. For the three and six months ended June 30, 2011, $0.4 million and $0.8 million of such costs were capitalized, respectively. No such costs were capitalized during the same periods in the prior year.

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

 Foreign Currency Translation

Effective April 1, 2009, we record all current foreign currency translation adjustments in current period (loss) income from continuing operations.  The Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 contain foreign currency translation adjustments accumulated prior to April 1, 2009, which is reflected in the balance sheet as accumulated other comprehensive income, and will be reflected in discontinued operations when the retained foreign entities are substantially liquidated. Nominal exchange rate gains and losses occur in current ALOT operations.

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

Recent Accounting Pronouncement

New accounting pronouncements that have been adopted but are not yet effective include, but are not limited to, pronouncements on the following subjects:

•	Fair Value Measurement

•	Comprehensive Income

These pronouncements are not expected to have any significant effect on our financial statements.

NOTE C - DISCONTINUED OPERATIONS

On March 12, 2009, we sold our MIVA Media Division, including the MIVA name. Transactions and adjustments related to the MIVA Media Division are classified as discontinued operations.

NOTE D – ACCOUNTING FOR SHARE-BASED COMPENSATION

Stock compensation expense for the three months ended June 30, 2011 and 2010, was $0.16 million and $0.21 million, respectively, and for the six months then ended was $0.34 million and $0.43 million, respectively. For the three months ended June 30, 2011 and 2010, our share-based employee compensation expense consisted of stock option expense of zero and $0.01 million, respectively, and restricted stock unit (“RSU”) expense was $0.16 million and $0.20 million, respectively. For the six months ended June 30, 2011 and 2010, our share-based employee compensation expense consisted of stock option expense of zero and $0.01 million, respectively, and RSU expense was $0.34 million and $0.42 million, respectively.  As of June 30, 2011, all compensation expense related to stock options had been recognized.  The fair value of the stock options was estimated at the date of the grant using the Black-Scholes option-pricing model.

In July 2011, approximately 193,000 RSUs were issued to employees, including 154,400 with service based vesting provisions (25% per quarter in equal increments), and 38,600 that will vest upon our common stock reaching and closing at a share price at or exceeding $4.50 per share for ten consecutive trading days.

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

The fair value of our service based RSUs is the quoted market price of our common stock on the date of grant.  Further, we utilize a Monte Carlo simulation model to estimate the fair value and compensation expense related to our market condition performance based restricted stock units.  We recognize stock compensation expense for options and RSUs that have graded vesting on the graded vesting attribution method.

NOTE E – EQUITY AND PER SHARE DATA

We incurred a net loss from continuing operations for the three and six months ended June 30, 2011. As a result, potentially dilutive shares are not included in the calculations of earnings per share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of earnings per share because option prices were greater than average market prices for the periods presented. The number of stock options that were excluded from the earnings per share calculations was 0.2 million shares with a range of exercise prices between $5.00 and $115.70 as of June 30, 2011.

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

Microsoft Litigation
Microsoft Corporation has engaged in litigation with us, Eric C. Ralls, RedOrbit, Inc. and John Does 1-10 in the United States District Court for the Western District of Washington.  Defendant RedOrbit, Inc. engaged in transactions with our divested MIVA Media business.  Microsoft alleged that we knowingly sent fraudulent traffic to RedOrbit, Inc. which caused harm to Microsoft in a manner that (i) violated the Computer Fraud and Abuse Act, (ii) constituted a trespass under Washington law, and (iii) was negligent. On August 1, 2011, we entered into a Confidential Release and Settlement Agreement with Microsoft and we expect the case to be dismissed in the third quarter 2011.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No significant accruals for potential losses for litigation are recorded as of June 30, 2011, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE G - LONG - TERM LIABILITIES AND FINANCING AGREEMENTS

The long-term liabilities on the Condensed Consolidated Balance Sheets (Unaudited) primarily relate to the liabilities for uncertain tax positions that were reported as a discrete item as well as deferred lease obligations for our office operating leases.

On June 21, 2011, we entered into a First Business Financing Modification Agreement (the “Modification Agreement”) with

Bridge Bank, National Association (“Bridge Bank”) which amended the Company's Business Financing Agreement, dated December 17, 2009, with Bridge Bank (the “Original Agreement” and collectively with the Modification Agreement hereinafter referred to as the “Agreement”). The Agreement provides a Growth Capital Credit Facility to the Company of up to $1.5 million (the “Growth Capital Facility”) and a receivables financing facility of up to $6.5 million (the “Receivables Financing Facility”). The Growth Capital Facility may be drawn in minimums of $500,000 per traunch during predetermined draw windows, and is to be repaid in thirty six (36) equal monthly installments, without penalty for early repayment. Subject to the terms of the Agreement, the borrowing base used to determine loan availability under the Receivables Financing Facility is equal to 80% of our eligible accounts receivable, with account eligibility measured by Bridge Bank. At June 30, 2011, we would have been eligible to draw down approximately up to $3.6 million under the Receivables Financing Facility. The Agreement terminates on June 20, 2013, provided, however, either party may terminate the Agreement at any time, and all loan advances under the Receivables Financing Facility would become due and payable and the outstanding amounts under the Growth Capital Facility would be repaid pursuant the payment schedule.
All amounts borrowed under the Agreement are secured by a general security interest in our assets, including our accounts receivable and intellectual property, and are subject to a 1.25 Asset Coverage Ratio of cash accounts maintained at Bridge Bank and eligible receivables in relation to the amounts borrowed.
Except as otherwise set forth in the Agreement, borrowings made pursuant to the Agreement will bear interest at a rate equal to the Prime Rate as announced by Bridge Bank or 3.25%, whichever is greater, plus 1.0%.
The Agreement contains customary representations, warranties, and affirmative and negative covenants for facilities of this type, including certain restrictions on dispositions of our assets, changes in business, change in control, and incurrence of certain indebtedness and encumbrances. The Agreement also contains customary events of default, including payment defaults and a breach of representations and warranties and covenants. If an event of default occurs and is continuing, Bridge Bank has certain rights and remedies under the Agreement, including declaring all outstanding borrowings immediately due and payable, ceasing to advance money or extend credit, and rights of set-off.

NOTE H– COMMITMENTS AND CONTINGENCIES

Our commitment and contingencies associated with our purchase contracts and capital and operating lease obligations for the three and six months ended June 30, 2011 did not change materially from that disclosed in the Form 10-K filing for the year ended December 31, 2010.

NOTE I– INCOME TAXES

The income tax expense for the three months ended June 30, 2011 and 2010, was $0.04 million and $0.02 million, respectively, and for the six months ended June 30, 2011 and 2010, was $0.05 million and $0.04 million, respectively. Income tax expense was primarily due to the interest expense on the liability for uncertain tax positions that was reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the split of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

NOTE J – TREASURY STOCK

During the three months ended June 30, 2011, our shares held in treasury increased by a total of 2,038 shares or approximately $0.005 million. This increase in treasury shares resulted from withholding shares upon the vesting of restricted stock units during the period to fund payment of related withholding taxes.

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

On June 11, 2010, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to implement a reverse stock split of shares of our common stock issued and outstanding at a ratio to be established by our Board of Directors in its discretion of between 1-for-2 and 1-for-5. On August 17, 2010, we implemented a 1-for-5 reverse stock split. The reverse stock split enabled the per share trading price of our common stock to satisfy the minimum bid price requirement for continued listing set forth in NASDAQ Marketplace Rule 5550(a)(2). Trading of our common stock on the NASDAQ Capital Market on a split-adjusted basis began at the open of trading on August 18, 2010 (see Note B of Notes to Condensed Consolidated Financial Statements).

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

ALOT offers two primary products to consumers: ALOT Home, a homepage product, and ALOT Appbar, a piece of software that integrates into users' web browsers. Both ALOT Home and ALOT Appbar are used by consumers to display apps (also sometimes referred to as widgets or buttons). These apps provide consumers with a quick and easy way to access their favorite content online. There are hundreds of apps available for consumers to choose from, ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

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

RESULTS OF CONTINUING OPERATIONS

Revenue
Our Homepage and Appbar products include a search box, from which the majority of our revenue is derived. Our users conduct on average approximately 3.0 million searches per day, and when they conduct these searches, both algorithmic results and associated paid search results are returned by third parties with whom we have contractual relationships. If users click on a paid search result after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. We recognize revenue from paid search result clicks in the period that the clicks occurred. In addition to this search revenue, we also generate revenue from certain apps. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Our website page-views and certain apps also generate revenue through display ads.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2011	2010	$ Variance	% Variance	2011	2010	$ Variance	% Variance
Revenue	$7,531	$8,461	$(930)	(11)	$15,895	$16,565	$(670)	(4)
Cost of services	$458	$363	$95	26	$937	$869	$68	8
Gross Profit	$7,073	$8,098	$(1,025)	(13)	$14,958	$15,696	$(738)	(5)

During the three months ended June 30, 2011, we recorded revenue from continuing operations of $7.5 million, a decrease of approximately 11% from the $8.5 million recorded in the same period in 2010. For the six months ended June 30, 2011, we recorded revenue of $15.9 million compared with $16.6 million for the same period in 2010, a decrease of approximately 4%. The quarterly and year over year decreases in revenue were due primarily to decreases in the number of users of our toolbar and homepage products in markets where advertising rates are generally higher, which in turn resulted in decreases in the number of searches, ad clicks, and other revenue generating events in those markets. These declines were accompanied by lower net revenue per search, which was due primarily to: a reduction in our revenue sharing rates during the month of June 2011 from certain advertising partners based on not achieving a Gross Revenue target in a tiered rate structure; a change in requirements from certain advertising partners that limits the total number of ads displayed on our results pages; reductions in click-through rates and revenue per click on paid search results; and an increase in the number of users of our products in markets where advertising rates are generally lower.

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
The revenue decreases during the three and six month periods ended June 30, 2011, as compared to the three and six month periods ended June 30, 2010, correlates with a decrease in the number of Region 1 users. However, total users grew because users in ROW markets grew at a faster rate than the decline of users in Region 1. Total search activity increases in the three month period ended June 30, 2011, as compared to the three month period ended June 30, 2010, correlates with increases in the total number of users. However, total search activity grew while total revenue declined because search activity in ROW markets grew significantly while search activity in Region 1 declined. This changed the mix of search activity with greater concentration in ROW markets where advertising is generally less valuable than in Region 1.
Increases in users in ROW regions occurred primarily because of increased investment in customer acquisition costs in those markets in the three month period ended June 30, 2011, as compared to the three month period ended June 30, 2010. Customer acquisition costs in ROW regions increased significantly in the three month period ended June 30, 2011 as compared to the three month period ended June 30, 2010, while customer acquisition costs in Region 1 declined in the same period.
We acquire users of our ALOT products primarily through online advertising that we purchase from ad networks at prices we agree to based on our expected rate of return.  Generally, the more a purchaser of on-line advertising is willing to pay, the more volume the purchaser will receive.  Towards the end of the second quarter 2011 and the beginning of the third quarter 2011, we experienced difficulties in achieving cost effective distribution for our ALOT products because we were unable to acquire our targeted number of users at our desired prices.  This resulted in a lower number of users than expected and higher customer acquisition costs to acquire those users.  We are continuing to focus on achieving cost effective distribution for our ALOT products in all our supported markets by closely managing our on-line advertising to maximize the volume of  acquired users and minimize costs. We are also introducing new features that help improve our user retention. In addition to more efficient buying that reduces our cost per acquisition, we have engaged in other on-going initiatives to expand distribution and reduce attrition for our ALOT products that include: localizing our products for additional languages and markets; adding new apps to our products to expand the number of categories of end-user interest; optimizing landing pages for our advertisements; and seeking new distribution relationships.

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

Cost of services increased to $0.46 million and $0.94 million for the three and six months ended June 30, 2011, from $0.36 million and $0.87 million, respectively, in the same period in the prior year.  Cost of services for the three and six month periods ended June 30, 2011, compared to the same periods in 2010, increased as a percentage of revenue to 6.1% from 4.3% and 5.9% from 5.2%, respectively, as a result of costs remaining essentially even as revenue decreased.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2011 and 2010, were as follows (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Variance	2011	2010	Variance
Marketing and sales	$5,416	$5,608	$(192)	$11,116	$11,056	$60
General and administrative	$1,686	$1,802	$(116)	$3,521	$3,239	$282
Product development	$265	$535	$(270)	$621	$1,083	$(462)
Total	$7,367	$7,945	$(578)	$15,258	$15,378	$(120)

Operating Expenses as a % of Revenue
	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Variance	2011	2010	Variance
Marketing and sales	71.9%	66.3%	5.6%	69.9%	66.7%	3.2%
General and administrative	22.4%	21.3%	1.1%	22.2%	19.6%	2.6%
Product development	3.5%	6.3%	(2.8)%	3.9%	6.5%	(2.6)%
Total	97.8%	93.9%	3.9%	96.0%	92.8%	3.2%

Marketing and sales

Marketing and sales expense consists primarily of customer acquisition costs for toolbar/appbar acquisitions and also includes payroll expense and benefits related to individuals working within this category.

Marketing and sales expense decreased approximately $0.2 million for the three months ended June 30, 2011, to $5.4 million as compared to $5.6 million for the same period in 2010.  Customer acquisition costs used to promote our ALOT products remained the same at $5.2 million in the three months ended June 30, 2011, as compared to the same period in the prior year.

Marketing and sales expense increased approximately $0.1 million for the six months ended June 30, 2011, to $11.1 million as compared to $11.0 million for the same period in 2010.  Customer acquisition costs used to promote our ALOT products increased approximately $0.3 million to $10.4 million in the six months ended June 30, 2011, as compared to $10.1 million for the same period in the prior year.

General and Administrative

General and administrative expense consists primarily of: payroll and related expenses for executive and administrative personnel, fees for professional services, costs related to leasing, maintaining, and operating our facilities, travel costs for administrative personnel, insurance, depreciation of property and equipment not related to search serving or product development activities, expenses and fees associated with the reporting and other obligations of a public company, bad debts, and other general and administrative services. Professional services are used in connection with operating our business, litigation, and evaluating and pursuing new opportunities.

General and administrative expenses decreased by $0.1 million in the three months ended June 30, 2011, to $1.7 million as compared to $1.8 million for the same period in the previous year.  Decreases contributing to this variance included: employee costs of $0.14 million and consulting costs of $0.07 million. These decreases were offset by an increase in public company expense of $0.1 million.

General and administrative expenses increased by $0.3 million in the six months ended June 30, 2011, to $3.5 million as compared to $3.2 million for the same period in the previous year.  Increases contributing to this variance included: employee costs of $0.21 million, and finance costs of $0.1 million.

Product development

Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services and depreciation for related equipment used in product development.

Product development expense decreased by $0.2 million in the three months ended June 30, 2011, to $0.3 million as compared to $0.5 million for the same period in the previous year due to the capitalization of employee related costs associated with new product development.

Product development expense decreased by $0.5 million in the six months ended June 30, 2011, to $0.6 million as compared to $1.1 million for the same period in the previous year due to the capitalization of employee related costs associated with new product development.

Exchange Rate Gain

We recognized an immaterial exchange rate gain during the three months ended June 30, 2011, as compared to an exchange rate gain of $0.05 million recognized in the same period of 2010. We discontinued our European operations (EU) in March 2009.  However, we retained certain financial assets and liabilities that were contained within the related Vertro owned European legal entities whose liquidation began in 2010 and will continue in 2011.  Given this structure, the U.S. dollar became the functional currency for the EU entities causing us to record exchange rate changes in our consolidated statement of operations.  Most of the exchange rate gain relates to the outstanding intercompany loans between the EU subsidiaries and our U.S. parent corporation that previous to the discontinuation of operations were recognized in Accumulated Other Comprehensive Income.  In anticipation of final liquidation of the EU legal entities, similar exchange rate gains or losses could occur in 2011 should the relationship between the U.S. dollar and European currencies change. Nominal exchange rate gains and losses occur in current ALOT operations.

Discontinued Operations

Discontinued operations had a nominal loss for the three months ended June 30, 2011, and a loss of $0.05 million for the three months ended June 30, 2010. Discontinued operations had a loss for the six months ended June 30, 2011 of $0.08 million, and a gain of $0.8 million for the six months ended June 30, 2010 resulting primarily from the write-off of receivables and the release of liabilities to trade vendors.

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

Income Taxes

Income tax expense for the three and six months ended June 30, 2011, was $0.04 million and $0.05 million, respectively, as compared to $0.02 million and $0.04 million in income tax expense in the same periods in 2010, respectively. Income taxes are primarily due to the interest expense on the liability for uncertain tax positions.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

(Loss) Income from Continuing Operations

As a result of the factors described above, we incurred a loss from continuing operations of $0.3 million and generated income of $0.2 million for the three months ended June 30, 2011 and 2010, respectively, which represents diluted earnings (loss) per weighted average outstanding share of ($0.05) and $0.03, respectively. For the six months ended June 30, 2011 and 2010, respectively, we generated a loss from continuing operations of $0.3 million and a gain of $0.7 million, respectively, that represents diluted earnings per weighted average outstanding share of $(0.05) and $0.10, respectively.

Weighted average common shares used in the diluted earnings per share computation increased 0.15 million and 0.10 million from 7.08 million shares and 7.07 million shares for the three and six months ended June 30, 2010, to approximately 7.22 million and 7.17 million for the three and six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had total unrestricted cash of $4.9 million.  This represents a $1.6 million or 25% decrease from the total cash of $6.4 million at December 31, 2010.  The decrease in cash was due to cash used from operating activities of $0.5 million, cash used in investing activities of $0.9 million, and cash used in financing of $0.2 million.

Operating Activities

Net cash used in operations totaled $0.5 million in the six months ended June 30, 2011.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected, and between expenses recorded and expenses paid.  Net loss of $0.4 million included expenses that did not require cash, including equity based compensation ($0.34 million) and depreciation and amortization ($0.16 million), resulting in operations providing cash before the effect of timing differences of $0.1 million.  With respect to timing differences, revenue recorded exceeded revenue collection ($0.45 million) and expenses paid exceeded expenses recorded ($1.1 million).

Net cash used in operations totaled $0.02 million in the six months ended June 30, 2010.   Net income of $1.4 million included expenses that did not require cash, including provisions for depreciation and amortization ($0.02 million) and equity based compensation ($0.43 million). Income items that did not provide cash includes a foreign exchange gain ($0.12 million), a gain on sale of a domain ($0.3 million) and a doubtful account recovery ($0.11 million).  Thus, operations provided cash before the effect of timing differences of $1.4 million.  With respect to timing differences, revenue recorded exceed revenue collection ($0.3 million) and expenses paid exceeded expenses recorded ($1.2 million).

Investing Activities

Net cash used in investing activities totaled approximately $0.9 million during the three months ended June 30, 2011.  Cash was used in the purchase of equipment ($0.09 million), and capitalized software development costs ($0.8 million).

Net cash provided by investing activities totaled approximately $0.7 million during the six months ended June 30, 2010.  Cash was provided by: the net proceeds from the sale of a domain ($0.3 million), additional proceeds from the MIVA Media sale ($0.3 million) and proceeds from the collection of security deposits ($0.2 million), offset by the purchase of capital assets ($0.07 million).

Financing Activities

Net cash used in financing activities totaled $0.2 million during the six months ended June 30, 2011. Cash was used in the purchase of treasury stock ($0.2 million).

Net cash provided by financing activities totaled $0.2 million during the six months ended June 30, 2010. Cash was provided by the sale of common stock.

Liquidity

We currently anticipate that our net working capital of approximately $3.3 million along with cash flows from operations will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

In the ordinary course of business, we have provided indemnifications of varying scope and terms to advertisers, advertising agencies, distribution partners, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, including our executed MIVA Media sale in 2009, services to be provided by us, and from intellectual property infringement claims made by third parties.  We may have future liabilities for some of these MIVA Media related indemnifications even though we have sold that division. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.  We also have agreed to indemnify certain former officers, directors, and employees of acquired companies in connection with the acquisition of such companies.  We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors and officers and former directors, officers, and employees of acquired companies, in certain circumstances.

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

During the three and six month periods ended June 30, 2011, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed by us with the SEC on March 9, 2011.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology.  This report includes, among others, statements regarding our: revenue; primary operating costs and expenses; capital expenditures; evaluation of possible acquisitions of, or investments in, business, products and technologies; and sufficiency of existing cash to meet operating requirements.

These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s future results, levels of activity, performance, or achievements to be materially different from any results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, those listed in Part I, Item 1A, titled “Risk Factors” in our Form 10-K filed with the Securities and Exchange Commission on March 9, 2011, as updated in Part II, Item 1A of this Form 10-Q.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance, or achievements.  We do not assume responsibility for the accuracy and completeness of the forward-looking statements.  We do not intend to update any of the forward-looking statements after the date of this report to conform them to actual results.

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

We have made no change to our internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Microsoft Litigation
Microsoft Corporation has engaged in litigation with us, Eric C. Ralls, RedOrbit, Inc. and John Does 1-10 in the United States District Court for the Western District of Washington.  Defendant RedOrbit, Inc. engaged in transactions with our divested MIVA Media business.  Microsoft alleged that we knowingly sent fraudulent traffic to RedOrbit, Inc. which caused harm to Microsoft in a manner that (i) violated the Computer Fraud and Abuse Act, (ii) constituted a trespass under Washington law, and (iii) was negligent. On August 1, 2011, we entered into a Confidential Release and Settlement Agreement with Microsoft and we expect the case to be dismissed in the third quarter 2011.

Other Litigation

We are a defendant in various other legal proceedings from time to time, regarded as normal to our business and, in the opinion of management, the ultimate outcome of such proceedings are not expected to have a material adverse effect on our financial position or our results of operations.

No significant accruals for potential losses for litigation are recorded as of June 30, 2011, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

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

We have an agreement with Google pursuant to which we utilize Google's paid search results and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in December 2010 for a two year term beginning on January 1, 2011, and expiring on December 31, 2012, unless either party elects not to continue after December 31, 2011, by providing written notice thereof at least 60 days prior to December 31, 2011.  We receive a share of the revenue generated by the paid search results services supplied to us from Google. The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries.   For the quarter ended June 30, 2011, Google accounted for approximately 90% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights and our use of Google's paid search results and algorithmic search services are subject to Google's implementation guidelines. Google also competes with our ALOT business. We likely will experience a significant decline in revenue and our business operations could be significantly harmed if:

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

Our ALOT division operates a portfolio of consumer-oriented interactive products including Appbars and homepages. ALOT derives the majority of its revenue from advertisements directed towards consumers. The amount of revenue generated by ALOT is dependent on our ability to maintain and grow our active consumer installed base.  Factors that influence our ability to maintain and grow our active consumer base include, but are not limited to, government regulation, acceptance of our Appbar products by consumers, the availability of advertising to promote our Appbar products, third-party designation of our Appbar and/or other products as undesirable or malicious, user attrition, competition, and sufficiency of capital to purchase advertising, We acquire users of our ALOT products primarily through online advertising that we purchase from ad networks at prices we agree to based on our expected rate of return.  Towards the end of the second quarter 2011 and the beginning of the third quarter 2011, we experienced difficulties in achieving cost effective distribution for our ALOT products because we were unable to acquire our targeted number of users at our desired prices.    If we are unable to maintain and grow our active consumer base, it could have a material adverse effect on our business, financial condition, and results of operations.

Risks Relating to an Investment in Our Common Stock

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest

As of June 30, 2011, we had stock options outstanding to purchase a total of approximately 0.2 million shares at share prices ranging from $5.00 to $115.70 per share under our stock incentive plans.

Also, as of June 30, 2011, we have 0.3 million restricted stock units outstanding including approximately 0.1 million in restricted stock units that would vest upon our common stock reaching, and closing, at share prices ranging from $5.00 to $60.00 for ten consecutive trading days.  The remaining approximate 0.2 million restricted stock units will vest in equal increments on January 2 in years 2011, 2012, 2013 and 2014.  If outstanding stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant.

We cannot predict our future capital needs and may not be able to secure additional financing.

We have no material long-term agreements or short-term commitments for the funding of capital expenditures.  We currently anticipate that our cash of $4.9 million as of June 30, 2011, along with cash flows from operations during 2011 and 2012, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months.

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

In June 2011, we entered into a credit facility with Bridge Bank, N.A., which provides for up to $8.0 million in loans.  The credit facility contains a number of covenants that, among other things, requires us, and certain of our subsidiaries, to:

·	pay fees to the lender associated with the credit facility;
·	maintain our corporate existence in good standing;

·	grant the lender a security interest in our assets;
·	provide financial information to the lender; and

·	refrain from any transfer of any of our business or property (subject to customary exceptions).

Our ability to comply with the provisions of the credit facility will be dependent upon our future performance, which may be affected by events beyond our control. A breach of any of our covenants could result in a default under the credit facility. In the event of any such default, Bridge Bank could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, Bridge Bank could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay an amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness, or that we would be able to obtain a waiver to cure any such default. At June 30, 2011, and the date of filing of this Form 10-Q, we did not have any amounts outstanding under our credit facility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, we acquired shares of our common stock in connection with vesting of restricted stock units as described in the table below.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs
Period

April	—		—	n/a	n/a
May	—		—	n/a	n/a
June	2,038		2.31	n/a	n/a
Total	2,038	(1)	$2.31	—	—

(1)	Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertro, Inc.

Date:	August 10, 2011	By: /s/ James G. Gallagher
James G. Gallagher
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Index of Exhibits

Exhibit No.	Footnote	Description
10.1	a	Description of the Material Terms of the Vertro, Inc. 2011 Bonus Program.
10.2	b	Business Financing Modification Agreement, dated June 21, 2011, with Bridge Bank N.A.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2		Certification of Chief Financial Officer of Periodic Financial Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

Footnote References:

(a)	Incorporated by reference to the exhibit previously filed on April 4, 2011 with Vertro’s Form 8-K.

(b)	Incorporated by reference to the exhibit previously filed on June 27, 2011 with Vertro’s Form 8-K.

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