Form 10-Q
period 2011-09-30
Vertro, Inc.
filed 2011-11-09
CIK 1094808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

There were 7,131,720 shares of the Registrant’s Common Stock outstanding on November 7, 2011.

FORM 10-Q

Vertro, Inc.

PART I.               FINANCIAL INFORMATION

ITEM 1.                Financial Statements

Vertro, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	September 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,016	$6,430
Restricted cash	—	58
Accounts receivable, less allowances of $14 and $7, respectively	2,315	3,160
Income tax receivable	338	329
Prepaid expenses and other current assets	517	387

TOTAL CURRENT ASSETS	7,186	10,364

Property and equipment, net	308	319
Intangible assets, net	1,486	549
Other assets	284	329

TOTAL ASSETS	$9,264	$11,561

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,995	$3,663
Accrued expenses	2,508	2,482
Income tax payable	5	5

TOTAL CURRENT LIABILITIES	5,508	6,150

Long-term liabilities	737	697

TOTAL LIABILITIES	6,245	6,847

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (Note B)
Preferred stock, $.005 par value; authorized, 500 shares; none issued and outstanding	—	—
Common stock, $.005 par value; authorized, 40,000 shares; issued 7,618 and 7,401, respectively; outstanding 7,155 and 6,985, respectively	37	36
Additional paid-in capital	272,439	271,908
Treasury stock, 463 and 416 shares at cost, respectively	(7,156)	(6,924)
Accumulated other comprehensive income	—	12,914
Accumulated deficit	(262,301)	(273,220)

TOTAL STOCKHOLDERS' EQUITY	3,019	4,714

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,264	$11,561

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$6,281	$9,759	$22,176	$26,324
Cost of services	388	505	1,325	1,374
Gross profit	5,893	9,254	20,851	24,950

Operating expenses
Marketing and sales	5,398	7,028	16,514	18,084
General and administrative	1,858	1,459	5,379	4,698
Product development	191	405	812	1,488

Total operating expenses	7,447	8,892	22,705	24,270

(Loss) income from operations	(1,554)	362	(1,854)	680
Foreign exchange rate (loss) gain	(44)	(1)	(40)	118
Gain on sale of domain name	—	—	—	285
Other income, net	1	20	1	29

(Loss) income before provision for income taxes	(1,597)	381	(1,893)	1,112

Income tax expense	8	13	59	55

(Loss) income from continuing operations	(1,605)	368	(1,952)	1,057

Income from discontinued operations, net of income taxes	12,952	3	12,870	756

Net income	$11,347	$371	$10,918	$1,813

Basic (loss) earnings per share (Note B)
Continuing operations	$(0.22)	$0.05	$(0.27)	$0.15
Discontinued operations	$1.81	$—	$1.80	$0.11
Earnings per share	$1.59	$0.05	$1.53	$0.26

Diluted (loss) earnings per share (Note B)
Continuing operations	$(0.22)	$0.05	$(0.27)	$0.15
Discontinued operations	$1.72	$—	$1.72	$0.11
Earnings per share	$1.50	$0.05	$1.45	$0.26

Weighted-average number of common shares outstanding (Note B)
Basic	7,155	6,860	7,139	6,846
Diluted	7,515	7,194	7,499	7,180

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vertro, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	For the Nine Months Ended September 30,
	2011	2010

Cash Flows from Operating Activities

Net income	$10,918	$1,813
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Recovery for doubtful accounts	—	(109)
Depreciation and amortization	396	40
Equity based compensation	534	653
Foreign exchange loss (gain)	40	(118)
Gain on sale of domain name	—	(285)
Gain on reversal of other comprehensive income	(12,914)	—
Changes in operating assets and liabilities:
Restricted cash	58	143
Accounts receivable	845	(566)
Prepaid expenses and other current assets	(129)	235
Income taxes, net	(9)	78
Other assets	45	132
Accounts payable, accrued expenses, and other liabilities	(644)	(490)

Net cash (used in) provided by operating activities	(860)	1,526

Cash Flows from Investing Activities
Net proceeds from sale of business	—	345
Net proceeds from sale of patent	—	285
Net proceeds from security deposits	—	187
Increase in intangible assets	(1,226)	(352)
Purchase of equipment	(96)

Net cash (used in) provided by investing activities	(1,322)	465

Cash Flows from Financing Activities
Net proceeds from sale of common stock	—	222
Treasury stock	(232)	—

Net cash (used in) provided by financing activities	(232)	222

(Decrease) increase in cash and cash equivalents	(2,414)	2,213

Cash and cash equivalents, beginning of period	6,430	4,837

Cash and cash equivalents, end of period	$4,016	$7,050

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Vertro, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE A - NATURE OF BUSINESS

Vertro, Inc., together with its wholly-owned subsidiaries (collectively, the “Company,” “we,” “us” or “Vertro”), is an Internet company that owns and operates the ALOT product portfolio.

ALOT offers two primary products to consumers, ALOT Home, a homepage product, and ALOT Appbar, a piece of software that integrates into the users' web browsers. Both ALOT Home and ALOT Appbar include a search box from which consumers conduct type-in web search. The ALOT Appbar provides access to a library of apps, which are used by consumers to receive dynamic information, perform useful tasks, or access their favorite content online. There are hundreds of apps available for consumers to choose from, ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

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

Certain prior period amounts may have been reclassified to conform to the current year presentation. Operating results for the three months and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the entire year. The Unaudited Condensed Consolidated Financial Statements include the accounts and operations of Vertro, Inc. and all of its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue and long-lived assets of the Company are all within the United States.  Therefore, no separate segment disclosures are presented as of and for the three and nine months ended September 30, 2011 and 2010.

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

Revenue Recognition

Our Homepage and Appbar products include a search box, from which the majority of our revenue is derived. Our users conduct approximately 2.7 million searches per day, and when they conduct these searches, both algorithmic results and associated paid search results are returned by third parties with whom we have contractual relationships. If users click on a paid search result after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. We recognize revenue from paid search result clicks in the period that the clicks occurred. In addition to this search revenue, we also generate revenue from certain apps. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Our website page-views and certain apps also generate revenue through display ads.

Cost of Services

Our cost of services consists of infrastructure, personnel, and syndicated content expenses directly related to the production, distribution, and usage of our ALOT products.

Cash and Cash Equivalents

Cash consisted primarily of bank deposits. We did not maintain a balance in short-term investments as of September 30, 2011 or December 31, 2010. As of September 30, 2011, we had no restricted cash, and restricted cash of $0.06 million at December 31, 2010, representing a certificate of deposit used to secure certain credit card obligations.

Allowance for Doubtful Accounts

We record our allowance for doubtful accounts based on our assessment of various factors.  We consider historical experience, the age of the accounts receivable balances, the credit quality of customers, current economic conditions, and other factors that may affect our customers’ ability to pay to determine the level of allowance required.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentration of credit risk consist primarily of cash and accounts receivable. As of September 30, 2011, our cash was on deposit primarily with a single financial institution. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at September 30, 2011 and December 31, 2010 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits. Accounts receivable are typically unsecured and are derived from revenue earned from customers located primarily in the United States. As of September 30, 2011, one customer (Google) accounted for approximately 78% of the accounts receivable balance. Google represented approximately 82% and 81%, respectively, for the three and nine months ended June 30, 2011, of consolidated revenues from continuing operations. In 2010, the percentages were 87% for the respective periods presented.

Fair Value of Financial Instruments

At September 30, 2011 and December 31, 2010, our financial instruments included cash, accounts receivable and accounts payable. The fair values of these financial instruments approximated their carrying values based on either their short maturity or current terms for similar instruments.

Comprehensive Income

Total comprehensive income is comprised of net (loss) income shown in the Condensed Consolidated Statements of Operations (Unaudited). Total comprehensive income for the three and nine months ended September 30, 2011 was $11.3 million and $10.9 million, respectively, while the total comprehensive income for the same periods in 2010 was $0.4 million and $1.8 million. There is no difference between total comprehensive income and net income.

Accumulated Other Comprehensive Income

At September 30, 2011, there was no Accumulated Other Comprehensive Income (previously shown in the equity section of the Condensed Consolidated Balance Sheet (Unaudited)). During the quarter ended September 30, 2011, the accumulation of prior net foreign currency translation adjustments of approximately $12.9 million that arose as part of the former MIVA Media EU discontinued operations was released through the Condensed Consolidated Statement of Operations (Unaudited) as the related foreign entity net assets have been substantially liquidated.

Customer Acquisition Costs

Customer acquisition costs are expensed as incurred, and are included in marketing and sales expense. For the three and nine months ended September 30, 2011, we incurred approximately $5.2 million and $15.7 million in customer acquisition costs, respectively. For the same periods in 2010, we incurred approximately $6.7 million and $16.8 million of customer acquisition costs, respectively. These costs were incurred to promote the ALOT products.

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

We capitalize certain costs of software developed for internal use in accordance with Accounting Standards Codification Section 350-40, Internal-Use Software. Capitalized costs currently include payroll and payroll-related costs. The cost of internally developed software is amortized on a straight-line basis over its estimated useful life, which is generally three years. For the three and nine months ended September 30, 2011, $0.4 million and $1.2 million of such costs were capitalized, respectively. No such costs were capitalized during the same periods in the prior year.

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

 Foreign Currency Translation

Effective April 1, 2009, we record all current foreign currency translation adjustments in current period (loss) income from continuing operations.  The Condensed Consolidated Balance Sheets as of September 30, 2011 reflects the release of the accumulation of prior net foreign currency translation adjustments of approximately $12.9 million that arose as part of the former MIVA Media EU discontinued operations.
That amount is reflected in discontinued operations for the quarter ended September 30, 2011, since the retained foreign entities were substantially liquidated. Nominal exchange rate gains and losses occur in current ALOT operations.

Operating Leases

We lease office space in Florida and New York under operating lease agreements expiring in 2012 and 2015, respectively. Our Florida lease has over a year remaining and during the quarter we recorded the remaining liability of $0.3 million as the property is no longer used by us for employees or storage space, resulting in a cease use of the property. Certain of the lease agreements contain rent holidays and rent escalation provisions.  Rent holidays and rent escalation provisions are considered in determining straight-line rent expense to be recorded over the lease term.  The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.  Lease renewal periods are considered on a lease-by-lease basis and generally are not included in determining the initial lease term rent expense.

Recent Accounting Pronouncement

New accounting pronouncements that have been adopted but are not yet effective include, but are not limited to, pronouncements on the following subjects:

•	Fair Value Measurement

•	Comprehensive Income

•	Intangibles—Goodwill and Other

These pronouncements are not expected to have any significant effect on our financial statements.

NOTE C - DISCONTINUED OPERATIONS

On March 12, 2009, we sold our MIVA Media Division, including the MIVA name. Transactions and adjustments related to the MIVA Media Division are classified as discontinued operations.

At September 30, 2011, Accumulated Other Comprehensive Income (previously shown in the equity section of the Condensed Consolidated Balance Sheet (Unaudited)) represents an accumulation of prior net foreign currency translation adjustments of approximately $12.9 million that arose as part of the former MIVA Media EU operations. During the quarter ended September 30, 2011, the accumulated balance was released to net income as the related foreign entity net assets have been substantially liquidated.

NOTE D – ACCOUNTING FOR SHARE-BASED COMPENSATION

Stock compensation expense for the three months ended September 30, 2011 and 2010, was $0.20 million and $0.22 million, respectively, and for the nine months then ended was $0.52 million and $0.65 million, respectively. For the three months ended September 30, 2011 and 2010, there was no stock option expense. However, there was restricted stock unit (“RSU”) expense of $0.20 million and $0.22 million, respectively. For the nine months ended September 30, 2011 and 2010, our share-based employee compensation expense consisted of stock option expense of zero and $0.01 million, respectively, and RSU expense of $0.52 million and $0.64 million, respectively.  As of September 30, 2011, all compensation expense related to stock options had been recognized.  The fair value of the stock options was estimated at the date of the grant using the Black-Scholes option-pricing model.

In July 2011, approximately 193,000 RSUs were issued to employees, including 154,400 with service based vesting provisions (over four years, on every January 1), and 38,600 that will vest upon our common stock reaching and closing at a share price at or exceeding $4.50 per share for ten consecutive trading days.

In January 2011, we issued RSUs to our independent Board members with service based vesting provisions (25% per quarter in equal increments).

In January 2010, we issued RSUs to our independent Board members with service based vesting provisions (25% per quarter in equal increments). In July 2010, approximately 165,000 RSUs were issued to employees, including 132,000 with service based vesting provisions (over four years, on every January 1), and 33,000 that will vest upon our common stock reaching and closing at a share price at or exceeding $5.00 per share for ten consecutive trading days.

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

NOTE E – EQUITY AND PER SHARE DATA

We incurred a net loss from continuing operations for the three and nine months ended September 30, 2011. As a result, potentially dilutive shares are not included in the calculations of earnings per share because to do so would have an anti-dilutive effect on the loss per share. Had we not recorded a loss, certain exercisable stock options would have been excluded from the calculation of earnings per share because option prices were greater than average market prices for the periods presented. The number of stock options that were excluded from the earnings per share calculations was 0.4 million shares with a range of exercise prices between $5.00 and $115.70 as of September 30, 2011.

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

The court granted Defendants' motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court's prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court's prior order on summary judgment. On October 21, 2011, we filed a petition for panel rehearing or rehearing en banc with the Court of Appeals for the Eleventh Circuit.

Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers.  This action is based on substantially the same facts alleged in the securities class action litigation described above.  The complaint is seeking to recover damages in an unspecified amount.  By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants' motion to dismiss in the securities class action.  On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation.  On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff's counsel that the case is due to be reopened.  Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Microsoft Litigation

On August 1, 2011, we entered into a Confidential Release and Settlement Agreement with Microsoft ending our participation in litigation with Microsoft as plaintiff, and Eric C. Ralls, RedOrbit, Inc. and John Does 1-10 as defendants in the United States District Court for the Western District of Washington.  Defendant RedOrbit, Inc. engaged in transactions with our divested MIVA Media business.  Microsoft alleged that we knowingly sent fraudulent traffic to RedOrbit, Inc., which caused harm to Microsoft in a manner that (i) violated the Computer Fraud and Abuse Act, (ii) constituted a trespass under Washington law, and (iii) was negligent.

Litigation Relating to Proposed Transaction with Inuvo, Inc.

On October 27, 2011, a complaint was filed in the Supreme Court of the State of New York, County of New York against us, our directors, Inuvo, Inc. and Anhinga Merger Subsidiary, Inc. on behalf of a putative class of similarly situated investors.  A second complaint, also purportedly brought on behalf of a class of investors, was filed on November 3, 2011, against these same defendants in the Court of Chancery for the State of Delaware.  The plaintiffs in both suits allege that our Board of Directors breached their fiduciary duties regarding the contemplated transaction with Inuvo (the “Merger”) and that Vertro, Inuvo, and Anhinga Merger Subsidiary aided and abetted the alleged breach of fiduciary duties.  The plaintiffs ask that the Merger be enjoined and seek other unspecified monetary relief.

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

No significant accruals for potential losses for litigation are recorded as of September 30, 2011, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

NOTE G - LONG - TERM LIABILITIES AND FINANCING AGREEMENTS

The long-term liabilities on the Condensed Consolidated Balance Sheets (Unaudited) primarily relate to the liabilities for uncertain tax positions that were reported as a discrete item as well as deferred lease obligations for our office operating leases.

On June 21, 2011, we entered into a First Business Financing Modification Agreement (the “Modification Agreement”) with Bridge Bank, National Association (“Bridge Bank”), which amended the Company's Business Financing Agreement, dated December 17, 2009, with Bridge Bank (the “Original Agreement” and collectively with the Modification Agreement hereinafter referred to as the “Agreement”). The Agreement provides a Growth Capital Credit Facility to the Company of up to $1.5 million (the “Growth Capital Facility”) and a receivables financing facility of up to $6.5 million (the “Receivables Financing Facility”). The Growth Capital Facility may be drawn in minimums of $500,000 per traunch during predetermined draw windows, and is to be repaid in thirty six (36) equal monthly installments, without penalty for early repayment. Subject to the terms of the Agreement, the borrowing base used to determine loan availability under the Receivables Financing Facility is equal to 80% of our eligible accounts receivable, with account eligibility measured by Bridge Bank. At September 30, 2011, we would have been eligible to draw down approximately up to $3.4 million under the Receivables Financing Facility. The Agreement terminates on June 20, 2013, provided, however, either party may terminate the Agreement at any time, and all loan advances under the Receivables Financing Facility would become due and payable and the outstanding amounts under the Growth Capital Facility would be repaid pursuant the payment schedule.
All amounts borrowed under the Agreement are secured by a general security interest in our assets, including our accounts receivable and intellectual property, and are subject to a 1.25 Asset Coverage Ratio of cash accounts maintained at Bridge Bank and eligible receivables in relation to the amounts borrowed.
Except as otherwise set forth in the Agreement, borrowings will bear interest at a rate equal to the Prime Rate as announced by Bridge Bank or 3.25%, whichever is greater, plus 1.0%.
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

NOTE H– COMMITMENTS AND CONTINGENCIES

Our commitment and contingencies associated with our purchase contracts and capital and operating lease obligations for the three and nine months ended September 30, 2011, did not change materially from that disclosed in the Form 10-K filing for the year ended December 31, 2010.

NOTE I– INCOME TAXES

The income tax expense for the three months ended September 30, 2011 and 2010, was $0.01 million for both periods, and for the nine months ended September 30, 2011 and 2010, was $0.06 million for both periods. Income tax expense was primarily due to the interest expense on the liability for uncertain tax positions that was reported as a discrete item.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the split of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

NOTE J – TREASURY STOCK

During the three months ended September 30, 2011, our shares held in treasury increased by a total of 1,277 shares or approximately $0.003 million. This increase in treasury shares resulted from withholding shares upon the vesting of restricted stock units during the period to fund payment of related withholding taxes.

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

NOTE L- SUBSEQUENT EVENTS

On October 17, 2011, we announced that we have entered into a definitive agreement and plan of merger with Inuvo, Inc., pursuant to which Inuvo will acquire Vertro in an all stock transaction. Under terms of the agreement, which was unanimously approved by the Board of Directors of each company, at closing of the transaction, Vertro will become a wholly-owned subsidiary of Inuvo in a tax-free exchange of shares at an exchange ratio of 1.546 shares of Inuvo common stock per each share of Vertro common stock. The merger is expected to close in the fourth quarter of 2011 or the first quarter of 2012, subject to satisfaction of the closing conditions. The completion of the merger is conditioned upon registration of the shares issued to Vertro stockholders on a Registration Statement on Form S-4, approval from stockholders of Vertro and Inuvo, approval of the listing of the shares to be issued on the NYSE Amex, execution of a new credit agreement for the combined company, and other customary closing conditions. As a result, the merger may not be consummated. (See also Litigation Relating to Proposed Transaction with Inuvo, Inc. in NOTE F - LEGAL PROCEEDINGS.)

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

ALOT offers two primary products to consumers, ALOT Home, a homepage product, and ALOT Appbar, a piece of software that integrates into the users' web browsers. Both ALOT Home and ALOT Appbar include a search box from which consumers conduct type-in web search. The ALOT Appbar provides access to a library of apps, which are used by consumers to receive dynamic information, perform useful tasks, or access their favorite content online. There are hundreds of apps available for consumers to choose from, ranging from a weather app that provides an at-a-glance snapshot of the weather for the coming four days, to a radio app that enables consumers to listen to thousands of radio stations from around the world. All ALOT products and apps are free to download and use.

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

RESULTS OF CONTINUING OPERATIONS

Revenue
Our Homepage and Appbar products include a search box, from which the majority of our revenue is derived. Our users conduct on average approximately 2.7 million searches per day, and when they conduct these searches, both algorithmic results and associated paid search results are returned by third parties with whom we have contractual relationships. If users click on a paid search result after conducting a search, we earn a percentage of the total click-through revenue provided by the third-party that placed the advertisement. We recognize revenue from paid search result clicks in the period that the clicks occurred. In addition to this search revenue, we also generate revenue from certain apps. We refer to these as sponsored apps and they generate either pay-per-click or cost-per-action revenue. Our website page-views and certain apps also generate revenue through display ads.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2011	2010	$ Variance	% Variance	2011	2010	$ Variance	% Variance
Revenue	$6,281	$9,759	$(3,478)	(36)	$22,176	$26,324	$(4,148)	(16)
Cost of services	$388	$505	$(117)	(23)	$1,325	$1,374	$(49)	(4)
Gross Profit	$5,893	$9,254	$(3,361)	(36)	$20,851	$24,950	$(4,099)	(16)

During the three months ended September 30, 2011, we recorded revenue from continuing operations of $6.3 million, a decrease of approximately 36% from the $9.8 million recorded in the same period in 2010. For the nine months ended September 30, 2011, we recorded revenue of $22.2 million compared with $26.3 million for the same period in 2010, a decrease of approximately 16%. The year over year decline in revenue for the three month period ended September 30, 2011, was a result of the following additive factors:

•	A reduction in the number of advertising impressions due to the mandated change to our SERP at the end of the second quarter, driving down click-through rates on advertising.

•	The decision to pull back on our customer acquisition spending in June and July of this year, causing total live users to decline resulting in fewer total searches.

•	A reduction in our revenue sharing rates during the months of June through September 2011 from certain advertising partners based on not achieving a gross revenue target in a tiered rate structure, driving down net revenue per click and per search.

•
The inability to acquire our desired number of users at appropriate prices. Inefficiencies in our buying model arose from (i) our lack of pricing history, causing the average cost to acquire a user to increase, and (ii) changes to our direct marketing advertisements due to third party requirements.

•
A shift in customer composition, with a reduction in users in English speaking countries (Region 1) and an increase in users in the non-English speaking markets Vertro serves (Rest of World), where growth is high, but advertising rates are lower.

These factors also contributed to the year over year decline in revenue in the nine month period ended September 30, 2011, with the following differences:

•
While total searches declined year over year during the three month period ended September 30, 2011, total searches grew year over year during the nine month period ended September 30, 2011. However, total revenue still declined despite the slight growth in search activity because of the shift in customer composition and resulting search activity away from English speaking countries (Region 1) to non-English speaking markets (Rest of World), where growth is high, but advertising rates are lower.

•
Net revenue per search declined year over year in the nine month period ended September 30, 2011, for similar reasons as in three month period ended September 30, 2011, with the additional factor of an anticipated reduction in our revenue sharing rate from certain advertising partners in July 2010 under the negotiated terms of an advertising agreement.

While total revenue declined during the three month and nine month periods due to factors affecting the user base of ALOT products in aggregate, we experienced improvement in per-user attrition and revenue performance for new distribution during the quarter. These improvements related to the release of a new version of the ALOT Homepage product that produced faster response times for users globally, and we believe positively impact the expected Lifetime Value of users acquired in the quarter.

Cost of Services

Cost of services consists of costs associated with designing and maintaining the technical infrastructure that supports our various services and fees paid to telecommunications carriers for Internet connectivity. Costs associated with our technical infrastructure include salaries of related technical personnel, depreciation of related computer equipment, co-location charges for our network equipment, and software license fees.

Cost of services decreased to $0.39 million and $1.33 million for the three and nine months ended September 30, 2011, from $0.51 million and $1.37 million, respectively, in the same period in the prior year.  Cost of services for the three and nine month periods ended September 30, 2011, compared to the same periods in 2010, increased as a percentage of revenue to 6.2% from 5.2% and 6.0% from 5.2%, respectively, as a result of costs remaining essentially even as revenue decreased.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2011 and 2010, were as follows (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
Marketing and sales	$5,398	$7,028	$(1,630)	$16,514	$18,084	$(1,570)
General and administrative	$1,858	$1,459	$399	$5,379	$4,698	$681
Product development	$191	$405	$(214)	$812	$1,488	$(676)
Total	$7,447	$8,892	$(1,445)	$22,705	$24,270	$(1,565)

Operating Expenses as a % of Revenue
	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	Variance	2011	2010	Variance
Marketing and sales	85.9%	72.0%	13.9	74.5%	68.7%	5.8
General and administrative	29.6%	15.0%	14.6	24.3%	17.8%	6.4
Product development	3.0%	4.2%	(1.1)	3.7%	5.7%	(2.0)
Total	118.6%	91.1%	27.4	102.4%	92.2%	10.2

Marketing and sales

Marketing and sales expense consists primarily of customer acquisition costs for toolbar/appbar acquisitions and also includes payroll expense and benefits related to individuals working within this category.

Marketing and sales expense decreased approximately $1.6 million for the three months ended September 30, 2011, to $5.4 million as compared to $7.0 million for the same period in 2010.  Customer acquisition costs used to promote our ALOT products decreased $1.4 million in the three months ended September 30, 2011, as compared to the same period in the prior year.

Marketing and sales expense decreased approximately $1.6 million for the nine months ended September 30, 2011, to $16.5 million as compared to $18.1 million for the same period in 2010.  Customer acquisition costs used to promote our ALOT products decreased approximately $1.0 million in the nine months ended September 30, 2011, as compared to the same period in the prior year.

Variances for the three months and nine months ended September 30, 2011 and 2010, respectively, were primarily due to challenges we experienced in achieving cost effective distribution of our ALOT products as we were unable to acquire our targeted number of users at our desired prices. However, during the three months ended September 30, 2011, the roll out of our new Homepage product began to show significant increases in expected lifetime values per user over recent trends. Based on these expected lifetime values, we continued to spend  throughout the whole quarter under the assumption that most of the benefits of this spend would be received over the lifetime values of the users in subsequent quarters. Customer acquisition costs are recognized in the period in which they are spent, but the users monetize over a lifetime longer than the current period.

General and Administrative

General and administrative expense consists primarily of: payroll and related expenses for executive and administrative personnel, fees for professional services; costs related to leasing, maintaining, and operating our facilities; travel costs for administrative personnel; insurance; depreciation of property and equipment not related to search serving or product development activities; expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Professional services are used in connection with operating our business, litigation, and evaluating and pursuing new opportunities.

General and administrative expenses increased by $0.4 million in the three months ended September 30, 2011, to $1.9 million as compared to $1.5 million for the same period in the previous year.  The increase contributing to this variance related to an increase in amortization costs of $0.2 million and a $0.3 million accrual for rent expense related to the cease-use of our former MIVA Media headquarters in Florida; offset by a decrease in consulting expense of $0.1 million.

General and administrative expenses increased by $0.7 million in the nine months ended September 30, 2011, to $5.4 million as compared to $4.7 million for the same period in the previous year.  Increases contributing to this variance included: amortization costs of $0.2 million; a $0.3 million accrual for rent expense related to the cease-use of our former MIVA Media headquarters in Florida; and employee costs of $0.2 million.

Product development

Product development expense consists primarily of payroll and related expenses for personnel responsible for the development and maintenance of features, enhancements, and functionality for our proprietary services and depreciation for related equipment used in product development.

Product development expense decreased by $0.2 million in the three months ended September 30, 2011, to $0.2 million as compared to $0.4 million for the same period in the previous year due to the capitalization of employee related costs associated with new product development.

Product development expense decreased by $0.7 million in the nine months ended September 30, 2011, to $0.8 million as compared to $1.5 million for the same period in the previous year due to the capitalization of employee related costs associated with new product development.

Exchange Rate Gain

We recognized an immaterial exchange rate gain during the three months ended September 30, 2011, as compared to an exchange rate gain of $0.05 million recognized in the same period of 2010. We discontinued our European operations (EU) in March 2009.  However, we retained certain financial assets and liabilities that were contained within the related Vertro owned European legal entities whose liquidation began in 2010 and continued into 2011.  Given this structure, the U.S. dollar became the functional currency for the EU entities causing us to record exchange rate changes in our consolidated statement of operations.  Most of the exchange rate gain relates to the outstanding intercompany loans between the EU subsidiaries and our U.S. parent corporation that previous to the discontinuation of operations were recognized in Accumulated Other Comprehensive Income.  Nominal exchange rate gains and losses occur in current ALOT operations.

Discontinued Operations

Discontinued operations had a gain for the three months ended September 30, 2011, of $13.0 million, and a nominal gain for the three months ended September 30, 2010. Discontinued operations had a gain for the nine months ended September 30, 2011, of $12.9 million, and a gain of $0.8 million for the nine months ended September 30, 2010. The gain for the nine months ended September 30, 2011 resulted primarily from the release of accumulated comprehensive income to the Condensed Consolidated Statement of Operations (Unaudited) as the related foreign entity net assets of the former MIVA Media EU operations have been substantially liquidated.

As of March 12, 2009, the U.S. dollar became the functional currency for all operations.  Effective April 1, 2009, we are recording all current foreign currency translation adjustments in income (loss) from continuing operations.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2011, was $0.01 million and $0.06 million, respectively, as compared to $0.01 million and $0.06 million in income tax expense in the same periods in 2010, respectively. Income taxes are primarily due to the interest expense on the liability for uncertain tax positions.

The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of the fiscal year, the combination of that income between foreign and domestic sources, and expected utilization of tax losses that have a full valuation allowance.

(Loss) Income from Continuing Operations

As a result of the factors described above, we incurred a loss from continuing operations of $1.6 million and generated income of $0.4 million for the three months ended September 30, 2011 and 2010, respectively, which represents diluted earnings (loss) per weighted average outstanding share of $(0.22) and $0.05, respectively. For the nine months ended September 30, 2011 and 2010, respectively, we generated a loss from continuing operations of $2.0 million and a gain of $1.1 million, respectively, that represents diluted earnings per weighted average outstanding share of $(0.27) and $0.15, respectively.

Weighted average common shares used in the diluted earnings per share computation increased 0.32 million and 0.32 million from 7.19 million shares and 7.18 million shares for the three and nine months ended September 30, 2010, to approximately 7.52 million and 7.50 million for the three and nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, we had total unrestricted cash of $4.0 million.  This represents a $2.4 million or 38% decrease from the total cash of $6.4 million at December 31, 2010 and a decrease of $0.8 million or 17% from June 30, 2011.  The decrease in cash was due to cash used from operating activities of $0.9 million, cash used in investing activities of $1.3 million, and cash used in financing of $0.2 million.

Operating Activities

Net cash used in operations totaled $0.9 million for the nine months ended September 30, 2011.  Cash flow from operations can be understood by starting with the amount of net income or loss and adjusting that amount for non-cash items and variations in the timing between revenue recorded and revenue collected, and between expenses recorded and expenses paid.  Net income of $10.9 million included expenses that did not require cash, including equity based compensation ($0.53 million) and depreciation and amortization ($0.40 million), and income on gain on reversal of other comprehensive income that did not provide cash ($12.9 million) resulting in operations providing cash before the effect of timing differences of $1.2 million.  With respect to timing differences, revenue collected exceeded revenue recorded ($0.8 million) and expenses paid exceeded expenses recorded ($0.6 million).

Net cash used in operations totaled $1.5 million for the nine months ended September 30, 2010.   Net income of $1.8 million included expenses that did not require cash, including provisions for depreciation and amortization ($0.04 million) and equity based compensation ($0.65 million). Income items that did not provide cash included a foreign exchange gain ($0.12 million), a gain on sale of a domain ($0.29 million) and a doubtful account recovery ($0.11 million).  Thus, operations provided cash before the effect of timing differences of $2.0 million.  With respect to timing differences, revenue recorded exceed revenue collection ($0.57 million) and expenses paid exceeded expenses recorded ($0.06 million).

Investing Activities

Net cash used in investing activities totaled approximately $1.3 million for the nine months ended September 30, 2011.  Cash was used in the purchase of equipment ($0.10 million), and capitalized software development costs ($1.2 million).

Net cash provided by investing activities totaled approximately $0.5 million for the nine months ended September 30, 2010.  Cash was provided by: the net proceeds from the sale of a patent ($0.3 million), additional proceeds from the MIVA Media sale ($0.3 million) and proceeds from the collection of security deposits ($0.2 million), offset by the purchase of capital assets ($0.07 million).

Financing Activities

Net cash used in financing activities totaled $0.2 million for the nine months ended September 30, 2011. Cash was used in the purchase of treasury stock ($0.2 million).

Net cash provided by financing activities totaled $0.2 million for the nine months ended September 30, 2010. Cash was provided by the sale of common stock.

Liquidity

We currently anticipate that our net working capital of approximately $1.7 million along with cash flows from operations will be sufficient to meet our expected liquidity needs for working capital and capital expenditures over at least the next 12 months.

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

During the three and nine months periods ended September 30, 2011, there have been no changes to the items that we disclosed as our critical accounting policies and estimates in our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed by us with the SEC on March 9, 2011.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “will,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of such terms or other comparable terminology.  This report includes, among others, statements regarding our: revenue; primary operating costs and expenses; capital expenditures; evaluation of possible acquisitions of, or investments in, business, products and technologies; sufficiency of existing cash to meet operating requirements; and our proposed merger with Inuvo.

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

We have made no change to our internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The court granted Defendants' motion for summary judgment on November 16, 2009, and the court entered final judgment in favor of all Defendants on December 7, 2009. Plaintiffs appealed the summary judgment ruling and the court's prior orders dismissing certain claims. On September 30, 2011, the Court of Appeals for the Eleventh Circuit affirmed the dismissal of 9 of the 11 alleged misstatements and reversed the court's prior order on summary judgment. On October 21, 2011, we filed a petition for panel rehearing or rehearing en banc with the Court of Appeals for the Eleventh Circuit.

Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Derivative Stockholder Litigation

On July 25, 2005, a shareholder, Bruce Verduyn, filed a putative derivative action purportedly on behalf of us in the United States District Court for the Middle District of Florida, against certain of our directors and officers.  This action is based on substantially the same facts alleged in the securities class action litigation described above.  The complaint is seeking to recover damages in an unspecified amount. By agreement of the parties and by Orders of the Court, the case was stayed pending the resolution of Defendants' motion to dismiss in the securities class action.  On July 10, 2007, the parties filed a stipulation to continue the stay of the litigation. On July 13, 2007, the Court granted the stipulation to continue the stay and administratively closed the case pending notification by plaintiff's counsel that the case is due to be reopened. Regardless of the outcome, this litigation could have a material adverse impact on our results because of defense costs, including costs related to our indemnification obligations, diversion of management's attention and resources, and other factors.

Microsoft Litigation

On August 1, 2011, we entered into a Confidential Release and Settlement Agreement with Microsoft ending our participation in litigation with Microsoft as plaintiff, and Eric C. Ralls, RedOrbit, Inc. and John Does 1-10 as defendants in the United States District Court for the Western District of Washington.  Defendant RedOrbit, Inc. engaged in transactions with our divested MIVA Media business.  Microsoft alleged that we knowingly sent fraudulent traffic to RedOrbit, Inc., which caused harm to Microsoft in a manner that (i) violated the Computer Fraud and Abuse Act, (ii) constituted a trespass under Washington law, and (iii) was negligent.

Litigation Relating to Proposed Transaction with Inuvo, Inc.

On October 27, 2011, a complaint was filed in the Supreme Court of the State of New York, County of New York against us, our directors, Inuvo, Inc. and Anhinga Merger Subsidiary, Inc. on behalf of a putative class of similarly situated investors.  A second complaint, also purportedly brought on behalf of a class of investors, was filed on November 3, 2011, against these same defendants in the Court of Chancery for the State of Delaware.  The plaintiffs in both suits allege that our Board of Directors breached their fiduciary duties regarding the contemplated transaction with Inuvo (the “Merger”) and that Vertro, Inuvo, and Anhinga Merger Subsidiary aided and abetted the alleged breach of fiduciary duties.  The plaintiffs ask that the Merger be enjoined and seek other unspecified monetary relief.

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

No significant accruals for potential losses for litigation are recorded as of September 30, 2011, and although losses are possible in connection with the above litigation, we are unable to estimate an amount or range of possible loss, but if circumstances develop that necessitate a loss contingency being disclosed or recorded, we will do so.  We expense all legal fees for litigation as incurred.

Item 1A. Risk Factors

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K filed with the Securities and Exchange Commission on March 29, 2011, as updated in Part II, Item 1A of our Form 10-Qs filed with the Securities and Exchange Commission on May 12, 2011 and August 10, 2011, respectively, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in our Form 10-K.

Risks Relating to Our Business

One paid listings provider, which is a competitor of ours, accounts for a significant portion of our consolidated revenue and any adverse change in that relationship would likely result in a significant decline in our revenue and our business operations could be significantly harmed.

We have an agreement with Google pursuant to which we utilize Google's paid search results and algorithmic search services for approved ALOT websites and applications. We renewed our agreement with Google in December 2010 for a two year term beginning on January 1, 2011, and expiring on December 31, 2012, unless either party elects not to continue after December 31, 2011, by providing written notice thereof at least 60 days prior to December 31, 2011.  We receive a share of the revenue generated by the paid search results services supplied to us from Google. The amount of revenue we receive from Google depends on a number of factors outside of our control, including the amount Google charges for advertisements, the depth of advertisements available from Google, and the ability of Google's system to display relevant ads in response to our end-user queries.   For the quarter ended September 30, 2011, Google accounted for approximately 82% of our consolidated revenue from continuing operations.  Our agreement with Google contains broad termination rights and our use of Google's paid search results and algorithmic search services are subject to Google's implementation guidelines. Google also competes with our ALOT business. We likely will experience a significant decline in revenue and our business operations could be significantly harmed if:

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

On May 11, 2011, we were notified by Google that they changed their implementation guidelines that apply to our use of Google's paid search results. These changes negatively impacted our business in the third quarter of 2011 and may negatively impact our business and results of operations in the future.

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

Risks Relating to an Investment in Our Common Stock

Significant dilution will occur if outstanding options are exercised or restricted stock unit grants vest

As of September 30, 2011, we had stock options outstanding to purchase a total of approximately 0.2 million shares at share prices ranging from $5.00 to $115.70 per share under our stock incentive plans.

Also, as of September 30, 2011, we have 0.4 million restricted stock units outstanding including approximately 0.1 million in restricted stock units that would vest upon our common stock reaching, and closing, at share prices ranging from $5.00 to $60.00 for ten consecutive trading days.  The remaining approximate 0.2 million restricted stock units will vest in equal increments on January 2 in years 2011, 2012, 2013 and 2014.  If outstanding stock options are exercised or restricted stock units vest, dilution will occur to our stockholders, which may be significant.

We cannot predict our future capital needs and may not be able to secure additional financing.

We have no material long-term agreements or short-term commitments for the funding of capital expenditures.  We currently anticipate that our cash of $4.0 million as of September 30, 2011, along with cash flows from operations during 2011 and 2012, will be sufficient to meet the anticipated liquidity needs for working capital and capital expenditures over the next 12 months.

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

Our ability to comply with the provisions of the credit facility will be dependent upon our future performance, which may be affected by events beyond our control. A breach of any of our covenants could result in a default under the credit facility. In the event of any such default, Bridge Bank could elect to declare all borrowings outstanding under the credit facility, together with any accrued interest and other fees, to be due and payable, as well as require us to apply all available cash to repay the amounts. If we were unable to repay the indebtedness upon its acceleration, Bridge Bank could proceed against the underlying collateral. There can be no assurance that our assets would be sufficient to repay an amount in full, that we would be able to borrow sufficient funds to refinance the indebtedness, or that we would be able to obtain a waiver to cure any such default. At September 30, 2011, and the date of filing of this Form 10-Q, we did not have any amounts outstanding under our credit facility.

Risks Relating to our Proposed Merger with Inuvo

The merger is subject to closing conditions that, if not satisfied or waived in a timely manner or at all, will result in the merger not being completed or delayed. A failure to complete or delay in completing the merger may have an adverse effect on our business due to uncertainty or operating restrictions while the merger is pending or cause the market prices of Vertro common stock to decline.

The merger will not be completed unless all of the conditions to the merger have been satisfied or, if permissible, waived. We cannot predict what the effect on the market price of our shares of common stock would be if the merger is not completed, but depending on market conditions at the time, it could result in a decline in market price. A substantial delay in completing the merger due to litigation that has been instituted regarding the merger or the need to satisfy the conditions to closing the merger, or the imposition of any unfavorable terms, conditions, or restrictions in obtaining a waiver to such conditions or otherwise, could have a material adverse effect on the anticipated benefits of, or increase the costs associated with or delay the cost savings anticipated from, the merger, thereby impacting the business, financial condition, or results of operations of the combined company after the merger. In addition, we are subject to restrictions on the operation of our business while the merger is pending, which could impair our ability to operate our businesses and prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger. Any of these situations could also result in a decline in the market price of our common stock. Also, the uncertainty regarding whether the merger will be completed (including uncertainty regarding whether the conditions to closing will be met) could impact our relationships with our employees, suppliers and partners. These restrictions and uncertainties could have an adverse impact on our business, financial condition, or results of operations and could result in a decline in the market price of our common stock or an increase in the volatility of these market prices.

If the merger is completed, the failure to integrate successfully the businesses of Inuvo and Vertro in the expected timeframe could adversely affect the combined company's future results following the completion of the merger.

The success of the merger will depend, in large part, on the ability of the combined company following the completion of the merger to realize the anticipated benefits from combining the businesses of Inuvo and Vertro. The failure to integrate successfully and to manage successfully the challenges presented by the integration process may result in the combined company's failure to achieve some or all of the anticipated benefits of the merger. Potential difficulties that may be encountered in the integration process include the following:

•	using the combined company's cash and other assets efficiently to develop the business of the combined company;

•	appropriately managing the liabilities of the combined company;

•	potential unknown or currently unquantifiable liabilities associated with the merger and the operations of the combined company;

•	potential unknown and unforeseen expenses, delays, or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the companies as a result of the diversion of management's attention caused by completing the merger and integrating the companies' operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, we acquired shares of our common stock in connection with vesting of restricted stock units as described in the table below.

Issuer Purchases of Equity Securities

	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs
Period

July	1,115		2.30	n/a	n/a
August	162		2.07	n/a	n/a
September				n/a	n/a
Total	1,277	(1)	$2.19	—	—

(1)	Represents shares withheld by us upon the vesting of restricted stock units to satisfy withholding taxes.

Item 6. Exhibits

See Index of Exhibits.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertro, Inc.

Date:	November 9, 2011	By: /s/ James G. Gallagher
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